Form 10-Q
period 2021-06-30
Bright Health Group Inc.
filed 2021-08-11
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-40537

BRIGHT HEALTH GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4991296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Norman Center Drive, Suite 1200, Minneapolis, MN	55437
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (612) 238-1321

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BHG	New York Stock Exchange
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of August 2, 2021, the registrant had 630,222,819 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements made in this Quarterly Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will” and other similar expressions. These forward-looking statements include any statements regarding our plans and expectations with respect to Bright Health Group, Inc. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our ability to contract with care providers and arrange for the provision of quality care; our ability to accurately estimate our medical expenses, effectively manage our costs and claims liabilities or appropriately price our products and charge premiums; the impact of the COVID-19 pandemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage the growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions and integrate acquired businesses; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; and the other factors set forth under the heading “Risk Factors” in Bright Health Group’s prospectus dated June 23, 2021 (File No.333-256286), as filed with the United States Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

The preceding list is not intended to be an exhaustive list of all of the factors that might affect our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Other sections of this Quarterly Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this release to conform these statements to actual results or to changes in our expectations.

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,506,319	$488,371
Short-term investments	283,337	499,928
Accounts receivable, net of allowance of $4,535 and $2,602, respectively	93,086	60,522
Prepaids and other current assets	208,693	130,986
Total current assets	2,091,435	1,179,807
Other assets:
Long-term investments	633,029	175,176
Property, equipment and capitalized software, net	19,101	12,264
Goodwill	565,020	263,035
Intangible assets, net	262,420	152,211
Other non-current assets	28,773	28,309
Total other assets	1,508,343	630,995
Total assets	$3,599,778	$1,810,802
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$565,620	$249,777
Accounts payable	86,527	57,252
Unearned revenue	38,060	34,628
Risk adjustment payable	507,853	187,777
Other current liabilities	166,227	35,847
Total current liabilities	1,364,287	565,281
Other liabilities	44,453	28,578
Total liabilities	1,408,740	593,859
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	41,012	39,600
Redeemable preferred stock, $0.0001 par value; 100,000,000 and 166,307,087 shares authorized in 2021 and 2020, respectively; — and 164,244,893 shares issued and outstanding in 2021 and 2020, respectively	—	1,681,015
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 and 658,993,725 shares authorized in 2021 and 2020, respectively; 625,691,448 and 137,662,698 shares issued and outstanding in 2021 and 2020, respectively	63	14
Additional paid-in capital	2,735,099	9,877
Accumulated deficit	(585,669)	(515,989)
Accumulated other comprehensive income	533	2,426
Total shareholders’ equity (deficit)	2,150,026	(503,672)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$3,599,778	$1,810,802
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Premium revenue	$1,042,086	$290,972	$1,902,717	$481,709
Service revenue	12,085	3,604	20,523	8,424
Investment income	59,669	2,280	65,158	5,289
Total revenue	1,113,840	296,856	1,988,398	495,422
Operating expenses:
Medical costs	904,630	233,180	1,589,200	363,795
Operating costs	261,060	88,827	469,300	163,271
Depreciation and amortization	7,195	2,085	11,776	2,872
Total operating expenses	1,172,885	324,092	2,070,276	529,938
Operating loss	(59,045)	(27,236)	(81,878)	(34,516)
Interest expense	4,142	—	4,688	—
Loss before income taxes	(63,187)	(27,236)	(86,566)	(34,516)
Income tax (benefit) expense	(19,464)	(9,162)	(18,298)	(9,162)
Net loss	(43,723)	(18,074)	(68,268)	(25,354)
Net earnings attributable to noncontrolling interests	(795)	—	(1,412)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(44,518)	$(18,074)	$(69,680)	$(25,354)
Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders	$(0.28)	$(0.13)	$(0.46)	$(0.19)
Basic and diluted weighted-average common shares outstanding	160,942	135,801	150,616	135,719
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(43,723)	$(18,074)	$(68,268)	$(25,354)
Other comprehensive (loss) income:
Unrealized investment holding gains (losses) arising during the year, net of tax of $0 and $0, respectively	(684)	2,394	(1,665)	3,285
Less: reclassification adjustments for investment gains (losses), net of tax of $0 and $0, respectively	167	10	228	(50)
Other comprehensive (loss) income	(851)	2,384	(1,893)	3,335
Comprehensive loss	(44,574)	(15,690)	(70,161)	(22,019)
Comprehensive loss attributable to noncontrolling interests	(795)	—	(1,412)	—
Comprehensive loss attributable to Bright Health Group, Inc. common shareholders	$(45,369)	$(15,690)	$(71,573)	$(22,019)
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
2021	Shares	Amount	Shares	Amount
Balance at January 1, 2021	164,245	1,681,015	137,663	$14	$9,877	$(515,989)	$2,426	$(503,672)
Net loss	—	—	—	—	—	(25,162)	—	(25,162)
Issuance of preferred stock	1,420	55,137	—	—	—	—	—	—
Issuance of common stock	—	—	4,661	—	4,893	—	—	4,893
Share-based compensation	—	—	—	—	5,176	—	—	5,176
Other comprehensive loss	—	—	—	—	—	—	(1,042)	(1,042)
Balance at March 31, 2021	165,665	$1,736,152	142,324	$14	$19,946	$(541,151)	$1,384	$(519,807)

Net loss	—	—	—	—	—	(44,518)	—	(44,518)
Issuance of preferred stock	2,067	79,807	—	—	—	—	—	—
Conversion of preferred stock to common stock	(167,732)	(1,815,959)	427,897	43	1,815,916	—	—	1,815,959
Issuance of common stock	—	—	4,120	1	4,722	—	—	4,723
Sale of common stock from IPO, net of offering costs	—	—	51,350	5	880,637	—	—	880,642
Share-based compensation	—	—	—	—	13,878	—	—	13,878
Other comprehensive loss	—	—	—	—	—	—	(851)	(851)
Balance at June 30, 2021	—	—	625,691	$63	$2,735,099	$(585,669)	$533	$2,150,026
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
2020	Shares	Amount	Shares	Amount
Balance at January 1, 2020	119,222	871,990	135,509	$14	$3,184	$(267,547)	$982	$(263,367)
Net loss	—	—	—	—	—	(7,280)	—	(7,280)
Issuance of preferred stock	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	183	—	13	—	—	13
Share-based compensation	—	—	—	—	943	—	—	943
Other comprehensive income	—	—	—	—	—	—	951	951
Balance at March 31, 2020	119,222	871,990	135,692	$14	$4,140	$(274,827)	$1,933	$(268,740)

Net loss	—	—	—	—	—	(18,074)	—	(18,074)
Issuance of preferred stock	19,661	291,200	—	—	—	—	—	—
Issuance of common stock	—	—	246	—	118	—	—	118
Share-based compensation	—	—	—	—	1,250	—	—	1,250
Other comprehensive income	—	—	—	—	—	—	2,384	2,384
Balance at June 30, 2020	138,883	1,163,190	135,938	$14	$5,508	$(292,901)	$4,317	$(283,062)
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(69,680)	$(25,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,776	2,872
Share-based compensation	19,054	2,193
Deferred income taxes	(18,018)	—
Unrealized gain on equity securities	(62,754)	—
Other, net	8,681	486
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(14,427)	23,681
Other assets	(39,883)	(3,844)
Medical cost payable	223,125	21,739
Risk adjustment payable	318,758	108,787
Accounts payable and other liabilities	120,847	(46,376)
Unearned revenue	(333)	2,860
Net cash provided by operating activities	497,146	87,044
Cash flows from investing activities:
Purchases of investments	(596,811)	(486,873)
Proceeds from sales, paydown, and maturities of investments	449,636	209,155
Purchases of property and equipment	(10,554)	(319)
Business acquisition, net of cash acquired	(210,492)	(174,090)
Net cash used in investing activities	(368,221)	(452,127)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	211,200
Proceeds from issuance of common stock	9,616	131
Proceeds from short-term borrowings	200,000	—
Repayments of short-term borrowings	(200,000)	—
Payments for debt issuance costs	(3,391)	—
Proceeds from IPO	887,328	—
Payments for IPO offering costs	(4,530)	—
Net cash provided by financing activities	889,023	211,331
Net increase (decrease) in cash and cash equivalents	1,017,948	(153,752)
Cash and cash equivalents – beginning of year	488,371	522,910
Cash and cash equivalents – end of period	$1,506,319	$369,158
Supplemental disclosures of cash flow information:
Changes in unrealized (loss) gain on available-for-sale securities in OCI	$(1,893)	$3,335
Cash paid for interest	3,195	—
Supplemental schedule of non-cash activities:
Redeemable convertible preferred stock issued for acquisitions	$134,944	$80,000
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$1,815,916	$—
Offering costs included in accounts payable and accrued expenses	$2,156	$—
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization: Bright Health Group, Inc. and subsidiaries (collectively, “Bright Health,” “we,” “our,” “us,” or the “Company”) was founded in 2015 to transform healthcare. Our mission of Making Healthcare Right. Together. is built upon the belief that by connecting and aligning the local resources in healthcare delivery with the financing of care, we can drive a superior consumer experience, reduce systemic waste, lower costs, and optimize clinical outcomes.

Stock Split: On June 2, 2021, we effected a stock split of the Company’s common stock on a 1-for-3 basis (the “Stock Split”). In connection with the Stock Split, the conversion rate for the Company’s preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was increased in proportion to the Stock Split. Accordingly, all common stock share and per share amounts for all periods presented in these financial statements have been retroactively adjusted to reflect this Stock Split.

Initial Public Offering: On June 28, 2021, we completed our initial public offering (“IPO”) in which we issued and sold 51,350,000 shares of common stock, par value $0.0001 per share, at an offering price of $18.00 per share. We received net proceeds of $887.3 million from the sale of our common stock, after deducting underwriting discounts and commissions of $37.0 million. We used a portion of the net proceeds from our IPO to repay in full our outstanding borrowings under our revolving credit facility, as well as to fund the acquisition of Centrum Medical Holdings, LLC (Centrum). Refer to Note 2, Business Combinations, and Note 7, Short-Term Borrowings for more information.

The Company’s Common Stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “BHG”.

We incurred $6.7 million of deferred offering costs consisting primarily of accounting, legal and other fees related to our IPO, which were recorded against IPO proceeds within additional paid-in capital upon closing of our IPO.

Conversion of Preferred Stock into Common Stock: On June 28, 2021, the Company issued 427,897,381 shares of common stock upon conversion (the “Conversion”) of all outstanding shares of its Series A Convertible Preferred Stock, par value $0.0001 per share, Series B Convertible Preferred Stock, par value $0.0001 per share, Series C Convertible Preferred Stock, par value $0.0001 per share, Series D Convertible Preferred Stock, par value $0.0001 per share, and Series E Convertible Preferred Stock, par value $0.0001 per share (collectively, the “Preferred Stock”), pursuant to its eighth amended and restated certificate of incorporation. Conversion of the preferred stock into shares of common stock occurred automatically immediately prior to the closing of our IPO.

Basis of Presentation: The condensed consolidated financial statements include the accounts of Bright Health Group, Inc. and all subsidiaries and controlled companies. All intercompany balances and transactions are eliminated upon consolidation. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our audited consolidated financial statements, unless the information contained in those disclosures materially changed or is required by GAAP. As such, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 included in the prospectus dated June 23, 2021 (File No.333-256286) (the “Prospectus”), as filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for fair presentation of the interim financial statements.

Use of Estimates: The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Our most significant estimates include medical costs payable, risk adjustment revenue and associated payables and receivables, valuation and impairment of goodwill and other intangible assets, valuation and impairment of investments and estimates of share-based compensation. Actual results could differ from these estimates.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Operating Costs: Our operating costs, by functional classification for the three and six months ended June 30, 2021 and 2020, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Compensation and fringe benefits	$77,379	$31,447	$134,405	$57,001
Professional fees	42,303	15,424	81,765	32,636
Marketing and selling expense	63,988	14,474	114,193	23,115
Other operating expenses	77,390	27,482	138,937	50,519
Total operating costs	$261,060	$88,827	$469,300	$163,271

Recently Issued and Adopted Accounting Pronouncements: There were no accounting pronouncements that were recently issued and not yet adopted or adopted since our audited consolidated financial statements that had, or are expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

NOTE 2. BUSINESS COMBINATIONS

Centrum Acquisition: On July 1, 2021, we acquired 75% of the outstanding equity interests of Centrum for cash consideration of $232.4 million and $75.0 million of common stock, for total purchase consideration of $306.2 million, net of $1.2 million of cash acquired. Centrum is a value-based primary care focused, multi-specialty medical group, with which our Bright HealthCare business partners within Florida. Centrum operates 17 health centers in Florida, serving Commercial, Medicare, and Medicaid consumers across multiple payors, with secured expansion locations in Texas and North Carolina. Centrum is included in our NeueHealth reportable segment. Transaction costs of $0.9 million incurred in connection with the acquisition are included in operating costs in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2021, respectively.

The total preliminary purchase consideration for the Centrum acquisition is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired is recorded as goodwill, which is predominately attributable to the incremental financial benefits achievable through Bright Health Group’s integrated care delivery model, whereby Bright HealthCare members are cared for under value-based arrangements with Centrum. This model brings together the financing, distribution, and delivery of high-quality healthcare and provides the opportunity to enhance overall margin potential for the Company. The goodwill is not deductible for tax purposes.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the Centrum acquisition (in thousands):

Accounts receivable	$1,874
Prepaids and other current assets	627
Property and equipment	2,557
Intangible assets	157,040
Other Assets	30
Total Assets	162,128
Medical costs payable	19
Accounts payable	359
Other current liabilities	861
Other liabilities	2,609
Total liabilities	3,848
Net identified assets acquired	158,280
Goodwill	233,022
Redeemable noncontrolling interest	(85,075)
Total purchase consideration	$306,227

The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments, becomes available.

The acquisition accounting is preliminary, as we have not obtained enough information to determine the fair value of operating lease right of use assets and liabilities. We also have not finalized the valuation of acquired intangible assets. Our preliminary estimate of intangible assets consists of customer relationships and trade names, and the values are based on the allocation of total purchase consideration to identified intangible assets in past acquisitions by the Company and analysis of comparable third-party business combinations. The fair value of noncontrolling interest was determined using an income approach and market approach and included a discount to account for the lack of marketability of the noncontrolling interest.

The acquisition of Centrum would not have had a material impact on our revenue or net loss had it been included in the consolidated results of the Company for the three and six months ended June 30, 2021 and 2020.

Central Health Plan Acquisition: On April 1, 2021, we acquired all of the outstanding shares of Central Health Plan of California, Inc. (“CHP”) for cash consideration of $276.0 million and $79.8 million in Series E preferred stock, for total purchase consideration of $271.7 million, net of $84.1 million of cash acquired. CHP is an insurance provider of Medicare Advantage (“MA”) HMO services. CHP is included in our Bright HealthCare reportable segment. Transaction costs of $0.2 million incurred in connection with the acquisition are included in operating costs in the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2021, out of $1.4 million of total transaction costs we have incurred.

The total preliminary purchase consideration for the CHP acquisition is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired is recorded as goodwill. The goodwill for CHP is attributable to synergies from leveraging CHP’s clinical model and California consumer expertise to continue to expand our MA business in the California market. The goodwill is not deductible for tax purposes.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the CHP acquisition (in thousands):

Accounts receivable	$16,361
Short-term investments	19,041
Prepaids and other current assets	25,520
Property and equipment	370
Intangible assets	102,000
Total Assets	163,292
Medical costs payable	79,450
Accounts payable	2,371
Other current liabilities	17,212
Other liabilities	28,622
Total liabilities	127,655
Net identified assets acquired	35,637
Goodwill	236,037
Total purchase consideration	$271,674

The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments, becomes available. The fair values of certain assets and liabilities have changed from previous disclosure. We reclassified $19.0 million to short-term investments from cash and cash equivalents, and we obtained additional information to estimate the fair value of risk adjustment receivables and payables, pharmacy rebates and other medical costs within accounts receivable, prepaids and other current assets, medical costs payable and other current liabilities. We also updated the fair value of identified intangible assets based on the methodologies described below and identified a $28.5 million deferred tax liability related to the intangible assets.

Our preliminary estimate of intangible assets related to the CHP acquisition consists of customer relationships with a 10-year useful life, trade names with a 15-year useful life and the provider network with a 7-year useful life. The value of the trade name was determined using the relief from royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements.

The following pro forma financial information presents our revenue and net loss as if CHP had been included in the consolidated results of the Company for the six months ended June 30, 2021 and the three and six months ended June 30, 2020 (in thousands):

	Pro Forma Consolidated Statements of Income (Loss)
	(Unaudited)
	Three Months Ended	Six Months Ended June 30,
	June 30, 2020	2021	2020
Revenue	$430,200	$2,117,268	$760,638
Net Loss	(15,123)	(58,271)	(21,763)

True Health New Mexico and Zipnosis Acquisitions: On March 31, 2021 we acquired all of the outstanding equity interests of True Health New Mexico, Inc. (“THNM”) for cash consideration of $27.5 million, net of cash acquired of $24.1 million, for total purchase consideration of $3.4 million. THNM is a physician-led health insurance company offering policies available through the commercial market for individual on- and off-exchange and employer-sponsored health coverage. THNM is included in our Bright HealthCare reportable segment. In addition, on March 31, 2021, we acquired Zipnosis, Inc. (“Zipnosis”), which is a telehealth platform that offers virtual care to health systems around the U.S., for aggregate consideration of $73.5 million, including $55.1 million in Series E preferred stock. We acquired $3.2 million of cash as part of the Zipnosis acquisition, for net total purchase consideration of $70.3 million. Zipnosis is included in our NeueHealth reportable segment.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Transaction costs of $0.5 million incurred in connection with these acquisitions are included in operating costs in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2021.

The total preliminary purchase consideration for the THNM and Zipnosis acquisitions is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired is recorded as goodwill. The goodwill for THNM is attributable to synergies from leveraging THNM’s strong local clinical model of care and the ability to enter into a new state of strategic interest for future growth and expansion. The goodwill from the Zipnosis acquisition is attributable to benefits from the ability to enhance our proprietary technology platform, DocSquad, and Zipnosis’ attractive virtual care capabilities to enhance Bright Health’s consumer and provider connectivity. The goodwill from the THNM and Zipnosis acquisitions is not deductible for tax purposes.

The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the THNM and Zipnosis acquisitions (in thousands):

	THNM	Zipnosis
Accounts receivable	$714	$1,062
Short-term investments	4,677	—
Prepaids and other current assets	8,337	141
Property and equipment	—	232
Intangible assets	7,300	8,970
Long-term investments	13,081	—
Other non-current assets	1,324	766
Total Assets	35,433	11,171
Medical costs payable	13,268	—
Accounts payable	14,663	136
Unearned revenue	3,645	120
Other current liabilities	2,682	665
Other liabilities	2,499	2,730
Total liabilities	36,757	3,651
Net identified assets acquired	(1,324)	7,520
Goodwill	4,739	62,827
Total purchase consideration	$3,415	$70,347

The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments, becomes available.

Our preliminary estimate of intangible assets related to the THNM acquisition consists of customer relationships with 10-to-14-year useful lives, trade names with a 15-year useful life and the provider network with a 7-year useful life. For the Zipnosis acquisition, our preliminary estimate of intangible assets consists of customer relationships with a 15-year useful life, trade names with a 5-year useful life and developed technology with a 7-year useful life. For these acquisitions the value of the trade names and developed technology was determined using the relief from royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following pro forma financial information presents our revenue and net loss as if THNM and Zipnosis had been included in the consolidated results of the Company for the six months ended June 30, 2021 and three and six months ended June 30, 2020 (in thousands):

	Pro Forma Consolidated Statements of Income (Loss)
	(Unaudited)
	Three Months Ended	Six months ended June 30,
	June 30, 2020	2021	2020
Revenue	325,278	$2,036,297	558,488
Net Loss	(20,623)	$(71,651)	(28,954)

PMA Acquisition: On December 31, 2020, we acquired a 62% controlling interest in Premier Medical Associates of Florida, LLC (“PMA”) in exchange for $74.2 million. PMA provides care services to Medicare and Medicaid patients in Florida through a network of primary care providers and population health-focused specialists. The acquisition of PMA is expected to enhance our clinical capabilities to better serve enrollees as part of our Florida market expansion. The total purchase consideration for the PMA acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill. The purchase price allocation is preliminary and subject to change, including the valuation of property, equipment and capitalized software and intangible assets, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

BND Acquisition: On April 30, 2020, we acquired all of the outstanding shares of Universal Care, Inc. (d.b.a. Brand New Day) (“BND”). BND is a leader in providing healthcare services in California and serves Medicare eligible seniors and special needs populations through their extensive network of primary care providers and specialists. BND combines analytics and evidence-based clinical programs with aligned provider relationships to provide high quality, affordable care for complex and vulnerable populations. The total consideration included $206.9 million in cash and $80.0 million in Bright Health Series D preferred stock. We have since applied indemnity escrow adjustments of $44.0 million to the acquisition price, bringing total consideration to $210.1 million, net of cash acquired of $32.8 million. The escrow adjustments are made up of $40.2 million of tangible net equity adjustments and $3.8 million of target gross margin adjustments. Transaction costs of $3.8 million incurred in connection with the acquisition are included in operating costs in the Consolidated Statements of Income (Loss) for the year ended December 31, 2020. If BND had been included in the consolidated results of the Company for the three and six months ended June 30, 2020, our pro forma revenue would have been $346.5 million and $691.6 million, respectively, and our pro forma net loss would have been $(22.8) million, and $(41.8) million, respectively.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The total purchase consideration for the BND acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill is attributable to synergies from leveraging BND’s strong clinical model of care to drive growth in our MA business outside of California. The goodwill from the BND acquisition is not deductible for tax purposes. The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the BND acquisition, as well as measurement adjustments made in the three months ended June 30, 2021 to the amounts initially recorded in 2020 (in thousands):

	Amount Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Accounts receivable	$74,128	$—	$74,128
Prepaid and other currents assets	30,583	—	30,583
Property and equipment	4,375	—	4,375
Intangible assets	72,600	1,900	74,500
Other non-current assets	2,906	—	2,906
Total Assets	184,592	1,900	186,492
Medical costs payable	119,408	—	119,408
Other current liabilities	51,744	174	51,918
Other liabilities	1,236	108	1,344
Total liabilities	172,388	282	172,670
Net identified assets acquired	12,204	1,618	13,822
Goodwill	197,886	(1,618)	196,268
Total purchase consideration	$210,090	$—	$210,090
The measurement period adjustments above primarily resulted from completing valuations for certain intangible assets. The related impact to net earnings that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date is immaterial to the consolidated financial statements. We recognized intangible assets related to the BND acquisition, which consist of $25.6 million for the BND trade name with an estimated useful life of 15 years, customer relationships valued at $46.9 million with a 12-year useful life, and $2.0 million of other intangibles related to the provider network with a 10-year useful life. The value of the trade name was determined using the relief from royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3. INVESTMENTS

Fixed Maturity Securities

Available-for-sale securities are reported at fair value as of June 30, 2021 and December 31, 2020. Held-to-maturity securities are reported at amortized cost as of June 30, 2021 and December 31, 2020. The following is a summary of our investment securities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$344,084	$—	$—	$344,084
Available for sale:
U.S. government and agency obligations	498,098	773	(461)	498,410
Corporate obligations	264,662	657	(115)	265,204
State and municipal obligations	17,352	69	(4)	17,417
Commercial paper	1,000	—	—	1,000
Certificates of deposit	19,326	—	—	19,326
Mortgage-backed securities	2,745	113	—	2,858
Other	1,097	—	—	1,097
Total available-for-sale securities	804,280	1,612	(580)	805,312
Held to maturity:
U.S. government and agency obligations	6,650	—	—	6,650
Certificates of deposit	1,518	—	—	1,518
Total held-to-maturity securities	8,168	—	—	8,168
Total investments	1,156,532	1,612	(580)	1,157,564

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$153,743	$—	$(3)	$153,740
Available for sale:
U.S. government and agency obligations	291,834	1,246	(1)	293,079
Corporate obligations	280,557	1,104	(30)	281,631
State and municipal obligations	18,459	107	—	18,566
Commercial paper	14,990	1	—	14,991
Certificates of deposit	53,504	2	(1)	53,505
Other	5,534	2	—	5,536
Total available-for-sale securities	664,878	2,462	(32)	667,308
Held to maturity:
U.S. government and agency obligations	6,677	—	—	6,677
Certificates of deposit	1,119	—	—	1,119
Total held-to-maturity securities	7,796	—	—	7,796
Total investments	826,417	2,462	(35)	828,844

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of available-for-sale investments, including those that are cash equivalents, with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	$348,290	$(461)	$—	$—	$348,290	$(461)
Corporate obligations	160,409	(115)	—	—	160,409	(115)
State and municipal obligations	3,311	(4)	—	—	3,311	(4)
Total bonds	$513,127	$(580)	$—	$—	$513,127	$(580)

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents	$25,007	$(3)	$—	$—	$25,007	$(3)
U.S. government and agency obligations	12,507	(1)	—	—	12,507	(1)
Corporate obligations	121,006	(30)	—	—	121,006	(30)
Commercial paper	999	—	—	—	999	—
Certificates of deposit	14,003	(1)	—	—	14,003	(1)
Total bonds	$173,522	$(35)	$—	$—	$173,522	$(35)

As of June 30, 2021, we had 705 investment positions out of 1,919 that were in an unrealized loss position. As of December 31, 2020, we had 117 investment positions out of 1,917 that were in an unrealized loss position. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, we evaluate securities for impairment when the fair value of the investment is less than its amortized cost. We evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of June 30, 2021, we did not have the intent to sell any of the securities in an unrealized loss position. Therefore, we believe these losses to be temporary.

As of June 30, 2021, the maturity of available-for-sale securities, by contractual maturity, reflected at amortized cost and fair value were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$194,644	$195,191
Due after one year through five years	609,636	610,121
Due after five years through 10 years	—	—
Due after 10 years	—	—
Total debt securities	$804,280	$805,312

Investment income in the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2021 and 2020, was $2.4 million, and $5.3 million, respectively, related to our fixed maturity securities. Realized gains (losses) from our

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
fixed maturity securities of $0.2 million and $0.1 million are included within total investment income, and reclassified out of accumulated other comprehensive income, for the six months ended June 30, 2021 and 2020, respectively.

Equity Securities

On April 1, 2021 we completed the purchase of 1.6 million shares of equity securities for aggregate cash consideration of $40.1 million. As of June 30, 2021, the equity securities had a carrying value of $102.9 million, which is included in short-term investments in the Condensed Consolidated Balance Sheet. We recognized an unrealized gain of $58.5 million and $62.8 million in investment income in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2021, respectively.

NOTE 4. FAIR VALUE MEASUREMENTS

Basis of fair value measurement:

Level 1:

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:

Quoted prices for similar assets or liabilities in active markets or quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:

Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, except for the equity securities, see Note 5 of Notes to the Audited Consolidated Financial Statements included in our Prospectus filed with the SEC.

Equity Securities — The fair value of the equity securities was determined based on the quoted market price of the underlying securities in an active market.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth our fair value measurements as of June 30, 2021 and December 31, 2020, for assets measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$332,305	$—	$—	$332,305
Fixed maturity securities, available for sale:
U.S. government and agency obligations	342,365	156,045	—	498,410
Corporate obligations	2,368	262,836	—	265,204
State and municipal obligations	—	17,417	—	17,417
Commercial paper	—	1,000	—	1,000
Certificates of deposit	18,726	600	—	19,326
Mortgage-backed securities	2,858	—	—	2,858
Other	—	1,097	—	1,097
Total fixed maturity securities, available for sale:	366,317	438,995	—	805,312
Equity securities	102,886	—	—	102,886
Total assets at fair value	$469,203	$438,995	$—	$908,198
Liabilities
Contingent consideration	$—	$—	$6,775	$6,775

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$149,499	$4,019	$—	$153,518
Fixed maturity securities, available for sale:
U.S. government and agency obligations	197,886	95,193	—	293,079
Corporate obligations	—	281,631	—	281,631
State and municipal obligations	—	18,566	—	18,566
Commercial paper	—	14,991	—	14,991
Certificates of deposit	—	53,505	—	53,505
Other	—	5,536	—	5,536
Total assets at fair value	$347,385	$473,441	$—	$820,826
Liabilities
Contingent consideration	$—	$—	$5,716	$5,716
The following tables set forth the Company’s fair value measurements as of June 30, 2021 and December 31, 2020, for certain financial instruments not measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$11,779	$—	$—	$11,779
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	6,681	—	—	6,681
Certificates of deposit	1,518	—	—	1,518
Total held to maturity	$19,978	$—	$—	$19,978

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$222	$—	$—	$222
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	6,732	—	—	6,732
Certificates of deposit	—	1,119	—	1,119
Total held to maturity	$6,954	$1,119	$—	$8,073
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The contingent consideration liability is measured using Level 3 inputs based on a formulaic multiple of forecasted 2023 EBITDA per the terms of the purchase agreement discounted back to net present value. The following table presents the changes in fair value of the contingent consideration liability for the six months ended June 30, 2021 and year ended December 31, 2020 (in thousands):

	2021	2020
Balance at beginning of period	$5,716	$5,716
Change in fair value of contingent consideration	1,059	—
Balance at end of period	$6,775	$5,716
The carrying amounts reported on the Condensed Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value due to their short-term nature. The carrying value for short-term borrowings under our credit facility approximate fair value due to the short-term nature of this obligation and is categorized within Level 2 of the fair value hierarchy based on observable market borrowing rates. These assets and liabilities are not included in the tables above.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	Bright HealthCare		NeueHealth
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Balance at December 31, 2020	$197,886	$—	$65,149	$—
Acquisitions	240,776		62,827
Purchase adjustments	(1,618)	—	—	—
Balance at June 30, 2021	$437,044	$—	$127,976	$—
The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$201,051	$11,459	$117,451	$3,664
Trade names	64,131	3,365	38,161	1,604
Developed technology	6,200	148	—	—
Other	6,400	390	2,000	133
Total	$277,782	$15,362	$157,612	$5,401

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The acquisition date fair values and weighted-average useful lives assigned to definite-lived intangible assets acquired during the six months ended June 30, 2021 were as follows (in thousands):

	Fair Value	Weighted-Average Useful Life (in years)
Customer relationships	$82,400	10.3
Trade names	25,270	14.7
Developed technology	6,200	7.0
Other	4,400	7.0
Total	$118,270	10.9
Amortization expense relating to intangible assets for the three months ended June 30, 2021 and 2020 was $6.3 million and $1.4 million, respectively, and amortization expense for the six months ended June 30, 2021 and 2020 was $10.0 million and $1.8 million, respectively. Estimated amortization expense relating to intangible assets for the remainder of 2021 and for each of the next five full years ending December 31 is as follows (in thousands):

2021 (July-December)	$20,018
2022	39,840
2023	39,840
2024	39,840
2025	39,840
2026	39,725
NOTE 6. MEDICAL COSTS PAYABLE
The following table shows the components of the change in medical costs payable for the six months ended June 30 (in thousands):

	2021	2020
Medical costs payable - January 1	$249,777	$44,804
Incurred related to:
Current year	1,604,472	373,901
Prior year	334	(8,157)
Total incurred	1,604,806	365,744
Paid related to:
Current year	1,183,622	313,166
Prior year	198,059	30,094
Total paid	1,381,681	343,260

Acquired claims liabilities	92,718	118,662
Medical costs payable - June 30	$565,620	$185,950
Medical costs payable attributable to prior years increased by $0.3 million and decreased by $8.2 million for the six months ended June 30, 2021 and 2020, respectively. Medical costs payable estimates are adjusted as additional information becomes known regarding claims; there were no significant changes to estimation methodologies during the periods.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below details the components making up the medical costs payable as of June 30 (in thousands):

	2021	2020
Claims unpaid	$23,040	$24,408
Provider incentive payable	64,453	10,391
Claims adjustment expense liability	9,718	3,294
Incurred but not reported (IBNR)	468,409	147,857
Total medical costs payable	$565,620	$185,950
Medical costs payable are primarily related to the current year. The Company has recorded claims adjustment expense as a component of operating costs in the Condensed Consolidated Statements of Income (Loss).

NOTE 7. SHORT-TERM BORROWINGS

On March 1, 2021, we entered into a $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”). On August 2, 2021, the Credit Agreement was amended to change the definition of “Qualified IPO” by reducing the net proceeds required to be received by the Company from $1.0 billion to $850.0 million. In addition, prior to such amendment, the Credit Agreement contained a covenant that required the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00 prior to a Qualified IPO, and (b) 0.30 to 1.00 after a Qualified IPO. The Amendment changed this covenant by removing the increase in the ratio after a Qualified IPO such that the Company is now required to maintain a total debt to capitalization ratio of 0.25 to 1.00. On August 4, 2021, we elected to extend the maturity date of the Credit Agreement from February 28, 2022 to February 28, 2024. We utilized a portion of the net IPO proceeds to repay the $200.0 million principal balance of indebtedness outstanding under our revolving credit agreement originally entered into on March 1, 2021 and the associated interest and other costs of $3.2 million. As of June 30, 2021, we repaid the full amount and have no borrowings outstanding under the Credit Agreement.

NOTE 8. SHARE-BASED COMPENSATION

2016 Incentive Plan

The Company adopted its 2016 Stock Incentive Plan (the “2016 Incentive Plan”) in March 2016. The 2016 Incentive Plan allowed for the Company to grant stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) to certain employees, consultants and non-employee directors. The 2016 Incentive Plan was initially adopted on March 25, 2016, and most recently amended in December 2020. Following the effectiveness of our 2021 Omnibus Plan (the “2021 Incentive Plan”), no further awards will be granted under the 2016 Incentive Plan. However, all outstanding awards granted under the 2016 Incentive Plan will continue to be governed by the existing terms of the 2016 Incentive Plan and the applicable award agreements.

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. There are 42.0 million shares of common stock authorized for issuance under the 2021 Incentive Plan. As of June 30, 2021, a total of 27.3 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

We recognized share-based compensation expense of $19.1 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options

The Board of Directors or the Compensation Committee determines the exercise price, vesting periods and expiration date at the time of the grant. The option awards generally vest 25% at one year from the grant date, then ratably over the next 36 months with continuous employee service. Option grants generally expire 10 years from the date of grant.

The calculated value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted-average assumptions for options granted during the six months ended June 30, 2021:

2021
Risk-free interest rate	0.8%
Expected volatility	33.3%
Expected dividend rate	0.0%
Forfeiture rate	14.5%
Expected life in years	6.1

Risk-free interest rates are based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of our publicly traded industry peers. We use historical data to estimate option forfeitures within the valuation model. The expected lives of options granted represent the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

The activity for the stock options for the six months ended June 30, 2021 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	63,925	$1.47	8.7	$53,573
Granted	20,241	2.53
Exercised	(8,781)	1.05
Forfeited	(3,155)	1.60
Expired	(11)	1.09
Outstanding at June 30, 2021	72,219	$1.81	8.7	$1,108,293

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2021 was $10.92 per share. At June 30, 2021, there was $158.3 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.4 years.

Performance-based Restricted Stock Units (“PSUs”)

In connection with our IPO, our Board of Directors approved the grant of PSUs to members of our executive leadership team. The grant encompasses a total of 14.7 million PSUs, separated into four equal tranches, each of which are eligible to vest based on the achievement of predetermined stock price goals and a minimum service period of three years. This grant is intended to retain and incentivize our executive leadership to lead the Company to sustained, long-term financial and operational performance.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes PSU award activity for the six months ended June 30, 2021 (in thousands, except weighted average grant date fair value):

	PSU
	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2020	—	$—
PSUs granted	14,700	9.30
PSUs canceled	—	—
Unvested PSUs at June 30, 2021	14,700	$9.30
We recognized share-based compensation expense related to the PSU grant of $0.3 million for the three and six months ended June 30, 2021, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At June 30, 2021, there was $116.9 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of three years.

NOTE 9. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30 (in thousands, except for per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net loss attributable to Bright Health Group, Inc. common shareholders	$(44,518)	$(18,074)	$(69,680)	$(25,354)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	160,942	135,801	150,616	135,719
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.13)	$(0.46)	$(0.19)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the six months ended June 30 (in thousands):

	Six Months Ended June 30
	2021	2020
Redeemable convertible preferred stock (as converted to common stock)	—	341,352
Stock options to purchase common stock	72,219	57,689
Total	72,219	399,041
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal proceedings: In the normal course of business, we could be involved in various legal proceedings such as, but not limited to, the following: lawsuits alleging negligence in care or general liability, violation of regulatory bodies’ rules and regulations, or violation of federal and/or state laws. At June 30, 2021 and December 31, 2020, there were no material known contingent liabilities.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 11. SEGMENTS AND GEOGRAPHIC INFORMATION

Our two reportable segments are Bright HealthCare and NeueHealth.

The following tables presents the reportable segment financial information for the three and six months ended June 30, 2021 and 2020 (in thousands):

Three Months Ended June 30, 2021	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$1,023,759	$18,327	$—	$1,042,086
Service revenue	90	11,995	—	12,085
Investment income	1,158	58,511	—	59,669
Total unaffiliated revenue	1,025,007	88,833	—	1,113,840
Affiliated revenue	—	25,481	(25,481)	—
Total segment revenue	1,025,007	114,314	(25,481)	1,113,840
Operating income (loss)	(115,964)	56,919	—	(59,045)

Depreciation and amortization	$4,583	$2,612	$—	$7,195

Three Months Ended June 30, 2020	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$288,980	$1,992	$—	$290,972
Service revenue	—	3,604	—	3,604
Investment income	2,280	—	—	2,280
Total unaffiliated revenue	291,260	5,596	—	296,856
Affiliated revenue	—	2,742	(2,742)	—
Total segment revenue	291,260	8,338	(2,742)	296,856
Operating income (loss)	(25,054)	(2,182)	—	(27,236)

Depreciation and amortization	$1,595	$490	$—	$2,085

Six Months Ended June 30, 2021	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$1,865,684	$37,033	$—	$1,902,717
Service revenue	90	20,433	—	20,523
Investment income	2,404	62,754	—	65,158
Total unaffiliated revenue	1,868,178	120,220	—	1,988,398
Affiliated revenue	—	42,633	(42,633)	—
Total segment revenue	1,868,178	162,853	(42,633)	1,988,398
Operating income (loss)	(140,179)	58,301	—	(81,878)

Depreciation and amortization	$6,940	$4,836	$—	$11,776

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six Months Ended June 30, 2020	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$477,713	$3,996	$—	$481,709
Service revenue	—	8,424	—	8,424
Investment income	5,289	—	—	5,289
Total unaffiliated revenue	483,002	12,420	—	495,422
Affiliated revenue	—	5,449	(5,449)	—
Total segment revenue	483,002	17,869	(5,449)	495,422
Operating income (loss)	(31,164)	(3,352)	—	(34,516)

Depreciation and amortization	$1,857	$1,015	$—	$2,872
For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. We do not include asset information by reportable segment in the reporting provided to the chief operating decision maker.

NOTE 12. INCOME TAXES

Income tax benefit was $19.5 million and $18.3 million for the three and six months ended June 30, 2021, respectively. This was primarily attributable to the release of valuation allowance in connection with new deferred tax liabilities recorded on identifiable intangibles as part of business combination accounting. The impact from income taxes varies from the federal statutory rate of 21.0% due to changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the six months ended June 30, 2021, the variance is primarily due to adjustments to the valuation allowance for federal and state deferred tax assets, as well as the effect of deferred taxes recorded as part of business combination accounting for the BND, Zipnosis, THNM, and CHP acquisitions.

We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended June 30, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2021 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NOTE 13. REDEEMABLE NONCONTROLLING INTEREST

There was no redeemable noncontrolling interest during the three and six months ended June 30, 2020. The following table provides details of our redeemable noncontrolling interest activity for the three and six months ended June 30, 2021 (in thousands):

Redeemable Noncontrolling Interest
Balance at January 1, 2021	$39,600
Earnings attributable to noncontrolling interest	288
Measurement adjustment	329
Balance at March 31, 2021	$40,217
Earnings attributable to noncontrolling interest	640
Measurement adjustment	155
Balance at June 30, 2021	$41,012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and Bright Health Group, Inc.’s audited consolidated financial statements and the accompanying notes as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Bright Health Group, Inc.’s Prospectus dated June 23, 2021 (File No. 333-256286), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”). Unless the context otherwise indicates or requires, the terms “we”, “our”, and the “Company” as used herein refer to Bright Health Group, Inc. and its consolidated subsidiaries.

Business Overview

Bright Health Group was founded in 2015 to transform healthcare. Our mission of Making Healthcare Right. Together. is built upon the belief that by connecting and aligning the best local resources in healthcare delivery with the financing of care, we can drive a superior consumer experience, reduce systemic waste, lower costs, and optimize clinical outcomes. We believe that for too long, U.S. healthcare, primarily designed to cater to employers and large institutions, has failed the consumer through unnecessary complexity, a lack of transparency, and rising costs. We are making healthcare simple, personal, and affordable.

To execute on our mission, we have developed a model for healthcare transformation built upon the delivery, financing, and optimization of care. By bringing these three core pillars together, we aim to build the national, integrated healthcare system of the future, designed to break down historical barriers and create an environment in which all stakeholders — from the consumer, to the provider, to the payor — can win.

Bright Health Group consists of two reportable segments: NeueHealth and Bright HealthCare:

NeueHealth is critical to our differentiated, aligned model of care. While Bright HealthCare is currently a larger contributor to revenue, due in part to the significant health plan premium revenue contribution from our consumers, we believe NeueHealth has a disproportional impact on our enterprise today and anticipate it will become increasingly important to our business and prospects, contributing an increasing percentage of our overall revenue in the long-term. We have presented NeueHealth first in the following discussion, consistent with management’s view of our business.

NeueHealth. Our healthcare enablement and technology business, NeueHealth, is developing the next generation, integrated healthcare system. NeueHealth significantly reduces the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of July 2021, NeueHealth works with over 235,000 care provider partners and delivers high-quality virtual and in-person clinical care through our 44 owned primary care clinics within its integrated care delivery system. Through those risk-bearing clinics, NeueHealth maintains over 200,000 unique patient relationships as of July 2021, nearly 170,000 of which are served through value-based arrangements, across multiple payors. In addition to our directly owned clinics, NeueHealth manages care for an additional 87 clinics through its additional affiliated clinics.

NeueHealth engages in local, personalized care delivery in multiple ways, including:

•Integrated Care Delivery – NeueHealth operates clinics providing comprehensive care to all populations.
•Bright Health Network – A key component of our NeueHealth business is our ecosystem of Care Partners with whom we contract in service of Bright HealthCare today.
•Value Services Organization – NeueHealth empowers high-performing primary care practices and care delivery organizations to succeed in their evolution towards risk-bearing care delivery.

NeueHealth receives network rental fees from Bright HealthCare for the delivery of NeueHealth’s Care Partner and network services. In addition, NeueHealth contracts directly with Bright HealthCare to provide care through its managed and affiliated clinics. Other NeueHealth customers include external payors and TPAs, affiliated providers and direct-to-government programs.

Bright HealthCare. Our healthcare financing and distribution business, Bright HealthCare, delivers simple, personal, and affordable solutions to integrate the consumer into Bright Health’s alignment model. Bright HealthCare currently aggregates and delivers healthcare benefits to approximately 663,000 consumers through its various offerings, serving consumers across multiple product lines in 14 states and 99 markets. We also participate in a number of specialized plans and recently began offering employer group plans.

Bright HealthCare’s customers include commercial health plans across 11 states, which serve approximately 553,000 individuals, as well as Medicare Advantage products in 11 states, which serve approximately 110,000 lives and generally focus on higher risk, special needs populations. We believe we are well-positioned to grow our Medicaid and Employer ASO products, which would provide strategic diversification and be highly complementary to our aligned model.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on a number of factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address to sustain our growth and continue to improve results of operations.

Bright HealthCare’s ability to grow membership and retain consumers drives revenue growth

Bright HealthCare products are primarily sold for the following year through an annual selling season, which includes the open enrollment period for Individual and Family Plan (IFP) products and annual enrollment period for Medicare Advantage (MA). Outside of an annual selling season, IFP and MA products typically can only be sold during special enrollment periods based on the consumer’s eligibility status and certain life events. It is critical to effectively engage both prospective and existing consumers through our multi-channel distribution strategy. For both IFP and MA products, we aim to offer competitive benefits at an affordable price to meet the needs of our consumers. Our IFP products membership typically peaks after the open enrollment period and experiences modest levels of attrition until year-end. We have historically increased our MA consumer base during special enrollment periods, given our consumers' eligibility to enroll during those periods.

Our MA business is afforded additional in-year growth opportunity due to its focus on serving low-income seniors and special needs individuals, who can enroll in and change MA health plans at any time. Therefore, constant engagement with this population is critical to effectively retain membership and drive in-year growth. MA products are generally associated with higher revenue and higher medical cost ratios (MCR) as compared to IFP products, particularly with respect to special needs plans.

Bright HealthCare’s ability to capture complete and accurate risk adjustment data affects revenue

Portions of premium revenue from our IFP products and MA plans are determined by the applicable CMS risk adjustment models, which compensate insurers based on the underlying health status (acuity) of insured consumers. CMS requires that a consumer’s health status be documented annually and accurately submitted to CMS to determine the appropriate risk adjustment. Ensuring that complete and accurate health conditions of our consumers are captured within documentation submitted to CMS is critical to recognizing accurate risk adjustment, which is reflected in our revenue year-over-year.

Bright HealthCare’s ability to drive lower unit costs and medical utilization reduces medical costs and MCR

Bright HealthCare utilizes our Bright Health Network to provide healthcare services primarily within its exclusive provider networks under capitated contracts and fee-for-service arrangements. Certain provider and payor contracts include value-based incentive compensation based on providers meeting contractually defined quality and financial performance metrics. To effectively manage medical costs, Bright HealthCare must ensure a consumer’s healthcare needs are primarily delivered through its Care Partners to recognize discounted contracted rates, which limits the amount of out-of-network utilization that can have an adverse financial impact on medical costs and MCR. Out-of-network utilization is typically higher upon entry into new markets, which increases medical costs during periods of market expansion.

Our business is generally affected by the seasonal patterns of medical expenses. With respect to IFP products, medical costs tend to be lower early in the year and increase toward the end of year, driven by high deductible plan designs and out-of-pocket maximums over the course of the policy year, which shifts more costs to us in the second half of the year as we pay a higher proportion of claims. With respect to MA plans, medical costs are impacted by the severity of the flu season, generally from December to March, and we typically experience slightly higher Part D medical costs early in the year, which decline toward the end of year due to standard plan design.

NeueHealth’s ability to identify and align with high-performing care delivery partners drives performance

NeueHealth engages providers through a variety of alignment options ranging from having providers participate in our networks to having providers employed by us. As we enter new markets and expand our offerings, we must build an ecosystem of care delivery assets capable of supporting both our Bright HealthCare business as well as third-party payors.

NeueHealth’s ability to deliver and enable high-quality, value-based care drives revenue

NeueHealth supports and manages providers in fee-for-service and value-based contracts with payors. We help organizations enter value-based arrangements designed around their needs, while simultaneously empowering them with the tools and capabilities necessary to maximize their success. In order to drive financial performance, NeueHealth must effectively manage risk and continue to develop and deliver tools and services supporting both managed and affiliated providers.

Bright Health Group’s ability to achieve operating cost efficiencies and scale profitably

Bright Health Group, including Bright HealthCare and NeueHealth, will need to continue investing in operating platforms, processes, people, and resources to enable our businesses to scale profitably. We leverage centralized shared services for operational, clinical, technological, and administrative functions to support the segments in a cost-effective and efficient manner.

Components of Our Results of Operations

Revenue

We generate revenue from premiums, including value-based provider revenue, and fee-for-service provider revenue received from consumers and payors, as well as income from our investments.

Premium revenue

Premium revenue is derived primarily from Bright HealthCare IFP products and MA plans sold to consumers as well as NeueHealth value-based provider revenue from serving patients.

Bright HealthCare Commercial premium revenue

The sources of commercial premium revenue are primarily IFP products which are comprised of advanced premium tax credits subsidies that are based on consumers income levels and compensated directly by the federal government, as well as billed consumer premiums. IFP products reflect adjustments related to the Patient Protection and Affordable Care Act risk adjustment program, which adjusts premium revenue based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses.

Bright HealthCare MA premium revenue

The sources of MA premium revenue are Medicare Part C premiums related to consumers’ medical benefit coverage and Part D premiums related to consumers’ prescription drug benefit coverage. Medicare Part C premiums are comprised of CMS monthly capitation premiums that are risk adjusted based on CMS defined formulas using consumers’ demographics and prior-year medical diagnoses. Medicare Part D premiums are comprised of CMS monthly capitation premiums that are risk adjusted, consumer billed premiums and CMS low-income premium subsidies for the Company’s insurance risk coverage. Medicare Part D premiums are subject to risk sharing with CMS under the risk corridor provisions based on profitability of the Part D benefit. As a percentage of our total consolidated revenue, premium revenues from CMS were 29% and 28% for the six months ended June 30, 2021 and 2020, respectively, which are included in our Bright HealthCare segment.

NeueHealth premium revenue

NeueHealth premium revenue represents revenue under value-based arrangements entered into by NeueHealth’s Value Services Organization and affiliated medical groups in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to such medical groups. Such revenue includes capitation payments, as well as quality incentive payments, and shared savings distributions payable upon achievement of certain financial and quality metrics. Value-based revenue shifts responsibility for control over the medical care delivered to attributed patients to the Company and aligns incentives around the overall well-being of the payor’s consumers.

We expect that as our NeueHealth business continues to grow, NeueHealth premium revenue will become an increasing proportion of our overall revenue.

Service revenue

Service revenue primarily represents revenue from fee-for-service payments received by NeueHealth’s affiliated medical groups. These include patient copayments and deductibles collected directly from patients and payments from private and government payors based upon contractual terms that define the fee-for-service reimbursement for specific procedures performed.

In addition, service revenue includes network service revenue generated by NeueHealth’s Bright Health Network. Bright HealthCare is currently the only customer of Bright Health Network.

Investment income

The sources of investment income are interest income and realized gains and losses derived from the Company’s investment portfolio that is comprised of debt securities of the U.S. government and other government agencies, corporate investment grade, money market funds and various other securities, as well as realized and unrealized gains and losses from equity securities.

Operating Costs

Medical costs

Medical costs consist of reimbursements to providers for medical services, costs of prescription drugs, supplemental benefits, reinsurance and quality incentive and shared savings compensation to providers. The Company contracts with hospitals, physicians and other providers of healthcare primarily within its exclusive provider networks under fee-for-service and value-based arrangements. Emergency medical services incurred out-of-network are a covered benefit to consumers and reimbursed to providers according to the Company’s payment policies that are based on applicable regulations. Prescription drug costs are determined based on the contract with our pharmacy benefits manager, which includes pharmacy rebates that are received for certain drug utilization levels or contracted minimums. Dental, vision, and other supplemental medical services are provided to consumers under capitated arrangements. Reinsurance arrangements enable us to cede a specified percent of our premiums and claims to our third-party reinsurers. Under such contracts, the reinsurer is paid to cover claims-related losses over a specified amount, which mitigates catastrophic risk. We make quality incentive and shared savings compensation payments to certain providers in accordance with the terms of the contractual arrangement upon the achievement of certain financial and quality metrics.

Operating Costs

Operating costs are comprised of the expenses necessary to execute the Company’s business operations. These include employee compensation for salaries and related benefit costs, share-based compensation, outsourced vendor contracted service and technology fees, professional services, technological infrastructure and service fees, facilities costs and other administrative expenses. Operating costs also include payments made by Bright HealthCare to NeueHealth for the provision of Bright Health Network services; selling and marketing expenses from external broker commissions and advertising, primarily related to consumer acquisition; and premium taxes, exchange fees and other regulatory costs, which are primarily based on premium revenue. We expect operating costs to increase in absolute amounts as our business grows, but to decrease as a percentage of our revenue in the long-term.

Depreciation and Amortization

Depreciation and amortization consist of depreciation of property, equipment and capitalized software, as well as amortization of definite-lived intangible assets acquired in business combinations, including trade names and customer relationships.

Other Income

Income Tax (Benefit) Expense

Income tax (benefit) expense consists primarily of changes to our current and deferred federal tax assets and liabilities net of applicable valuation allowances.

Initial Public Offering

On June 23, 2021, the Company’s Registration Statement on Form S-1 for the initial public offering of shares of common stock was declared effective by the U.S. Securities & Exchange Commission. The Company’s common stock began trading on the NYSE under the ticker symbol “BHG” on June 24, 2021. The IPO closed on June 28, 2021 and the Company sold 51,350,000 shares of common stock at a price of $18.00 per share. In aggregate, the shares issued in the offering generated $887.3 million in net proceeds, the amount of which is net of $37.0 million in underwriters’ discounts and commissions. Immediately effective upon the closing of our IPO, all 167,731,830 shares of our then outstanding preferred stock were converted into 427,897,381 shares of common stock, causing the Company to reclassify $1.8 billion from redeemable preferred stock within temporary equity to common stock and additional paid-in capital on our consolidated balance sheet.

We utilized a portion of the net proceeds to repay the $200.0 million principal balance of indebtedness outstanding under our revolving credit agreement originally entered into on March 1, 2021 and the associated interest and other costs of $3.2 million. Additionally, we used a portion of the proceeds to fund the acquisition of Centrum as described in Note 2, Business Combinations. The remainder of the net proceeds will be used for general corporate purposes.

See further discussion related to the IPO as described in Note 1, Basis of Presentation, to Bright Health Group, Inc.’s unaudited condensed consolidated financial statements.

COVID-19 Update

The COVID-19 pandemic, including its effect on the macroeconomic environment, and the response of our local, state, and federal governments to contain and manage the virus, continues to impact our business. Governmental authorities have begun to lift or have already lifted restrictions on elective medical services, but the emergence of COVID-19 variants in the United States and abroad continues to prolong the risk of additional surges of COVID-19. In addition, some individuals have delayed or are not seeking routine medical care to avoid COVID-19 exposure. These and other responses to the COVID-19 pandemic have meant that our MCR may be subject to additional uncertainty as certain segments of the economy and workforce come back on line, members resume care that may have been foregone, and the broader population becomes vaccinated.

We have experienced impacts to our business from COVID-19, which have varied as the pandemic progressed. Initially, as a result of the suspension of elective surgeries and deferral of medical care, we experienced decreased medical utilization, particularly in the second quarter of 2020. Since then, medical utilization has returned to more normal levels and adverse financial impacts from inpatient admissions emerged primarily due to increased average length of stays. For the three months ended June 30, 2021 and 2020, the impact of COVID-19 increased our MCR by 320 basis points and 220 basis points, respectively, reflecting an increase in medical costs of $33.6 million and $6.4 million, respectively. For the six months ended June 30, 2021 and 2020, the impact of COVID-19 increased our MCR by 360 basis points and 130 basis points, respectively, reflecting an increase in medical costs of $68.4 million and $6.4 million, respectively.

Overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time, as certain geographic regions have experienced a resurgence of COVID-19 infections and new strains of COVID-19 that appear to be more transmissible have emerged. Although the number of people who have been vaccinated has been increasing, the duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depends on factors beyond our knowledge and control.

Business Update

We are a healthcare company at our core, and because of that, our mission is central to what we do at Bright Health Group each day. Making Healthcare Right. Together. is built on the belief that by connecting and aligning the best local resources in healthcare delivery with the financing of care, we can deliver better outcomes, at a lower cost, for all consumers.

Bright Health Group is well on its way to building the national, integrated system of care needed to change healthcare in the United States. Both Bright HealthCare and NeueHealth are demonstrating significant growth and diversification. As we enter the second half of 2021, Bright HealthCare has seen tremendous growth, and currently serves a diverse customer base, with nearly 663,000 total consumers across our commercial and MA lines of business. Our NeueHealth business has also seen remarkable growth, with 131 total owned and affiliated primary care clinics and nearly 170,000 patients served under value-based arrangements through our owned clinics following our acquisition of Centrum on July 1, 2021.

We began our journey as a public company with strong second quarter results, demonstrating significant growth across both NeueHealth, our personalized care delivery business, and Bright HealthCare, our healthcare financing and distribution business. Bright Health Group total revenue of $1.1 billion in the second quarter of 2021 increased by $817.0 million, or 275.2%, compared to the prior-year period. These results were driven primarily by organic membership growth in Bright HealthCare, both during the 2020 open enrollment period and in the special enrollment period for our commercial business that began on February 15, 2021, as well as both organic and inorganic growth at NeueHealth. We also experienced an increase in investment income due to a $58.5 million unrealized gain on equity securities.

Our GAAP net loss was $43.7 million in the second quarter of 2021, an increase in net loss of $25.6 million compared to the prior-year period. Our non-GAAP adjusted EBITDA was a loss of $35.3 million in the second quarter of 2021, compared to a loss of $23.2 million in the prior-year period.

When reviewing our results of operations for the second quarter and first half of 2021, we believe it is important to keep five key themes in mind:

(1)We have demonstrated significant growth – Bright HealthCare ended 2020 with approximately 207,000 members, approximately 145,000 Commercial members and 62,000 MA members. As of the end of the second quarter of 2021, Bright HealthCare served nearly 663,000 consumers, an increase of 220.0%.
(2)We have delivered consistent performance – Critical to our model is our ability to price to our underlying capabilities and cost structure in each market. Even with our significant growth, we have been able to demonstrate a medical cost ratio below 80% across our enterprise during the first half of 2021 after factoring in the impact of COVID-19 and prior period developments. Critical to this measure is our model’s ability to drive in-network utilization within our integrated systems of care.
(3)We are driving differentiation through NeueHealth – We have been building our NeueHealth business since the beginning of Bright Health; however, we are now starting to see it come to life. Focused on serving all populations,

NeueHealth builds and operates local, integrated systems of care that clinically, financially, and with data and technology, align all stakeholders in a local market. Today, NeueHealth directly manages care for approximately 170,000 value-based care patients through our 44 owned primary care clinics following our acquisition of Centrum. This represents over 700% growth from the approximately 19,400 patients we managed at the end of the second quarter of 2020.
(4)We are building one technology platform – Core to our model is a single technology platform, purpose built for the aligned model of care. This platform, which leverages our provider and consumer-facing tools, branded as DocSquad, connects our consumers and patients to their personalized care teams. We are also moving to a single operating system that spans our care financing and care delivery businesses, which will enable us to continue demonstrating differentiated performance and outcomes.
(5)Continued future growth – Bright Health Group has significant near and long-term growth prospects as we plan to offer Bright HealthCare products in four new states during the 2022 open enrollment period and expand our NeueHealth integrated care delivery footprint into Texas, North Carolina, and beyond.

Key Metrics and Non-GAAP Financial Measures
In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	As of June 30,
	2021	2020
Bright HealthCare Consumers Served
Commercial(1)	552,759	153,083
Medicare Advantage	110,066	54,141

NeueHealth Patients
Value-based Care Patient Lives	42,305	19,419
(1) Commercial plans include IFP and employer plans. Prior to 2021, our commercial business was solely comprised of IFP products.
Bright HealthCare Consumers Served

Consumers served include Bright HealthCare individual lives served via health insurance policies across multiple lines of business, primarily attributable to IFP products and MA plans in markets across the country. We believe growth in the number of consumers is a key indicator of the performance of our Bright HealthCare business. It also informs our management of the operational, clinical, technological, and administrative functional area needs that will require further investment to support expected future consumer growth.

Value-Based Care Patients

Value-based care patients are patients attributed to providers contracted under varied value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our NeueHealth managed medical groups. We believe growth in the number of value-based care patients is a key indicator of the performance of our NeueHealth business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth. Over time, we expect our value-based care patients will increase as we convert fee-for-service arrangements into value-based care financial arrangements.

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2021	2020	2021	2020
Net Loss	$(43,723)	(18,074)	$(68,268)	(25,354)
Adjusted EBITDA(1)	$(35,255)	(23,248)	$(44,839)	(27,104)

(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding interest expense, income taxes, depreciation and amortization, adjusted for the impact of acquisition and financing-related transaction costs, share-based compensation and changes in the fair value of contingent consideration. Adjusted EBITDA has been presented in this Quarterly Report as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Adjusted EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income (loss) as a measure of financial performance or cash provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, this measure is not intended to be a measure of free cash flow available for management’s discretionary use as we do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of this measure has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentation of this measure may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net loss	$(43,723)	$(18,074)	$(68,268)	$(25,354)
Interest expense	4,142	—	4,688	—
Income tax (benefit) expense	(19,464)	(9,162)	(18,298)	(9,162)
Depreciation and amortization	7,195	2,085	11,776	2,872
Transaction costs (a)	3,130	653	5,150	2,347
Share-based compensation expense (b)	13,878	1,250	19,054	2,193
Change in fair value of contingent consideration (c)	(413)	—	1,059	—
Adjusted EBITDA	$(35,255)	$(23,248)	$(44,839)	$(27,104)

(a)Transaction costs include accounting, tax, valuation, consulting, legal and investment banking fees directly relating to business combinations and certain costs associated with our initial public offering. These costs can vary from period to period and impact comparability, and we do not believe such transaction costs reflect the ongoing performance of our business.
(b)Represents non-cash compensation expense related to stock option and restricted stock award grants, which can vary from period to period based on a number of factors, including the timing, quantity and grant date fair value of the awards.
(c)Represents the non-cash change in fair value of contingent consideration from business combinations, which is remeasured at fair value each reporting period. There was no material activity for periods prior to the first quarter of 2021.

Results of Operations
The following table summarizes our unaudited Consolidated Statements of Income (Loss) data and other financial information for the three and six months ended June 30, 2021 and 2020.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Income (loss) and operating data:	2021	2020	2021	2020

Revenue:
Premium revenue	$1,042,086	$290,972	$1,902,717	$481,709
Service revenue	12,085	3,604	20,523	8,424
Investment income	59,669	2,280	65,158	5,289
Total revenue	1,113,840	296,856	1,988,398	495,422
Operating expenses
Medical costs	904,630	233,180	1,589,200	363,795
Operating costs	261,060	88,827	469,300	163,271
Depreciation and amortization	7,195	2,085	11,776	2,872
Total operating expenses	1,172,885	324,092	2,070,276	529,938
Operating loss	(59,045)	(27,236)	(81,878)	(34,516)
Interest expense	4,142	—	4,688	—
Loss before income taxes	(63,187)	(27,236)	(86,566)	(34,516)
Income tax (benefit) expense	(19,464)	(9,162)	(18,298)	(9,162)
Net loss	(43,723)	(18,074)	(68,268)	(25,354)
Net earnings attributable to non-controlling interest	(795)	—	(1,412)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(44,518)	$(18,074)	$(69,680)	$(25,354)
Adjusted EBITDA	$(35,255)	$(23,248)	$(44,839)	$(27,104)
Medical Cost Ratio(1)	86.8%	80.1%	83.5%	75.5%
Operating Cost Ratio(2)	23.4%	29.9%	23.6%	33.0%
(1)Medical Cost Ratio is defined as medical costs divided by premium revenue.
(2)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues increased by $817.0 million, or 275.2%, for the three months ended June 30, 2021 as compared to the same period in 2020, which was primarily driven by an increase in Bright HealthCare consumers of approximately 455,000 consumer lives, or 219.6%, primarily from organic growth in IFP within our Commercial business, including the 2021 special enrollment period, as well as organic and inorganic contributions from the MA business. The three months ended June 30, 2021 included $203.6 million from the acquisitions of PMA, THNM, Zipnosis and CHP. Total revenues increased by $1.5 billion, or 301.4%, for the six months ended June 30, 2021 as compared to the same period in 2020, primarily driven by organic volume growth in our Commercial business, as well as favorable rate impacts in our Commercial business. The six months ended June 30, 2021 included $506.4 million from acquisitions for which there was no comparable amount in the six months ended June 30, 2020. The three and six months ended June 30, 2021 also experienced an increase in investment income compared to the same periods in 2020, driven by unrealized gains from investments in equity securities of $58.5 million and $62.8 million, respectively.

Medical costs increased by $671.5 million, or 288.0%, for the three months ended June 30, 2021 as compared to the same period in 2020. The increase in medical costs was driven by an increase in consumers through both organic growth in our Commercial and MA businesses and inorganic growth attributable to the acquisitions of PMA, THNM and CHP, as well as increased medical costs from COVID-19. Medical costs increased by $1.2 billion, or 336.8%, for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in medical costs was driven by consistent factors with the three months ended June 30, 2021 with additional impact from the acquisition of Brand New Day, which was acquired on April 30, 2020.

Our MCR of 86.8% for the three months ended June 30, 2021 increased 670 basis points compared to the same period in 2020. Our MCR for the three months ended June 30, 2021 included a 320 basis point unfavorable impact from COVID-19 related costs and a 160 basis point unfavorable impact from non-COVID prior period developments (“PPD”), and MCR for the three months ended June 30, 2020 included a 220 basis point unfavorable impact from COVID-19 costs and a 30 basis point favorable impact from non-COVID PPD. We also estimate that the three months ended June 30, 2020 included a favorable impact of 440 basis points due to eliminated or deferred care driven by reduced demand for services during the COVID-19 pandemic.

The increased MCR of 83.5% for the six months ended June 30, 2021 increased 800 basis points compared to the same period in 2020. Our MCR for the six months ended June 30, 2021 included a 360 basis point unfavorable impact from COVID-19 related costs and a 90 basis point unfavorable impact from non-COVID PPD, and our MCR for the six months ended June 30, 2020 included a 130 basis point unfavorable impact from COVID-19 costs, a 30 basis point favorable impact from non-COVID PPD and a 260 basis point favorable impact due to deferred utilization. The MCR in both 2021 periods was also impacted by increased medical costs from MA product mix as a result of the Brand New Day and CHP acquisitions, which were partially offset by favorable market mix and rate in IFP.

Operating costs increased by $172.2 million, or 193.9%, for the three months ended June 30, 2021 as compared to the same period in 2020. Operating costs increased by $306.0 million, or 187.4%, for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in operating costs in both periods was primarily due to increases in operating costs from new market entry, increased marketing and selling expenses related to the 2021 special enrollment period in our Commercial business and increased compensation and benefit costs driven by an increase in employees and an increase in share-based compensation costs.

Our operating cost ratio of 23.4% for the three months ended June 30, 2021, improved 650 basis points compared to the same period in 2020, and the operating cost ratio of 23.6% for the six months ended June 30, 2021 improved 900 basis points compared to the same period in 2020. The improved operating cost ratio in both periods was primarily due to operating costs increasing at a slower rate than the increased premium revenues earned due to consumer growth, as we continue to gain leverage on our operating costs as we grow.

Depreciation and amortization increased by $5.1 million, or 245.1%, for the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to the $4.4 million of amortization expense resulting from intangible assets acquired in the PMA, THNM, Zipnosis and CHP acquisitions, for which there were no comparable amounts in the three months ended June 30, 2020. Depreciation and amortization increased by $8.9 million, or 310.0%, for the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to $8.2 million from intangible assets acquired for which there were no comparable amounts in the six months ended June 30, 2020.

Interest expense was $4.1 million and $4.7 million for the three and six months ended June 30, 2021, respectively, which was due to interest on the Credit Agreement we entered into in March 2021, as well as amortization of debt issuance costs. We did not have any interest expense for either of the comparable periods in 2020.

Income tax benefit was $19.5 million and $18.3 million for the three and six months ended June 30, 2021, respectively which was due to the tax impact of goodwill and intangible assets acquired as part of the CHP acquisition in April 2021. The income tax benefit for the six months ended June 30, 2021 was also impacted by an adjustment to goodwill and intangible assets acquired in the Brand New Day transaction resulting from a measurement period adjustment in 2021. We recognized an income tax benefit of $9.2 million during the three and six month periods ended June 30, 2020, which was due to the impact of goodwill and intangible assets acquired in the Brand New Day acquisition in April 2020.

Bright HealthCare
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Statement of income (loss) and operating data:	2021	2020	2021	2020

Bright HealthCare:
Commercial revenue	$683,943	$164,919	$1,304,999	$340,481
Medicare Advantage revenue	339,906	124,061	560,775	137,232
Investment income	1,158	2,280	2,404	5,289
Total revenue	1,025,007	291,260	1,868,178	483,002
Operating expenses:
Medical costs	894,059	233,180	1,569,115	363,795
Operating costs	242,329	81,539	432,302	148,514
Depreciation and amortization	4,583	1,595	6,940	1,857
Total operating expenses	1,140,971	316,314	2,008,357	514,166
Operating loss	$(115,964)	$(25,054)	$(140,179)	$(31,164)
Medical Cost Ratio (MCR)	87.3%	80.7%	84.1%	76.2%

Commercial revenue increased by $519.0 million, or 314.7%, for the three months ended June 30, 2021 as compared to the same period in 2020. Commercial revenue increased by $964.5 million, or 283.3%, for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in revenues in both 2021 periods compared to 2020, was driven by an increase in consumer lives of approximately 381,000 due to organic growth and higher net premium rates in certain markets and mix of plans, as well as inorganic growth from the acquisition of THNM.

MA revenue increased by $215.8 million, or 174.0%, for the three months ended June 30, 2021 as compared to the same period in 2020. MA revenue increased by $423.5 million, or 308.6%, for the six months ended June 30, 2021 as compared to the same period in 2020. The three and six months ended June 30, 2021 included $141.1 million of revenue from CHP, acquired April 1, 2021. The remaining increase was primarily driven by volume increases due to organic growth.

Medical costs increased by $660.9 million, or 283.4%, for the three months ended June 30, 2021 as compared to the same period in 2020. For the three months ended June 30, 2021 and 2020, the impact of COVID-19 increased our medical costs $33.6 million and $6.4 million, respectively. Medical costs increased by $1.2 billion, or 331.3%, for the six months ended June 30, 2021 as compared to the same period in 2020. For the six months ended June 30, 2021 and 2020, the impact of COVID-19 increased our medical costs $68.4 million and $6.4 million, respectively. The increase in both 2021 periods is also due to an increase in consumers driven by organic growth, unfavorable medical cost rates and inorganic growth as a result of acquisitions.

Our MCR of 87.3% for the three months ended June 30, 2021 increased 660 basis points compared to the same period in 2020. Our MCR for the three months ended June 30, 2021 included a 330 basis point unfavorable impact from COVID-19 related costs and a 170 basis point unfavorable impact from non-COVID PPD, and MCR for the three months ended June 30, 2020 included a 220 basis point unfavorable impact from COVID-19 costs and a 30 basis point favorable impact from non-COVID PPD. We also estimate the three months ended June 30, 2020 included a favorable impact of 440 basis points due to eliminated or deferred care driven by reduced demand for services during the COVID-19 pandemic.

Our MCR of 84.1% for the six months ended June 30, 2021 increased 800 basis points compared to the same period in 2020. Our MCR for the six months ended June 30, 2021 included a 370 basis point unfavorable impact from COVID-19 related costs and a 90 basis point unfavorable impact from non-COVID PPD, and our MCR for the six months ended June 30, 2020 included a 130 basis point unfavorable impact from COVID-19 costs, a 30 basis point favorable impact from non-COVID PPD and a 260 basis point favorable impact due to deferred utilization. The MCR in both 2021 periods also impacted by increased medical costs from MA product mix as a result of the Brand New Day and CHP acquisitions, which were partially offset by favorable market mix and rate in IFP.

Operating costs increased by $160.8 million, or 197.2%, for the three months ended June 30, 2021 as compared to the same period in 2020. Operating costs increased by $283.8 million, or 191.1%, for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in both periods during 2021 compared to the same periods in 2020 was primarily due to increases in operating costs from new market entry, increased marketing and selling expenses related to the 2021 special enrollment period in our Commercial business and increased compensation and benefit costs driven by an increase in employees and an increase in share-based compensation costs. In addition, the 2021 periods also have increased operating costs from acquisitions, which don’t have a comparable prior period impact.

Depreciation and amortization increased by $3.0 million, or 187.3%, for the three months ended June 30, 2021 as compared to the same period in 2020. Depreciation and amortization increased by $6.9 million, or 273.7%, for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in the three and six month periods ended June 30, 2021 was primarily due to amortization expense of $2.6 million and $4.6 million, respectively, resulting from intangible assets acquired in the THNM and CHP acquisitions, for which there were no comparable amounts in the 2020 periods.

NeueHealth
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Statement of income (loss) and operating data:	2021	2020	2021	2020

NeueHealth:
Premium revenue	$36,172	$1,992	$64,846	$3,996
Service revenue	19,631	6,346	35,253	13,873
Investment income	58,511	—	62,754	—
Total revenue	114,314	8,338	162,853	17,869
Operating expenses
Medical costs	28,415	—	47,897	—
Operating costs	26,368	10,030	51,819	20,206
Depreciation and amortization	2,612	490	4,836	1,015
Total operating expenses	57,395	10,520	104,552	21,221
Operating income (loss)	$56,919	$(2,182)	$58,301	$(3,352)
Medical Cost Ratio (MCR)	78.6%	—%	73.9%	—%

Premium revenue increased by $34.2 million, or 1,715.9%, for the three months ended June 30, 2021 as compared to the same period in 2020. Premium revenue increased by $60.8 million, or 1,522.8%, for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in premium revenue in both periods during 2021 were driven by an increase in patient lives both organically and inorganically as a result of the PMA acquisition.

Service revenue increased by $13.3 million, or 209.3%, for the three months ended June 30, 2021 as compared to the same period in 2020. Service revenue increased by $21.4 million, or 154.1%, for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in service revenue in both 2021 periods is primarily driven by increased intercompany network contract service revenue with our Bright HealthCare segment, which is charged on a per consumer per month basis and has increased due to market expansion and an increase in consumer lives. The acquisitions of PMA on December 31, 2020 and Zipnosis on March 31, 2021 also contributed to the year-over-year increase in service revenue.

Investment income was $58.5 million and $62.8 million for the three and six months ending June 30, 2021, respectively, due to unrealized gains on equity securities acquired in 2021. NeueHealth did not hold any investments during the six months ended June 30, 2020.

Medical costs were $28.4 million and $47.9 million for the three and six months ended June 30, 2021, respectively, which were primarily driven by an increase in patient lives as a result of the PMA acquisition, as well as organic growth in our value-based arrangements. MCR was 78.6% and 73.9% in the three and six months ended June 30, 2021, respectively. There were no medical costs in the three and six months ended June 30, 2020.

Operating costs increased by $16.3 million, or 162.9%, for the three months ended June 30, 2021 as compared to the same period in 2020. Operating costs increased by $31.6 million, or 156.5%, for the six months period ended June 30, 2021 as compared to the same period in 2020. The increase in both 2021 periods was primarily due to increased compensation and benefit costs from more employees, and outsourced vendor fees in support of consumer growth, as well as costs from the PMA and Zipnosis acquisitions.

Depreciation and amortization increased by $2.1 million, or 433.1%, for the three months ended June 30, 2021 as compared to the same period in 2020. Depreciation and amortization increased by $3.8 million, or 376.5%, for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in the three and six months ended June 30, 2021 was primarily due to amortization expense of $1.9 million and $3.6 million, respectively, resulting from intangible assets acquired in the PMA and Zipnosis acquisitions, for which there were no comparable amounts in the 2020 periods.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for geographic and service offering expansion, acquisitions, and other general corporate purposes. We have historically funded our operations and acquisitions primarily through the sale of preferred stock, and more recently, through sales of our common stock, which generated cash proceeds of $887.3 million upon closing of our IPO on June 28, 2021.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The Company has declared one dividend from the regulated insurance entities to the parent company during the six months ended June 30, 2021, and had no dividends for the same period in 2020. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. As of June 30, 2021 and December 31, 2020, the amounts held in risk-based capital and surplus at regulated insurance legal entities was in excess of the minimum requirements.

We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in expanding our operations and due to additional general and administrative costs we expect to incur in connection with operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business. We believe, however, that existing cash on hand plus amounts available under our Credit Agreement described below and the proceeds from the closing of our IPO will be sufficient to satisfy our anticipated cash requirements for the next twelve months. Our future capital requirements will depend on many factors, including funding for potential acquisitions, investments, and other growth and strategic opportunities that might require use of existing cash.

Indebtedness

On March 1, 2021, we entered into a $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”). On August 2, 2021, the Credit Agreement was amended to change the definition of “Qualified IPO” by reducing the net proceeds required to be received by the Company from $1.0 billion to $850.0 million. In addition, prior to such amendment, the Credit Agreement contained a covenant that required the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00 prior to a Qualified IPO, and (b) 0.30 to 1.00 after a Qualified IPO. The Amendment changed this covenant by removing the increase in the ratio after a Qualified IPO such that the Company is now required to maintain a total debt to capitalization ratio of 0.25 to 1.00. On August 4, 2021, we elected to extend the maturity date of the Credit Agreement from February 28, 2022 to February 28, 2024. We utilized a portion of the net IPO proceeds to repay the $200.0 million principal balance of indebtedness outstanding under our revolving credit agreement originally entered into on March 1, 2021 and the associated interest and other costs of $3.2 million. As of June 30, 2021, we repaid the full amount and have no borrowings outstanding under the Credit Agreement. The Credit Agreement also contain a covenant that require us to maintain a minimum liquidity of $150.0 million.

The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its wholly owned subsidiaries that are designated as guarantors, including a pledge of the equity of each of its subsidiaries. Borrowings under the Credit Agreement accrue interest at the Company’s election either at a rate of: the (i) the sum of (a) the greatest of (1) the Prime Rate (as defined in the Credit Agreement), (2) the rate of the Federal Reserve Bank of New York in effect plus 1∕2 of 1.0% per annum, and (3) London interbank offered rate (“LIBOR”), plus 1% per annum, and (b) a margin of 4.0%; or (ii) the sum of (a) the LIBOR multiplied by a statutory reserve rate and (b) a margin of 5.0%. In addition, the commitment fee is 0.75% of the unused amount of the Credit Agreement.

Furthermore, the Credit Agreement contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to make dividends or other distributions, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change its business or make investments. In addition, the Credit Agreement contains other customary covenants, representations and events of default.

Commitments

As of June 30, 2021, we had committed to acquire 75% of the outstanding equity interests of Centrum Medical Holdings, LLC (“Centrum”) for estimated consideration of approximately $306.2 million, of which $75.0 million would be paid in the form of common stock based on fair market value determined at the time of closing, with the remaining consideration to be paid in cash. We completed the acquisition of Centrum on July 1, 2021. For a description of the Centrum acquisition, see Note 2, Business Combinations, in our Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Cash and Investments

As of June 30, 2021, we had $1.5 billion in cash and cash equivalents, $283.3 million in short-term investments and $633.0 million long-term investments on the consolidated balance sheet. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of June 30, 2021, we had non-regulated cash and cash equivalents of $760.1 million, short-term investments of $136.6 million and long-term investments of $61.0 million.

As of June 30, 2021, we had regulated insurance entity cash and cash equivalents of $746.2 million, short-term investments of $146.7 million, of which $3.8 million was restricted, and long-term investments of $572.0 million, of which $3.4 million was restricted.

Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
($ in thousands)	2021	2020
Net cash provided by operating activities	$497,146	$87,044
Net cash used in investing activities	(368,221)	(452,127)
Net cash provided by financing activities	889,023	211,331
Net increase (decrease) in cash and cash equivalents	1,017,948	(153,752)
Cash and cash equivalents at beginning of period	488,371	522,910
Cash and cash equivalents at end of period	$1,506,319	$369,158

Operating Activities

During the six months ended June 30, 2021, net cash provided by operating activities increased by $410.1 million compared to the six-month period ended June 30, 2020, primarily driven by the increase in consumer growth driving the increased medical costs and risk adjustment payables, as well as accounts payables and other liabilities, and increased medical costs in the MA business driven by the Brand New Day acquisition, partially offset by an increase in our net loss.

Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities decreased $83.9 million compared to the six-month period ended June 30, 2020. The decrease was primarily attributable to a decrease in purchases of investments, net of proceeds from sales, paydown and maturities of investments. The net decrease in cash used for investment activities was partially offset by a $36.4 million increase of cash used for acquisitions.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities increased by $677.7 million compared to the six-month period ended June 30, 2020, primarily driven by $887.3 million of proceeds from our IPO in June 2021, offset by $4.5 million of cash paid for IPO offering costs, and an increase in proceeds from the issuance of common stock resulting from stock option exercise in the six months ended June 30, 2021. These increases were partially offset by $211.2 million of proceeds from issuance of preferred stock in the six months ended June 30, 2020.

Critical Accounting Policies and Estimates

The critical accounting policies that reflect our more significant judgements and estimates used in the preparation of our condensed consolidated financial statements include those described in the Prospectus under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Prospectus.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1, Organization and Basis of Presentation, in our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest Risk

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. We invest in a professionally managed portfolio of securities, which includes debt securities of publicly traded companies, obligations of the U.S. government, domestic government agencies, and state and political subdivisions. At June 30, 2021 our net unrealized gain position was $1.0 million, compared to a net unrealized gain position of $2.4 million at December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in the section entitled Risk Factors in our Prospectus, we previously identified a material weakness in Brand New Day’s internal control over financial reporting. In addition, we identified a material weakness in our internal control over financial reporting related to the valuation of our common stock underlying stock options granted during the three months ended March 31, 2021, as well as the valuation of our Series E preferred stock issued as equity consideration to the seller in the Zipnosis and CHP acquisitions. We believe the material weakness related to stock valuation was inherently remediated upon the closing of our IPO on June 28, 2021, as we now determine the fair value of our common stock based on readily determinable prices in the public market.

As of June 30, 2021, we continue to have a material weakness in Brand New Day’s internal control over financial reporting. So far in 2021, we have taken a number of remediation steps to enhance the control environment at Brand New Day, including actions to further centralize accounting and other financial responsibilities, enhance controls and procedures over key accounts and processes, and hire additional resources to oversee accounting, reporting and other activities occurring within Brand New Day. With these improvements, management is now focused on demonstrating consistency in the performance of these controls and procedures from period to period. Additionally, we will be migrating Brand New Day’s financial accounting and reporting activities over to Bright Health’s legacy enterprise resource planning system in the third quarter of 2021.

Changes in Internal Control over Financial Reporting

We consider the material weakness remediation actions discussed above as changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to advance its remediation program to ensure that control deficiencies contributing to the material weakness are remediated.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any litigation the outcomes of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our Prospectus. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Prospectus.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We have granted or issued the following securities that were not registered under the Securities Act:

•26,065,406 shares of Series C preferred stock to 37 accredited investors at a price of $7.673 per share, for aggregate proceeds of approximately $200.0 million;
•48,101,474 shares of Series D preferred stock to 44 accredited investors at a price of $15.0247 per share, for aggregate proceeds of approximately $635.0 million;
•24,488,556 shares of Series E preferred stock to 71 accredited investors at a price of $20.4177 per share, for aggregate proceeds of approximately $500.0 million;
•stock options to employees, directors, consultants and other service providers of the Registrant to purchase an aggregate of 88,806,393 shares of common stock under the Registrant’s 2016 Equity Plan, with per share exercise prices ranging from $0.54 to $4.18;
•16,602,300 shares of common stock to employees, directors, consultants and other service providers of the Registrant upon the exercise of stock options granted under the Registrant’s 2016 Equity Plan, with per share purchase prices ranging from $0.01 to $1.77.

On April 1, 2021, we issued 2,062,194 shares of Series E preferred stock to security holders of CHP in connection with our acquisition of CHP.

On June 28, 2021, we issued 427,897,381 shares of common stock upon conversion of all of our outstanding shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, and Series E Convertible Preferred Stock pursuant to our eighth amended and restated certificate of incorporation.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds from Initial Public Offering of Common Stock

On June 28, 2021, we completed our IPO in which we issued and sold 51,350,000 shares of common stock, par value $0.0001 per share, at an offering price of $18.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Company’s registration statement on Form S-1 (File No. 333-256286), as amended, which was declared effective by the SEC on June 23, 2021. We received net proceeds of $880.6 million from the sale of our common stock, after deducting underwriting discounts and commissions of $37.0 million and other offering expenses of $6.7 million. We used a portion of the net proceeds from our IPO to repay the $200.0 million principal balance of indebtedness outstanding under our revolving credit facility agreement originally entered into on March 1, 2021 and the associated interest and other costs of $3.2 million. We used $232.4 million to fund the acquisition of Centrum as described in Note 2, Business Combinations. The remainder of the net proceeds will be used for general corporate purposes.

The representatives of the underwriters of our IPO were J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Barclays Capital Inc. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1
Ninth Amended and Restated Certificate of Incorporation of Bright Health Group, Inc. (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)

3.2	Amended and Restated Bylaws of Bright Health Group, Inc. (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)
10.1
Amendment to Second Amended and Restated Registration Rights Agreement, dated as of May 19, 2021, among Bright Health Group, Inc. (formerly known as Bright Health Inc.) and the Majority Holders (as defined therein) (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-1 filed on June 15, 2021)

10.2†
Bright Health Management Inc. Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Registration Statement on Form S-1 filed on June 15, 2021)

10.3†
Bright Health Group, Inc. 2021 Omnibus Incentive Plan, effective as of June 5, 2021 (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Registration Statement on Form S-1 filed on June 15, 2021)

10.4†
Form of Stock Option Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Registration Statement on Form S-1 filed on June 15, 2021)

10.5†
Form of Restricted Stock Unit Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Registration Statement on Form S-1 filed on June 15, 2021)

10.6†	Form of Executive Performance Stock Unit Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan
10.7†	Form of Indemnification Agreement for Directors and Officers
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit Number	Description
101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2021, filed with the SEC on August 11, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)

†      Denotes a management contract or compensatory arrangement.

(1) The certifications in Exhibit 32.1 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HEALTH GROUP, INC.

Dated: August 11, 2021	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Catherine R. Smith
	Name:	Catherine R. Smith
	Title:	Chief Financial and Administrative Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)