Form 10-Q
period 2021-09-30
Bright Health Group Inc.
filed 2021-11-15
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of November 4, 2021, the registrant had 628,315,180 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements made in this Quarterly Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will” and other similar expressions. These forward-looking statements include any statements regarding our plans and expectations with respect to Bright Health Group, Inc. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our ability to contract with care providers and arrange for the provision of quality care; our ability to accurately estimate our medical expenses, effectively manage our costs and claims liabilities or appropriately price our products and charge premiums; the impact of the COVID-19 pandemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage the growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions and integrate acquired businesses; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; and the other factors set forth under the heading “Risk Factors” in this Quarterly Report and Bright Health Group’s prospectus dated June 23, 2021 (File No.333-256286), as filed with the United States Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

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

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$956,189	$488,371
Short-term investments	331,719	499,928
Accounts receivable, net of allowance of $5,701 and $2,602, respectively	99,216	60,522
Prepaids and other current assets	240,545	130,986
Total current assets	1,627,669	1,179,807
Other assets:
Long-term investments	681,923	175,176
Property, equipment and capitalized software, net	30,932	12,264
Goodwill	842,301	263,035
Intangible assets, net	351,519	152,211
Other non-current assets	40,751	28,309
Total other assets	1,947,426	630,995
Total assets	$3,575,095	$1,810,802
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$685,045	$249,777
Accounts payable	95,161	57,252
Unearned revenue	34,917	34,628
Risk adjustment payable	548,352	187,777
Other current liabilities	88,133	35,847
Total current liabilities	1,451,608	565,281
Other liabilities	56,254	28,578
Total liabilities	1,507,862	593,859
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	130,029	39,600
Redeemable preferred stock, $0.0001 par value; 100,000,000 and 166,307,087 shares authorized in 2021 and 2020, respectively; — and 164,244,893 shares issued and outstanding in 2021 and 2020, respectively	—	1,681,015
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 and 658,993,725 shares authorized in 2021 and 2020, respectively; 628,133,782 and 137,662,698 shares issued and outstanding in 2021 and 2020, respectively	63	14
Additional paid-in capital	2,823,244	9,877
Accumulated deficit	(886,333)	(515,989)
Accumulated other comprehensive income	230	2,426
Total shareholders’ equity (deficit)	1,937,204	(503,672)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$3,575,095	$1,810,802
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Premium revenue	$1,020,233	$345,426	$2,922,950	$827,135
Service revenue	11,079	4,920	31,602	13,344
Investment income	47,345	1,774	112,503	7,063
Total revenue	1,078,657	352,120	3,067,055	847,542
Operating expenses:
Medical costs	1,050,943	311,319	2,640,143	675,114
Operating costs	309,790	97,379	779,090	260,650
Depreciation and amortization	14,205	2,678	25,981	5,550
Total operating expenses	1,374,938	411,376	3,445,214	941,314
Operating loss	(296,281)	(59,256)	(378,159)	(93,772)
Interest expense	1,594	—	6,282	—
Other income	(1,226)	—	(1,226)	—
Loss before income taxes	(296,649)	(59,256)	(383,215)	(93,772)
Income tax expense (benefit)	73	—	(18,225)	(9,162)
Net loss	(296,722)	(59,256)	(364,990)	(84,610)
Net earnings attributable to noncontrolling interests	(3,942)	—	(5,354)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(300,664)	$(59,256)	$(370,344)	$(84,610)
Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders	$(0.48)	$(0.43)	$(1.19)	$(0.62)
Basic and diluted weighted-average common shares outstanding	630,378	136,337	312,294	135,926
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(296,722)	$(59,256)	$(364,990)	$(84,610)
Other comprehensive (loss) income:
Unrealized investment holding (losses) gains arising during the year, net of tax of $0 and $0, respectively	(143)	(958)	(1,808)	2,326
Less: reclassification adjustments for investment gains, net of tax of $0 and $0, respectively	160	119	388	68
Other comprehensive (loss) income	(303)	(1,077)	(2,196)	2,258
Comprehensive loss	(297,025)	(60,333)	(367,186)	(82,352)
Comprehensive loss attributable to noncontrolling interests	(3,942)	—	(5,354)	—
Comprehensive loss attributable to Bright Health Group, Inc. common shareholders	$(300,967)	$(60,333)	$(372,540)	$(82,352)
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
2021	Shares	Amount	Shares	Amount
Balance at January 1, 2021	164,245	1,681,015	137,663	$14	$9,877	$(515,989)	$2,426	$(503,672)
Net loss	—	—	—	—	—	(25,162)	—	(25,162)
Issuance of preferred stock	1,420	55,137	—	—	—	—	—	—
Issuance of common stock	—	—	4,661	—	4,893	—	—	4,893
Share-based compensation	—	—	—	—	5,176	—	—	5,176
Other comprehensive loss	—	—	—	—	—	—	(1,042)	(1,042)
Balance at March 31, 2021	165,665	$1,736,152	142,324	$14	$19,946	$(541,151)	$1,384	$(519,807)

Net loss	—	—	—	—	—	(44,518)	—	(44,518)
Issuance of preferred stock	2,067	79,807	—	—	—	—	—	—
Conversion of preferred stock to common stock	(167,732)	(1,815,959)	427,897	43	1,815,916	—	—	1,815,959
Issuance of common stock	—	—	4,120	1	4,722	—	—	4,723
Sale of common stock from IPO, net of offering costs	—	—	51,350	5	880,637	—	—	880,642
Share-based compensation	—	—	—	—	13,878	—	—	13,878
Other comprehensive loss	—	—	—	—	—	—	(851)	(851)
Balance at June 30, 2021	—	—	625,691	$63	$2,735,099	$(585,669)	$533	$2,150,026

Net loss	—	—	—	—	—	(300,664)	—	(300,664)
Issuance of common stock	—	—	4,965	—	75,965	—	—	75,965
Return of common stock from escrow settlement	—	—	(2,522)	—	(12,000)	—	—	(12,000)
Share-based compensation	—	—	—	—	24,180	—	—	24,180
Other comprehensive loss	—	—	—	—	—	—	(303)	(303)
Balance at September 30, 2021	—	—	628,134	$63	$2,823,244	$(886,333)	$230	$1,937,204
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
2020	Shares	Amount	Shares	Amount
Balance at January 1, 2020	119,222	871,990	135,509	$14	$3,184	$(267,547)	$982	$(263,367)
Net loss	—	—	—	—	—	(7,280)	—	(7,280)
Issuance of preferred stock	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	183	—	13	—	—	13
Share-based compensation	—	—	—	—	943	—	—	943
Other comprehensive income (loss)	—	—	—	—	—	—	951	951
Balance at March 31, 2020	119,222	871,990	135,692	$14	$4,140	$(274,827)	$1,933	$(268,740)

Net loss	—	—	—	—	—	(18,074)	—	(18,074)
Issuance of preferred stock	19,661	291,200	—	—	—	—	—	—
Issuance of common stock	—	—	246	—	118	—	—	118
Share-based compensation	—	—	—	—	1,250	—	—	1,250
Other comprehensive income (loss)	—	—	—	—	—	—	2,384	2,384
Balance at June 30, 2020	138,883	1,163,190	135,938	$14	$5,508	$(292,901)	$4,317	$(283,062)

Net loss	—	—	—	—	—	(59,256)	—	(59,256)
Issuance of preferred stock	23,296	475,640	—	—	—	—	—	—
Issuance of common stock	—	—	882	—	743	—	—	743
Share-based compensation	—	—	—	—	1,529	—	—	1,529
Other comprehensive income (loss)	—	—	—	—	—	—	(1,077)	(1,077)
Balance at September 30, 2020	162,179	1,638,830	136,820	$14	$7,780	$(352,157)	$3,240	$(341,123)
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(370,344)	$(84,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,981	5,550
Share-based compensation	43,234	3,722
Deferred income taxes	(17,946)	—
Unrealized gain on equity securities	(109,012)	—
Other, net	14,555	1,022
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(18,683)	27,508
Other assets	(86,836)	(24,980)
Medical cost payable	342,531	35,458
Risk adjustment payable	359,257	68,186
Accounts payable and other liabilities	53,853	(22,015)
Unearned revenue	(3,476)	1,498
Net cash provided by operating activities	233,114	11,339
Cash flows from investing activities:
Purchases of investments	(736,838)	(702,672)
Proceeds from sales, paydown, and maturities of investments	536,110	349,113
Purchases of property and equipment	(20,682)	(1,181)
Business acquisitions, net of cash acquired	(431,718)	(174,090)
Net cash used in investing activities	(653,128)	(528,830)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	686,840
Proceeds from issuance of common stock	10,581	874
Proceeds from short-term borrowings	200,000	—
Repayments of short-term borrowings	(200,000)	—
Payments for debt issuance costs	(3,391)	—
Proceeds from IPO	887,328	—
Payments for IPO offering costs	(6,686)	—
Net cash provided by financing activities	887,832	687,714
Net increase in cash and cash equivalents	467,818	170,223
Cash and cash equivalents – beginning of year	488,371	522,910
Cash and cash equivalents – end of period	$956,189	$693,133
Supplemental disclosures of cash flow information:
Changes in unrealized (loss) gain on available-for-sale securities in OCI	$(2,196)	$2,258
Cash paid for interest	3,865	—
Supplemental schedule of non-cash activities:
Redeemable convertible preferred stock issued for acquisitions	$134,944	$80,000
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	1,815,916	—
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

Initial Public Offering: On June 28, 2021, we completed our initial public offering (“IPO”) in which we issued and sold 51,350,000 shares of common stock, par value $0.0001 per share, at an offering price of $18.00 per share. We received net proceeds of $887.3 million from the sale of our common stock, after deducting underwriting discounts and commissions of $37.0 million. We used a portion of the net proceeds from our IPO to repay in full our outstanding borrowings under our revolving credit facility, as well as to fund the acquisition of Centrum Medical Holdings, LLC (“Centrum”). Refer to Note 2, Business Combinations, and Note 7, Short-Term Borrowings for more information.

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

Basis of Presentation: The condensed consolidated financial statements include the accounts of Bright Health Group, Inc. and all subsidiaries and controlled companies. All intercompany balances and transactions are eliminated upon consolidation. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our audited consolidated financial statements, unless the information contained in those disclosures materially changed or is required by GAAP. As such, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 included in the prospectus dated June 23, 2021 (File No.333-256286) (the “Prospectus”), as filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for fair presentation of the interim financial statements.

Use of Estimates: The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Our most significant estimates include medical costs payable, risk adjustment revenue and associated payables and receivables, valuation and impairment of goodwill and other intangible assets, valuation and impairment of investments and estimates of share-based compensation. Actual results could differ from these estimates. For the three months ended September 30, 2021, we recognized a change in estimate for risk adjustment of $134.0 million as a result of updated data inputs used to calculate Individual and Family Plan (“IFP”) members’ expected full year risk scores, which resulted in an increase in risk adjustment

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
payable in the Condensed Consolidated Balance Sheets and a reduction in premium revenue in the Condensed Consolidated Statements of Income (Loss).

Operating Costs: Our operating costs, by functional classification for the three and nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Compensation and fringe benefits	$100,062	$35,588	$234,467	$92,589
Professional fees	61,483	20,745	143,248	53,381
Marketing and selling expense	69,443	15,941	183,636	39,056
Other operating expenses	78,802	25,105	217,739	75,624
Total operating costs	$309,790	$97,379	$779,090	$260,650

Recently Issued and Adopted Accounting Pronouncements: There were no accounting pronouncements that were recently issued and not yet adopted or adopted since our audited consolidated financial statements that had, or are expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

NOTE 2. BUSINESS COMBINATIONS

Centrum Acquisition: On July 1, 2021, we acquired 75% of the outstanding equity interests of Centrum for cash consideration of $222.4 million and $75.0 million of common stock, for total purchase consideration of $296.2 million, net of $1.2 million of cash acquired. Centrum is a value-based primary care focused, multi-specialty medical group based in Florida. Centrum operates 17 health centers in Florida, serving Commercial, Medicare, and Medicaid consumers across multiple payors, with secured expansion locations in Texas and North Carolina. Centrum is included in our NeueHealth reportable segment. Transaction costs of $1.0 million incurred in connection with the acquisition are included in operating costs in the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2021.

The total preliminary purchase consideration for the Centrum acquisition is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired is recorded as goodwill, which is predominantly attributable to the incremental financial benefits achievable through Bright Health Group’s integrated care delivery model, whereby Bright HealthCare members are cared for under value-based arrangements with Centrum. This model brings together the financing, distribution, and delivery of high-quality healthcare and provides the opportunity to enhance overall margin potential for the Company.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the Centrum acquisition (in thousands):

Accounts receivable	$1,874
Prepaids and other current assets	627
Property and equipment	2,557
Intangible assets	102,370
Other assets	8,917
Total assets	116,345
Medical payables	19
Accounts payable	359
Other current liabilities	861
Other liabilities	11,636
Total liabilities	12,875
Net identified assets acquired	103,470
Goodwill	277,831
Redeemable noncontrolling interest	(85,075)
Total purchase consideration	$296,226

The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments, becomes available. The Company is in process of identifying any additional intangible assets that would reduce the goodwill recognized. The fair values of certain assets and liabilities have changed from previous disclosure. We obtained additional information to estimate the fair value of the right-of-use lease asset and liability included within other assets and other liabilities. We also updated the fair value of intangible assets based on the methodologies described below.

Our preliminary estimate of intangible assets related to the Centrum acquisition consists of trade names with a 15-year useful life, customer relationships with 2- to 15-year useful lives, and a reacquired contract between Bright HealthCare and Centrum with a useful life of 4.5 years. The value of the trade name was determined using the relief of royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements. The fair value of noncontrolling interest was determined using a market approach and included a discount to account for the lack of marketability of the noncontrolling interest.

The acquisition of Centrum would not have had a material impact on our revenue or net loss had it been included in the consolidated results of the Company for the nine months ended September 30, 2021 or the three and nine months ended September 30, 2020.

Central Health Plan Acquisition: On April 1, 2021, we acquired all of the outstanding shares of Central Health Plan of California, Inc. (“CHP”) for cash consideration of $276.0 million and $79.8 million in Series E preferred stock, for total purchase consideration of $271.7 million, net of $84.1 million of cash acquired. CHP is an insurance provider of Medicare Advantage (“MA”) HMO services. CHP is included in our Bright HealthCare reportable segment. Transaction costs of $0.2 million incurred in connection with the acquisition are included in operating costs in the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2021, out of $1.4 million of total transaction costs we have incurred.

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

The following pro forma financial information presents our revenue and net loss as if CHP had been included in the consolidated results of the Company for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 (in thousands):

	Pro Forma Consolidated Statements of Income (Loss)
	(Unaudited)
	Three Months Ended	Nine Months Ended September 30,
	September 30, 2020	2021	2020
Revenue	$502,378	$3,195,925	$1,263,016
Net Loss	(49,157)	(358,935)	(70,971)

True Health New Mexico and Zipnosis Acquisitions: On March 31, 2021 we acquired all of the outstanding equity interests of True Health New Mexico, Inc. (“THNM”) for cash consideration of $27.5 million, net of cash acquired of $24.1 million, for total purchase consideration of $3.4 million. THNM is a physician-led health insurance company offering policies available through the commercial market for individual on- and off-exchange and employer-sponsored health coverage. THNM is included in our Bright HealthCare reportable segment. In addition, on March 31, 2021, we acquired Zipnosis, Inc. (“Zipnosis”), which is a telehealth platform that offers virtual care to health systems around the U.S., for aggregate consideration of $73.0 million, including $55.1 million in Series E preferred stock and adjusted for $0.5 million of tangible net equity adjustments. We acquired $3.2 million of cash as part of the Zipnosis acquisition, for net total purchase consideration of $69.8 million. Zipnosis is included in our NeueHealth reportable segment. Transaction costs of $0.5 million incurred in connection with these acquisitions are included in operating costs in the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2021.

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

The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the THNM and Zipnosis acquisitions (in thousands):

	THNM	Zipnosis
Accounts receivable	$714	$1,062
Short-term investments	4,677	—
Prepaids and other current assets	8,337	141
Property and equipment	—	232
Intangible assets	7,300	8,970
Long-term investments	13,081	—
Other non-current assets	1,324	766
Total assets	35,433	11,171
Medical costs payable	13,268	—
Accounts payable	14,663	136
Unearned revenue	3,645	120
Other current liabilities	2,682	665
Other liabilities	2,499	2,730
Total liabilities	36,757	3,651
Net identified assets acquired	(1,324)	7,520
Goodwill	4,739	62,277
Total purchase consideration	$3,415	$69,797

The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments, becomes available.

Our preliminary estimate of intangible assets related to the THNM acquisition consists of customer relationships with 10-to 14-year useful lives, trade names with a 15-year useful life and the provider network with a 7-year useful life. For the Zipnosis acquisition, our preliminary estimate of intangible assets consists of customer relationships with a 15-year useful life, trade names with a 5-year useful life and developed technology with a 7-year useful life. For these acquisitions the value of the trade names and developed technology was determined using the relief from royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following pro forma financial information presents our revenue and net loss as if THNM and Zipnosis had been included in the consolidated results of the Company for the nine months ended September 30, 2021 and three and nine months ended September 30, 2020 (in thousands):

	Pro Forma Consolidated Statements of Income (Loss)
	(Unaudited)
	Three Months Ended	Nine Months Ended September 30,
	September 30, 2020	2021	2020
Revenue	384,797	$3,114,954	943,286
Net Loss	(57,035)	$(372,315)	(85,988)

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

BND Acquisition: On April 30, 2020, we acquired all of the outstanding shares of Universal Care, Inc. (d.b.a. Brand New Day) (“BND”). BND is a leader in providing healthcare services in California and serves Medicare eligible seniors and special needs populations through their extensive network of primary care providers and specialists. BND combines analytics and evidence-based clinical programs with aligned provider relationships to provide high quality, affordable care for complex and vulnerable populations. The total consideration included $206.9 million in cash and $80.0 million in Bright Health Series D preferred stock. We have since applied indemnity escrow adjustments of $44.0 million to the acquisition price, bringing total consideration to $210.1 million, net of cash acquired of $32.8 million. Transaction costs of $3.8 million incurred in connection with the acquisition are included in operating costs in the Consolidated Statements of Income (Loss) for the year ended December 31, 2020. If BND had been included in the consolidated results of the Company for the nine months ended September 30, 2020, our pro forma revenue would have been $1.0 billion, and our pro forma net loss would have been $(100.9) million.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The total purchase consideration for the BND acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill is attributable to synergies from leveraging BND’s strong clinical model of care to drive growth in our MA business outside of California. The goodwill from the BND acquisition is not deductible for tax purposes. The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the BND acquisition, as well as measurement adjustments made in the nine months ended September 30, 2021 to the amounts initially recorded in 2020 (in thousands):

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

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3. INVESTMENTS

Fixed Maturity Securities

Available-for-sale securities are reported at fair value as of September 30, 2021 and December 31, 2020. Held-to-maturity securities are reported at amortized cost as of September 30, 2021 and December 31, 2020. The following is a summary of our investment securities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$271,984	$1	$(1)	$271,984
Available for sale:
U.S. government and agency obligations	501,343	283	(376)	501,250
Corporate obligations	290,917	384	(106)	291,195
State and municipal obligations	15,437	51	(3)	15,485
Commercial paper	5,160	5	—	5,165
Certificates of deposit	26,809	—	—	26,809
Mortgage-backed securities	2,533	—	—	2,533
Other	12,876	1	(8)	12,869
Total available-for-sale securities	855,075	724	(493)	855,306
Held to maturity:
U.S. government and agency obligations	7,745	—	—	7,745
Certificates of deposit	1,447	—	—	1,447
Total held-to-maturity securities	9,192	—	—	9,192
Total investments	$1,136,251	$725	$(494)	$1,136,482

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$153,743	$—	$(3)	$153,740
Available for sale:
U.S. government and agency obligations	291,834	1,246	(1)	293,079
Corporate obligations	280,557	1,104	(30)	281,631
State and municipal obligations	18,459	107	—	18,566
Commercial paper	14,990	1	—	14,991
Certificates of deposit	53,504	2	(1)	53,505
Other	5,534	2	—	5,536
Total available-for-sale securities	664,878	2,462	(32)	667,308
Held to maturity:
U.S. government and agency obligations	6,677	—	—	6,677
Certificates of deposit	1,119	—	—	1,119
Total held-to-maturity securities	7,796	—	—	7,796
Total investments	$826,417	$2,462	$(35)	$828,844

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of available-for-sale investments, including those that are cash equivalents, with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents	$9,643	$(1)	$—	$—	$9,643	$(1)
U.S. government and agency obligations	347,735	(376)	—	—	347,735	(376)
Corporate obligations	137,456	(106)	—	—	137,456	(106)
State and municipal obligations	2,812	(3)	—	—	2,812	(3)
Other	10,950	(8)	—	—	10,950	(8)
Total bonds	$508,596	$(494)	$—	$—	$508,596	$(494)

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents	$25,007	$(3)	$—	$—	$25,007	$(3)
U.S. government and agency obligations	12,507	(1)	—	—	12,507	(1)
Corporate obligations	121,006	(30)	—	—	121,006	(30)
Commercial paper	999	—	—	—	999	—
Certificates of deposit	14,003	(1)	—	—	14,003	(1)
Total bonds	$173,522	$(35)	$—	$—	$173,522	$(35)

As of September 30, 2021, we had 744 investment positions out of 1,859 that were in an unrealized loss position. As of December 31, 2020, we had 117 investment positions out of 1,917 that were in an unrealized loss position. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, we evaluate securities for impairment when the fair value of the investment is less than its amortized cost. We evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of September 30, 2021, we did not have the intent to sell any of the securities in an unrealized loss position. Therefore, we believe these losses to be temporary.

As of September 30, 2021, the maturity of available-for-sale securities, by contractual maturity, reflected at amortized cost and fair value were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$203,284	$203,614
Due after one year through five years	651,705	651,606
Due after five years through 10 years	86	86
Due after 10 years	—	—
Total debt securities	$855,075	$855,306

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Investment income in the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2021 and 2020, was $3.5 million, and $7.1 million, respectively, related to our fixed maturity securities. Realized gains (losses) from our fixed maturity securities of $0.4 million and $0.1 million are included within total investment income, and reclassified out of accumulated other comprehensive income, for the nine months ended September 30, 2021 and 2020, respectively.

Equity Securities

On April 1, 2021 we completed the purchase of 1.6 million shares of equity securities for aggregate cash consideration of $40.1 million. As of September 30, 2021, the equity securities had a carrying value of $149.1 million, which is included in short-term investments in the Condensed Consolidated Balance Sheet. We recognized an unrealized gain of $46.3 million and $109.0 million in investment income in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2021, respectively.

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

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth our fair value measurements as of September 30, 2021 and December 31, 2020, for assets measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$209,727	$35,507	$—	$245,234
Fixed maturity securities, available for sale:
U.S. government and agency obligations	358,202	143,048	—	501,250
Corporate obligations	2,234	288,961	—	291,195
State and municipal obligations	—	15,485	—	15,485
Commercial paper	—	5,165	—	5,165
Certificates of deposit	18,738	8,071	—	26,809
Mortgage-backed securities	2,533	—	—	2,533
Other	—	12,869	—	12,869
Total fixed maturity securities, available for sale:	381,707	473,599	—	855,306
Equity securities	149,144	—	—	149,144
Total assets at fair value	$740,578	$509,106	$—	$1,249,684
Liabilities
Contingent consideration	$—	$—	$7,079	$7,079

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$149,499	$4,019	$—	$153,518
Fixed maturity securities, available for sale:
U.S. government and agency obligations	197,886	95,193	—	293,079
Corporate obligations	—	281,631	—	281,631
State and municipal obligations	—	18,566	—	18,566
Commercial paper	—	14,991	—	14,991
Certificates of deposit	—	53,505	—	53,505
Other	—	5,536	—	5,536
Total assets at fair value	$347,385	$473,441	$—	$820,826
Liabilities
Contingent consideration	$—	$—	$5,716	$5,716
The following tables set forth the Company’s fair value measurements as of September 30, 2021 and December 31, 2020, for certain financial instruments not measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$26,750	$—	$—	$26,750
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	7,768	—	—	7,768
Certificates of deposit	1,447	—	—	1,447
Total held to maturity	$35,965	$—	$—	$35,965

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$222	$—	$—	$222
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	6,732	—	—	6,732
Certificates of deposit	—	1,119	—	1,119
Total held to maturity	$6,954	$1,119	$—	$8,073
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The contingent consideration liability related to the acquisition of AssociatesMD Medical Group, Inc. is measured using Level 3 inputs based on a formulaic multiple of forecasted 2023 EBITDA per the terms of the purchase agreement discounted back to net present value. The following table presents the changes in fair value of the contingent consideration liability for the nine months ended September 30, 2021 and year ended December 31, 2020 (in thousands):

	2021	2020
Balance at beginning of period	$5,716	$5,716
Change in fair value of contingent consideration	1,363	—
Balance at end of period	$7,079	$5,716
The carrying amounts reported on the Condensed Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value due to their short-term nature. These assets and liabilities are not included in the tables above.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	Bright HealthCare		NeueHealth
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Balance at December 31, 2020	$197,886	$—	$65,149	$—
Acquisitions	240,776		340,108
Purchase adjustments	(1,618)	—	—	—
Balance at September 30, 2021	$437,044	$—	$405,257	$—
The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$209,321	$19,257	$117,451	$3,664
Trade names	99,231	5,057	38,161	1,604
Reacquired contract	59,000	3,278	—	—
Developed technology	6,200	443	—	—
Other	6,400	598	2,000	133
Total	$380,152	$28,633	$157,612	$5,401

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The acquisition date fair values and weighted-average useful lives assigned to definite-lived intangible assets acquired during the nine months ended September 30, 2021 were as follows (in thousands):

	Fair Value	Weighted-Average Useful Life (in years)
Customer relationships	$90,670	16.0
Trade names	60,370	14.9
Reacquired contract	59,000	4.5
Developed technology	6,200	7.0
Other	4,400	7.0
Total	$220,640	9.8
Amortization expense relating to intangible assets for the three months ended September 30, 2021 and 2020 was $13.3 million and $1.8 million, respectively, and amortization expense for the nine months ended September 30, 2021 and 2020 was $23.2 million and $3.6 million, respectively. Estimated amortization expense relating to intangible assets for the remainder of 2021 and for each of the next five full years ending December 31 is as follows (in thousands):

2021 (October-December)	$10,513
2022	42,050
2023	42,029
2024	41,890
2025	41,890
2026	26,323
NOTE 6. MEDICAL COSTS PAYABLE
The following table shows the components of the change in medical costs payable for the nine months ended September 30 (in thousands):

	2021	2020
Medical costs payable - January 1	$249,777	$44,804
Incurred related to:
Current year	2,647,719	685,637
Prior year	1,726	(9,297)
Total incurred	2,649,445	676,340
Paid related to:
Current year	2,074,602	610,161
Prior year	232,312	29,974
Total paid	2,306,914	640,135

Acquired claims liabilities	92,737	118,662
Medical costs payable - September 30	$685,045	$199,671
Medical costs payable attributable to prior years increased by $1.7 million and decreased by $9.3 million for the nine months ended September 30, 2021 and 2020, respectively. Medical costs payable estimates are adjusted as additional information becomes known regarding claims; there were no significant changes to estimation methodologies during the periods.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below details the components making up the medical costs payable as of September 30 (in thousands):

	2021	2020
Claims unpaid	$42,488	$25,961
Provider incentive payable	69,274	10,391
Claims adjustment expense liability	12,413	2,572
Incurred but not reported	560,870	160,747
Total medical costs payable	$685,045	$199,671
Medical costs payable are primarily related to the current year. The Company has recorded claims adjustment expense as a component of operating costs in the Condensed Consolidated Statements of Income (Loss).

NOTE 7. SHORT-TERM BORROWINGS

On March 1, 2021, we entered into a $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”). On August 2, 2021, the Credit Agreement was amended to change the definition of “Qualified IPO” by reducing the net proceeds required to be received by the Company from $1.0 billion to $850.0 million. In addition, prior to such amendment, the Credit Agreement contained a covenant that required the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00 prior to a Qualified IPO, and (b) 0.30 to 1.00 after a Qualified IPO. The Amendment changed this covenant by removing the increase in the ratio after a Qualified IPO such that the Company is now required to maintain a total debt to capitalization ratio of 0.25 to 1.00. On August 4, 2021, we elected to extend the maturity date of the Credit Agreement from February 28, 2022 to February 28, 2024. During the second quarter of 2021, we utilized a portion of the net IPO proceeds to repay the $200.0 million principal balance of indebtedness outstanding under our revolving credit agreement originally entered into on March 1, 2021 and the associated interest and other costs of $3.2 million. As of September 30, 2021, we have no borrowings outstanding under the Credit Agreement.

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

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. There are 42.0 million shares of common stock authorized for issuance under the 2021 Incentive Plan. As of September 30, 2021, a total of 26.8 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

We recognized share-based compensation expense of $43.2 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options

The Board of Directors or the Compensation Committee of the Board of Directors determines the exercise price, vesting periods and expiration date at the time of the grant. Stock options granted prior to the third quarter of 2021 generally vest 25% at one year from the grant date, then ratably over the next 36 months with continuous employee service. Stock options granted after the beginning of the third quarter of 2021 generally vest ratably over three years. Option grants generally expire 10 years from the date of grant.

The calculated value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted-average assumptions for options granted during the nine months ended September 30, 2021:

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

The activity for the stock options for the nine months ended September 30, 2021 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	63,925	$1.47	8.7	$53,573
Granted	20,447	2.58
Exercised	(9,373)	1.09
Forfeited	(4,709)	1.75
Expired	(11)	1.09
Outstanding at September 30, 2021	70,279	$1.83	8.5	$445,246

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2021 was $10.86 per share. At September 30, 2021, there was $150.7 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.4 years.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the nine months ended September 30, 2021 (in thousands, except weighted average grant date fair value):

	RSU
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2020	—	$—
RSUs granted	364	9.11
RSUs canceled	(19)	9.01
Unvested RSUs at September 30, 2021	345	$9.11

We recognized share-based compensation expense related to RSUs of $0.2 million for the three and nine months ended September 30, 2021, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of September 30, 2021, there was $2.5 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 2.7 years.

Performance-based Restricted Stock Units (“PSUs”)

In connection with our IPO, our Board of Directors approved the grant of PSUs to members of our executive leadership team. The grant encompasses a total of 14.7 million PSUs, separated into four equal tranches, each of which are eligible to vest based on the achievement of predetermined stock price goals and a minimum service period of 3 years. This grant is intended to retain and incentivize our executive leadership to lead the Company to sustained, long-term financial and operational performance. The fair value of the PSUs is determined using a Monte-Carlo simulation.
The following table summarizes PSU award activity for the nine months ended September 30, 2021 (in thousands, except weighted average grant date fair value):

	PSU
	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2020	—	$—
PSUs granted	14,700	9.30
PSUs canceled	—	—
Unvested PSUs at September 30, 2021	14,700	$9.30
We recognized share-based compensation expense related to the PSU grant of $10.0 million and $10.3 million for the three and nine months ended September 30, 2021, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At September 30, 2021, there was $108.5 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of 2.7 years.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 9. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30 (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to Bright Health Group, Inc. common shareholders	$(300,664)	$(59,256)	$(370,344)	$(84,610)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	630,378	136,337	312,294	135,926
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.43)	$(1.19)	$(0.62)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the nine months ended September 30 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Redeemable convertible preferred stock (as converted to common stock)	—	411,238
Stock options to purchase common stock	70,279	58,224
Total	70,279	469,462

NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal proceedings: In the normal course of business, we could be involved in various legal proceedings such as, but not limited to, the following: lawsuits alleging negligence in care or general liability, violation of regulatory bodies’ rules and regulations, or violation of federal and/or state laws. At September 30, 2021 and December 31, 2020, there were no material known contingent liabilities.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 11. SEGMENTS AND GEOGRAPHIC INFORMATION

Our two reportable segments are Bright HealthCare and NeueHealth.

The following tables present the reportable segment financial information for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Three Months Ended September 30, 2021	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$994,586	$25,647	$—	$1,020,233
Service revenue	(61)	11,140	—	11,079
Investment income	1,087	46,258	—	47,345
Total unaffiliated revenue	995,612	83,045	—	1,078,657
Affiliated revenue	—	139,759	(139,759)	—
Total segment revenue	995,612	222,804	(139,759)	1,078,657
Operating income (loss)	(303,271)	6,990	—	(296,281)

Depreciation and amortization	$4,584	$9,621	$—	$14,205

Three Months Ended September 30, 2020	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$343,472	$1,954	$—	$345,426
Service revenue	—	4,920	—	4,920
Investment income	1,774	—	—	1,774
Total unaffiliated revenue	345,246	6,874	—	352,120
Affiliated revenue	—	2,727	(2,727)	—
Total segment revenue	345,246	9,601	(2,727)	352,120
Operating income (loss)	(57,263)	(1,993)	—	(59,256)

Depreciation and amortization	$2,274	$404	$—	$2,678

Nine Months Ended September 30, 2021	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$2,860,270	$62,680	$—	$2,922,950
Service revenue	29	31,573	—	31,602
Investment income	3,491	109,012	—	112,503
Total unaffiliated revenue	2,863,790	203,265	—	3,067,055
Affiliated revenue	—	182,392	(182,392)	—
Total segment revenue	2,863,790	385,657	(182,392)	3,067,055
Operating income (loss)	(443,450)	65,291	—	(378,159)

Depreciation and amortization	$11,524	$14,457	$—	$25,981

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30, 2020	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$821,185	$5,950	$—	$827,135
Service revenue	—	13,344	—	13,344
Investment income	7,063	—	—	7,063
Total unaffiliated revenue	828,248	19,294	—	847,542
Affiliated revenue	—	8,176	(8,176)	—
Total segment revenue	828,248	27,470	(8,176)	847,542
Operating income (loss)	(88,427)	(5,345)	—	(93,772)

Depreciation and amortization	$4,131	$1,419	$—	$5,550
For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. We do not include asset information by reportable segment in the reporting provided to the chief operating decision maker.

NOTE 12. INCOME TAXES

Income tax expense (benefit) was an expense of $0.1 million and a benefit of $18.2 million for the three and nine months ended September 30, 2021, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three months ended September 30, 2021, the expense largely relates to amortization of originating goodwill from asset acquisitions. For the nine months ended September 30, 2021, the overall tax benefit is primarily due to the release of valuation allowance in connection with new deferred tax liabilities recorded on identifiable intangibles as part of business combination accounting for the BND, Zipnosis, THNM, and CHP stock acquisitions. The Centrum acquisition was treated as an asset acquisition, and accordingly, no deferred tax assets or liabilities were recorded as part of business-combination accounting.

We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended September 30, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2021 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NOTE 13. REDEEMABLE NONCONTROLLING INTEREST

As part of the Centrum acquisition on July 1, 2021, we entered into put/call agreements with respect to the equity interests in Centrum held by the controlling interest holder. The call options allow for the Company to purchase the 25% noncontrolling interest equity over time beginning on September 30, 2022, or under certain other accelerating events as defined in the agreement, solely at the Company’s discretion. The put options allow the noncontrolling interest holder the ability to cause the Company to purchase their noncontrolling equity interest on consistent terms with the call options.

Based on the nature of the put option’s redemption features, which are outside the control of the Company, the noncontrolling interests are classified as redeemable in the accompanying Condensed Consolidated Balance Sheets at September 30, 2021. The put option redemption feature that is outside the control of the Company is settled based on EBITDA, which is an other than

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
fair value settlement amount. As such, we will make a measurement adjustment when the put option redemption price exceeds the carrying amount as calculated under ASC 810, Consolidation.

There was no redeemable noncontrolling interest during the three and nine months ended September 30, 2020. The following table provides details of our redeemable noncontrolling interest activity for the three and nine months ended September 30, 2021 (in thousands):

Redeemable Noncontrolling Interest
Balance at January 1, 2021	$39,600
Earnings attributable to noncontrolling interest	288
Measurement adjustment	329
Balance at March 31, 2021	$40,217
Earnings attributable to noncontrolling interest	640
Measurement adjustment	155
Balance at June 30, 2021	$41,012
Acquisition	85,075
Loss attributable to noncontrolling interest	(4,577)
Measurement adjustment	8,519
Balance at September 30, 2021	$130,029

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and the “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and Bright Health Group, Inc.’s audited consolidated financial statements and the accompanying notes as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Bright Health Group, Inc.’s Prospectus dated June 23, 2021 (File No. 333-256286), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”). Unless the context otherwise indicates or requires, the terms “we”, “our”, and the “Company” as used herein refer to Bright Health Group, Inc. and its consolidated subsidiaries.

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

NeueHealth. Our healthcare enablement and technology business, NeueHealth, is developing the next generation, integrated healthcare system. NeueHealth significantly reduces the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of September 2021, NeueHealth works with nearly 250,000 care provider partners and delivers high-quality virtual and in-person clinical care through our 44 owned primary care clinics within its integrated care delivery system. Through those risk-bearing clinics, NeueHealth maintains over 200,000 unique patient relationships as of September 30, 2021, over 170,000 of which are served through value-based arrangements, across multiple payors. In addition to our directly owned clinics, NeueHealth manages care for an additional 87 clinics through its additional affiliated clinics.

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

NeueHealth receives network rental fees from Bright HealthCare for the delivery of NeueHealth’s Care Partner and network services. In addition, NeueHealth contracts directly with Bright HealthCare to provide care through its managed and affiliated clinics. Other NeueHealth customers include external payors, third party administrators, affiliated providers and direct-to-government programs.

Bright HealthCare. Our healthcare financing and distribution business, Bright HealthCare, delivers simple, personal, and affordable solutions to integrate the consumer into Bright Health’s alignment model. Bright HealthCare currently aggregates and delivers healthcare benefits to over 720,000 consumers through its various offerings, serving consumers across multiple product lines in 14 states and 99 markets. We also participate in a number of specialized plans and recently began offering employer group plans.

Bright HealthCare’s customers include commercial health plans across 11 states, which serve approximately 607,000 individuals, as well as MA products in 11 states, which serve approximately 114,000 lives and generally focus on higher risk, special needs populations. We believe we are well-positioned to grow our Medicaid and Employer administrative services only (“ASO”) products, which would provide strategic diversification and be highly complementary to our aligned model.

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

Bright HealthCare’s ability to grow membership and retain consumers drives revenue growth

Bright HealthCare products are primarily sold for the following year through an annual selling season, which includes the open enrollment period for Individual and Family Plan products and annual enrollment period for Medicare Advantage. Outside of an annual selling season, IFP and MA products typically can only be sold during special enrollment periods based on the consumer’s eligibility status and certain life events. It is critical to effectively engage both prospective and existing consumers through our multi-channel distribution strategy. For both IFP and MA products, we aim to offer competitive benefits at an affordable price to meet the needs of our consumers. Our IFP products membership typically peaks after the open enrollment period and experiences modest levels of attrition until year-end. We have historically increased our MA consumer base during special enrollment periods, given our consumers' eligibility to enroll during those periods.

Our MA business is afforded additional in-year growth opportunity due to its focus on serving low-income seniors and special needs individuals, who can enroll in and change MA health plans at any time. Therefore, constant engagement with this population is critical to effectively retain membership and drive in-year growth. MA products are generally associated with higher revenue and higher medical cost ratios (“MCR”) as compared to IFP products, particularly with respect to special needs plans.

Bright HealthCare’s ability to capture complete and accurate risk adjustment data affects revenue

Portions of premium revenue from our IFP products and MA plans are determined by the applicable Centers for Medicare and Medicaid Services (“CMS”) risk adjustment models, which compensate insurers based on the underlying health status (acuity) of insured consumers. CMS requires that a consumer’s health status be documented annually and accurately submitted to CMS to determine the appropriate risk adjustment. Ensuring that complete and accurate health conditions of our consumers are captured within documentation submitted to CMS is critical to recognizing accurate risk adjustment, which is reflected in our revenue year-over-year.

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

Our business is generally affected by the seasonal patterns of medical expenses. With respect to IFP products, medical costs tend to be lower early in the year and increase toward the end of year, driven by high deductible plan designs and out-of-pocket maximums over the course of the policy year, which shift more costs to us in the second half of the year as we pay a higher proportion of claims. With respect to MA plans, medical costs are impacted by the severity of the flu season, generally from December to March, and we typically experience slightly higher Part D medical costs early in the year, which decline toward the end of year due to standard plan design.

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

Bright HealthCare Commercial premium revenue

The sources of commercial premium revenue are primarily IFP products which are comprised of advanced premium tax credit subsidies that are based on consumers income levels and compensated directly by the federal government, as well as billed consumer premiums. IFP products reflect adjustments related to the Patient Protection and Affordable Care Act (“ACA”) risk adjustment program, which adjusts premium revenue based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses.

Bright HealthCare MA premium revenue

The sources of MA premium revenue are Medicare Part C premiums related to consumers’ medical benefit coverage and Part D premiums related to consumers’ prescription drug benefit coverage. Medicare Part C premiums are comprised of CMS monthly capitation premiums that are risk adjusted based on CMS defined formulas using consumers’ demographics and prior-year medical diagnoses. Medicare Part D premiums are comprised of CMS monthly capitation premiums that are risk adjusted, consumer billed premiums and CMS low-income premium subsidies for the Company’s insurance risk coverage. Medicare Part D premiums are subject to risk sharing with CMS under the risk corridor provisions based on profitability of the Part D benefit. As a percentage of our total consolidated revenue, premium revenues from CMS were 30% and 37% for the nine months ended September 30, 2021 and 2020, respectively, which are included in our Bright HealthCare segment.

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

Depreciation and Amortization

Depreciation and amortization consist of depreciation of property, equipment and capitalized software, as well as amortization of definite-lived intangible assets acquired in business combinations, including trade names, customer relationships, and reacquired rights.

Other Income

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of changes to our current and deferred federal tax assets and liabilities net of applicable valuation allowances.

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

COVID-19 Update

The COVID-19 pandemic, including its effect on the macroeconomic environment, and the response of our local, state, and federal governments to contain and manage the virus, continues to impact our business. The emergence of COVID-19 variants in the United States and abroad continues to prolong the risk of additional surges of the virus. In addition, some individuals have delayed or are not seeking routine medical care to avoid COVID-19 exposure. These and other responses to the COVID-19 pandemic have meant that our MCR may be subject to additional uncertainty as certain segments of the economy and workforce come back on line, members resume care that may have been foregone, and the broader population becomes vaccinated.

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

In the third quarter of 2021, our results were impacted by COVID-19 trends in two of our largest IFP markets. Florida and North Carolina both saw significant increases in COVID-19 cases in the third quarter, with Centers for Disease Control and Prevention (“CDC”) data indicating average daily COVID-19 case counts were up nearly 300% in each state when compared to the second quarter of 2021. In addition, during the third quarter of 2021, the Southeast United States experienced average daily COVID-19 counts increasing nearly 250% when compared against the second quarter of 2021. This drove our COVID-19 expense in the third quarter of 2021 up 65.6% from the second quarter and our IFP COVID expense was up more than 160% compared to the second quarter of 2021. For the three months ended September 30, 2021 and 2020, the impact of COVID-19 increased our MCR by 540 basis points and 390 basis points, respectively, reflecting an increase in medical costs of $55.6 million and $13.3 million, respectively. For the nine months ended September 30, 2021 and 2020, the impact of COVID-19 increased our MCR by 420 basis points and 290 basis points, respectively, reflecting an increase in medical costs of $124.0 million and $23.8 million, respectively.

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

Business Update

We continue to make progress on our model that aligns the financing of care with the delivery of care. We are focused on serving the consumer in retail healthcare marketplaces, including the exchange and government direct-to-consumer markets. Both businesses are supported by our Bright Health Intelligent Operating System (“BiOS”) technology platform, where we continue to see efficiencies due to that investment. We view the following five key themes as important in connection with our third quarter and year-to-date results:

1.We continue to demonstrate significant growth – We continue to experience strong growth across both of our businesses. Bright HealthCare now serves over 720,000 consumers as of September 30, 2021, up 247% compared to the third quarter of 2020. This includes over 114,000 MA members. In commercial, the growth in members reflects the extended 2021 Special Enrollment Period in IFP with enrollment of nearly 607,000 consumers at the end of the third quarter of 2021 up nearly 10% from the end of the second quarter of 2021. NeueHealth also continues to demonstrate growth with a total of 131 owned and affiliated Primary Care Clinics serving over 170,000 patients under value-based arrangements as of September 30, 2021.

2.We have delivered consistent performance – Our third quarter 2021 results reflect quarterly variability due to the negative impact of an increase in direct COVID-19 costs, as well as risk adjustment pressures from the significant contribution of new 2021 membership and COVID-19 related challenges in member engagement. The extended Special Enrollment Period led to significant membership growth beyond the interim capacity within the owned and affiliated parts of our integrated systems of care, which we have alleviated through an accelerated pace of clinic and affiliate development and additional investments in our operating platform. While we did experience a modest reduction in utilization from non-COVID related procedures, such as certain elective inpatient surgeries and other diagnostic tests, the cost benefit was more than offset by the negative impact to appropriately diagnose our newly attributed members, which resulted in an increase in our risk adjustment payable. We believe our year-to-date results better reflect the underlying performance of our business than the third quarter results. We expect a number of the factors that drove volatility in the third quarter of 2021 to normalize in 2022 as the contribution from retained consumers increases, direct COVID-19 costs decrease, and as capacity improvements in our aligned integrated systems of care drive improved gross margin.

3.We are driving differentiation through NeueHealth – We are seeing strong growth in NeueHealth’s revenue and operating income that we believe highlights the power of our owned clinics and our affiliates within our aligned model. The growth in our NeueHealth business reflects the continued investments we are making in value-based care, as well as the Centrum acquisition, which closed on July 1, 2021. We are continuing to expand on this model in Florida, as well as bringing this model to new markets, including Texas and North Carolina in 2022. Our previous target to open more than 25 de novo clinics in 2022 is still on track. We are also bringing in more affiliates into a fully aligned model, where providers are clinically, financially, and technologically aligned with Bright HealthCare. In addition, we have a robust pipeline of third-party payors interested in leveraging our integrated model across multiple populations as we go into 2022 and, as a result, expect to see growth in health plan customers in 2022.

4.We are building one technology platform – We continue investing in the BiOS back-end infrastructure, DocSquad consumer and provider-facing tools, and acquisition integration. We have been making investments and accelerating our timeline for integration to one platform, which has resulted in some near-term cost structure headwinds. We are making progress on integrating the health plan assets we acquired, with integration of appropriate corporate office and support functions expected to be completed in 2022, our Bright HealthCare IFP business expected on a single platform in 2023, and full operating platform unification to follow.

5.Continued future growth – NeueHealth will continue to be an increasingly important component of our business. We expect growth for the business in 2022 and continued integration of NeueHealth with our Bright HealthCare business. In Florida and Texas, we expect to see movement toward health plan offerings that leverage our owned and affiliated clinics within our aligned Integrated Systems of Care. Direct Contracting also provides a new growth opportunity for NeueHealth, adding to the total lives in fully aligned value-based arrangements and contributing to revenue in a capital efficient model. In Bright HealthCare, we expect growth in our core MA markets with a focus on higher complexity patient populations, including C-SNP and D-SNP products, specific ethnic communities requiring culturally competent care and service models, and states with an opportunity for IFP consumers to age into MA plans. In IFP, we are well-positioned based on where we have set rates for 2022, with our plans consistently the lowest or second-lowest cost silver plan in core growth markets. Additionally, we are expanding our addressable market next year, entering four new states including Texas and Georgia, and offering IFP plans for the first time California, which represent three of the largest ACA markets in the country. At the same time, we will remain disciplined in our growth, making appropriate rate adjustments based on our 2021 experience and competitive positioning.

Key Metrics and Non-GAAP Financial Measures
In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	As of September 30,
	2021	2020
Bright HealthCare Consumers Served
Commercial(1)	606,594	149,794
Medicare Advantage	114,094	57,751

NeueHealth Patients
Value-based Care Patient Lives	170,211	19,141
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net Loss	$(296,722)	(59,256)	$(364,990)	(84,610)
Adjusted EBITDA(1)	$(245,918)	(54,084)	$(290,757)	(81,188)

(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding interest expense, income taxes, depreciation and amortization, adjusted for the impact of acquisition and financing-related transaction costs, share-based compensation, changes in the fair value of contingent consideration and contract termination costs. Adjusted EBITDA has been presented in this Quarterly Report as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net loss	$(296,722)	$(59,256)	$(364,990)	$(84,610)
Interest expense	1,594	—	6,282	—
Income tax expense (benefit)	73	—	(18,225)	(9,162)
Depreciation and amortization	14,205	2,678	25,981	5,550
Transaction costs (a)	448	965	5,598	3,312
Share-based compensation expense (b)	24,180	1,529	43,234	3,722
Change in fair value of contingent consideration (c)	304	—	1,363	—
Contract termination costs (d)	10,000	—	10,000	—
Adjusted EBITDA	$(245,918)	$(54,084)	$(290,757)	$(81,188)

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
(d)Represents amount paid for early termination of an existing vendor contract.

Results of Operations
The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three and nine months ended September 30, 2021 and 2020.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Income (loss) and operating data:	2021	2020	2021	2020

Revenue:
Premium revenue	$1,020,233	$345,426	$2,922,950	$827,135
Service revenue	11,079	4,920	31,602	13,344
Investment income	47,345	1,774	112,503	7,063
Total revenue	1,078,657	352,120	3,067,055	847,542
Operating expenses
Medical costs	1,050,943	311,319	2,640,143	675,114
Operating costs	309,790	97,379	779,090	260,650
Depreciation and amortization	14,205	2,678	25,981	5,550
Total operating expenses	1,374,938	411,376	3,445,214	941,314
Operating loss	(296,281)	(59,256)	(378,159)	(93,772)
Interest expense	1,594	—	6,282	—
Other income	(1,226)	—	(1,226)	—
Loss before income taxes	(296,649)	(59,256)	(383,215)	(93,772)
Income tax expense (benefit)	73	—	(18,225)	(9,162)
Net loss	(296,722)	(59,256)	(364,990)	(84,610)
Net earnings attributable to non-controlling interest	(3,942)	—	(5,354)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(300,664)	$(59,256)	$(370,344)	$(84,610)
Adjusted EBITDA	$(245,918)	$(54,084)	$(290,757)	$(81,188)
Medical Cost Ratio (1)	103.0%	90.1%	90.3%	81.6%
Operating Cost Ratio (2)	28.7%	27.7%	25.4%	30.8%
(1)Medical Cost Ratio is defined as medical costs divided by premium revenue.
(2)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues increased by $726.5 million, or 206.3%, for the three months ended September 30, 2021 as compared to the same period in 2020, which was largely driven by an increase in Bright HealthCare consumers of approximately 513,000 consumer lives, or 247.2%, primarily from organic growth in IFP within our Commercial business, including the 2021 Special Enrollment Period, as well as organic and inorganic contributions from the MA business. Increases in our risk adjustment liability partially offset the total revenue increases. For the three months ended September 30, 2021, we recognized a change in estimate for risk adjustment of $134.0 million due to a change in our risk adjustment payable accrual as a result of updated data inputs used to calculate IFP members’ expected full year risk scores, of which $89.3 million related to the first six months of 2021. The three months ended September 30, 2021 included $200.0 million from the acquisitions of PMA, THNM, Zipnosis, CHP and Centrum. Total revenues increased by $2.2 billion, or 261.9%, for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily driven by organic consumer growth in our Commercial business, as well as favorable rate impacts in our Commercial business. The nine months ended September 30, 2021 included $699.8 million from acquisitions for which there was no comparable amount in the nine months ended September 30, 2020. The three and nine months ended September 30, 2021 also experienced an increase in investment income compared to the same periods in 2020, primarily driven by unrealized gains from investments in equity securities of $46.3 million and $109.0 million, respectively.

Medical costs increased by $739.6 million, or 237.6%, for the three months ended September 30, 2021 as compared to the same period in 2020. The increase in medical costs was driven by an increase in consumers through both organic growth in our Commercial and MA businesses and inorganic growth attributable to the acquisitions of PMA, THNM, CHP and Centrum, as well as increased medical costs from COVID-19. Medical costs increased by $2.0 billion, or 291.1%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in medical costs was driven by consistent factors with the three months ended September 30, 2021 with additional impact from the acquisition of Brand New Day, which was acquired on April 30, 2020.

Our MCR of 103.0% for the three months ended September 30, 2021 increased 1,290 basis points compared to the same period in 2020. The Special Enrollment Period and our overall growth created challenges for capturing underlying risk, and we were impacted by COVID-19 related costs given the significant portion of our consumers in Florida, as well as our significant mix of new members given our consumer growth in 2021. Our MCR for the three months ended September 30, 2021 included a 540 basis point unfavorable impact from COVID-19 related costs and a 900 basis point unfavorable impact from non-COVID prior period developments (“PPD”) primarily related to a reduction in premium revenue related to an increase in our risk adjustment payable. Our MCR for the three months ended September 30, 2020 included a 390 basis point unfavorable impact from COVID-19 costs and a 530 basis point favorable impact from non-COVID PPD.

Our MCR of 90.3% for the nine months ended September 30, 2021 increased 870 basis points compared to the same period in 2020, which reflected the challenges of COVID-19, significant growth and the Special Enrollment Period. Our MCR for the nine months ended September 30, 2021 included a 420 basis point unfavorable impact from COVID-19 related costs and a 90 basis point unfavorable impact from non-COVID PPD. Our MCR for the nine months ended September 30, 2020 included a 290 basis point unfavorable impact from COVID-19 costs, a 200 basis point favorable impact from non-COVID PPD and a 150 basis point favorable impact due to deferred utilization. The MCR in both 2021 periods was also impacted by increased medical costs from MA product mix as a result of the Brand New Day and CHP acquisitions.

Operating costs increased by $212.4 million, or 218.1%, for the three months ended September 30, 2021 as compared to the same period in 2020. Operating costs increased by $518.4 million, or 198.9%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in operating costs in both periods was primarily due to increases in operating costs from new market entry, increased marketing and selling expenses related to the 2021 special enrollment period in our Commercial business and increased compensation and benefit costs driven by an increase in employees and an increase in share-based compensation costs.

Our operating cost ratio of 28.7% for the three months ended September 30, 2021, increased 100 basis points compared to the same period in 2020 primarily due to increased compensation and benefit costs driven by an increase in employees and an increase in share-based compensation costs as well as an early contract termination charge in the current-year period. Our operating cost ratio of 25.4% for the nine months ended September 30, 2021 improved 540 basis points compared to the same period in 2020 primarily due to operating costs increasing at a slower rate than the increased premium revenues earned due to consumer growth, as we continue to gain leverage on our operating costs as we grow, partially offset by an increase in broker commission costs associated with new membership growth .

Depreciation and amortization increased by $11.5 million, or 430.4%, for the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to the $11.3 million of amortization expense resulting from intangible assets acquired in the PMA, THNM, Zipnosis, CHP, and Centrum acquisitions, for which there were no comparable amounts in the three months ended September 30, 2020. Depreciation and amortization increased by $20.4 million, or 368.1%, for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to $19.5 million from intangible assets acquired for which there were no comparable amounts in the nine months ended September 30, 2020.

Interest expense was $1.6 million and $6.3 million for the three and nine months ended September 30, 2021, respectively, which was due to interest on the Credit Agreement we entered into in March 2021, as well as amortization of debt issuance costs. We did not have any interest expense for either of the comparable periods in 2020.

Income tax was an expense of $0.1 million and a benefit of $18.2 million for the three and nine months ended September 30, 2021, respectively. For the three months ended September 30, 2021, the income tax expense largely relates to amortization of originating goodwill from asset acquisitions. For the nine months ended September 30, 2021, the overall tax benefit is primarily due to the release of valuation allowance in connection with new deferred tax liabilities recorded on identifiable intangibles as part of business combination accounting for the Zipnosis, THNM, and CHP stock acquisitions, as well as a measurement period adjustment related to the BND acquisition. We recognized an income tax benefit of $9.2 million during the nine months ended September 30, 2020, which was due to the impact of goodwill and intangible assets acquired in the Brand New Day acquisition in April 2020.

Bright HealthCare
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of income (loss) and operating data:	2021	2020	2021	2020

Bright HealthCare:
Commercial revenue	$625,926	$170,434	$1,930,925	$510,915
Medicare Advantage revenue	368,599	173,038	929,374	310,270
Investment income	1,087	1,774	3,491	7,063
Total revenue	995,612	345,246	2,863,790	828,248
Operating expenses:
Medical costs	1,019,081	311,319	2,588,196	675,114
Operating costs	275,218	88,916	707,520	237,430
Depreciation and amortization	4,584	2,274	11,524	4,131
Total operating expenses	1,298,883	402,509	3,307,240	916,675
Operating loss	$(303,271)	$(57,263)	$(443,450)	$(88,427)
Medical Cost Ratio (MCR)	102.5%	90.6%	90.5%	82.2%

Commercial revenue increased by $455.5 million, or 267.3%, for the three months ended September 30, 2021 as compared to the same period in 2020. Commercial revenue increased by $1.4 billion, or 277.9%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in revenues in both 2021 periods compared to 2020, was driven by an increase in consumer lives of approximately 513,000 due to organic growth, higher net premium rates in certain markets, plan mix, and inorganic growth from the acquisition of THNM, which are partially offset by an increase in risk adjustment payables. The three months ended September 30, 2021 included a change in estimate for the expected full-year risk adjustment scoring impact of $134.0 million, of which $89.3 million related to the first six months of 2021.

MA revenue increased by $195.6 million, or 113.0%, for the three months ended September 30, 2021 as compared to the same period in 2020. MA revenue increased by $619.1 million, or 199.5%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The three and nine months ended September 30, 2021 included $125.7 million and $266.8 million, respectively, of revenue from our acquisition of CHP on April 1, 2021. The remaining increase was primarily driven by volume increases due to organic growth.

Medical costs increased by $707.8 million, or 227.3%, for the three months ended September 30, 2021 as compared to the same period in 2020. For the three months ended September 30, 2021 and 2020, the impact of COVID-19 increased our medical costs $55.6 million and $13.3 million, respectively. Medical costs increased by $1.9 billion, or 283.4%, for the nine months ended September 30, 2021 as compared to the same period in 2020. For the nine months ended September 30, 2021 and 2020, the impact of COVID-19 increased our medical costs by $124.0 million and $23.8 million, respectively. The increase in both 2021 periods is also due to an increase in consumers driven by organic growth, unfavorable medical cost rates and inorganic growth as a result of acquisitions.

Our MCR of 102.5% for the three months ended September 30, 2021 increased 1,180 basis points compared to the same period in 2020. Our MCR for the three months ended September 30, 2021 included a 560 basis point unfavorable impact from COVID-19 related costs and a 910 basis point unfavorable impact from non-COVID PPD related to risk adjustment. Our MCR for the three months ended September 30, 2020 included a 390 basis point unfavorable impact from COVID-19 costs and a 530 basis point favorable impact from non-COVID PPD.

Our MCR of 90.5% for the nine months ended September 30, 2021 increased 830 basis points compared to the same period in 2020. Our MCR for the nine months ended September 30, 2021 included a 430 basis point unfavorable impact from COVID-19 related costs and a 90 basis point unfavorable impact from non-COVID PPD. Our MCR for the nine months ended September 30, 2020 included a 290 basis point unfavorable impact from COVID-19 costs, a 210 basis point favorable impact from non-COVID PPD and a 150 basis point unfavorable impact from deferred utilization. The MCR in both 2021 periods was also impacted by increased medical costs from MA product mix as a result of the Brand New Day and CHP acquisitions and an increase in risk adjustment payable, which was partially offset by favorable market mix and rate in IFP.

Operating costs increased by $186.3 million, or 209.5%, for the three months ended September 30, 2021 as compared to the same period in 2020. Operating costs increased by $470.1 million, or 198.0%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in both periods during 2021 compared to the same periods in 2020 was primarily due to increases in operating costs from new market entry, increased marketing and selling expenses related to the 2021 SEP in our Commercial business and increased compensation and benefit costs driven by an increase in employees and an increase in share-based compensation costs. In addition, the 2021 periods also have increased operating costs from acquisitions, which do not have a comparable prior period impact.

Depreciation and amortization increased by $2.3 million, or 101.6%, for the three months ended September 30, 2021 as compared to the same period in 2020. Depreciation and amortization increased by $7.4 million, or 179.0%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in the three and nine month periods ended September 30, 2021 was primarily due to amortization expense of $2.6 million and $7.0 million, respectively, resulting primarily from intangible assets acquired for which there were no comparable amounts in the 2020 periods.

NeueHealth
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of income (loss) and operating data:	2021	2020	2021	2020

NeueHealth:
Premium revenue	$156,990	$1,954	$221,836	$5,950
Service revenue	19,556	7,647	54,809	21,520
Investment income	46,258	—	109,012	—
Total revenue	222,804	9,601	385,657	27,470
Operating expenses
Medical costs	163,279	—	211,176	—
Operating costs	42,914	11,190	94,733	31,396
Depreciation and amortization	9,621	404	14,457	1,419
Total operating expenses	215,814	11,594	320,366	32,815
Operating income (loss)	$6,990	$(1,993)	$65,291	$(5,345)
Medical Cost Ratio (MCR)	104.0%	—%	95.2%	—%

Premium revenue increased by $155.0 million for the three months ended September 30, 2021 as compared to the same period in 2020. Premium revenue increased by $215.9 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in premium revenue for the three and nine months ended September 30, 2021 includes $137.2 million and $170.3 million, respectively, from the acquisitions of PMA and Centrum, as well as an organic increase in patient lives.

Service revenue increased by $11.9 million, or 155.7%, for the three months ended September 30, 2021 as compared to the same period in 2020. Service revenue increased by $33.3 million, or 154.7%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in service revenue in both 2021 periods is primarily driven by increased intercompany network contract service revenue with our Bright HealthCare segment, which is charged on a per consumer per month basis and has increased due to market expansion and an increase in consumer lives. The acquisitions of PMA on December 31, 2020 and Zipnosis on March 31, 2021 also contributed to the year-over-year increase in service revenue.

Investment income was $46.3 million and $109.0 million for the three and nine months ending September 30, 2021, respectively, due to unrealized gains on equity securities acquired in 2021. NeueHealth did not hold any investments during the three and nine months ended September 30, 2020.

Medical costs were $163.3 million and $211.2 million for the three and nine months ended September 30, 2021, respectively, which were primarily driven by an increase in patient lives as a result of the PMA and Centrum acquisitions, as well as organic growth in our value-based arrangements. MCR was 104.0% and 95.2% in the three and nine months ended September 30, 2021, respectively. There were no medical costs in the three and nine months ended September 30, 2020.

Operating costs increased by $31.7 million, or 283.5%, for the three months ended September 30, 2021 as compared to the same period in 2020. Operating costs increased by $63.3 million, or 201.7%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in both 2021 periods was primarily due to increased compensation and benefit costs from more employees, and outsourced vendor fees in support of consumer growth, as well as costs from the PMA, Zipnosis and Centrum acquisitions.

Depreciation and amortization increased by $9.2 million for the three months ended September 30, 2021 as compared to the same period in 2020. Depreciation and amortization increased by $13.0 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in the three and nine months ended September 30, 2021 was primarily due to amortization expense of $8.8 million and $12.4 million, respectively, resulting from intangible assets acquired for which there were no comparable amounts in the 2020 periods.

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

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The Company has declared one dividend from the regulated insurance entities to the parent company during the nine months ended September 30, 2021, and had no dividends for the same period in 2020. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. As of September 30, 2021 and December 31, 2020, the amounts held in risk-based capital and surplus at regulated insurance legal entities was in excess of the minimum requirements.

We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in expanding our operations and due to additional general and administrative costs we expect to incur in connection with operating as a public company. We believe that existing cash on hand, investments and amounts available under our Credit Agreement described below will be sufficient to satisfy our anticipated cash requirements for the next twelve months. However, we may seek additional capital to support our future growth plans and other strategic opportunities that may arise.

Indebtedness

On March 1, 2021, we entered into a $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”). On August 2, 2021, the Credit Agreement was amended to change the definition of “Qualified IPO” by reducing the net proceeds required to be received by the Company from $1.0 billion to $850.0 million. In addition, prior to such amendment, the Credit Agreement contained a covenant that required the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00 prior to a Qualified IPO, and (b) 0.30 to 1.00 after a Qualified IPO. The Amendment changed this covenant by removing the increase in the ratio after a Qualified IPO such that the Company is now required to maintain a total debt to capitalization ratio of 0.25 to 1.00. On August 4, 2021, we elected to extend the maturity date of the Credit Agreement from February 28, 2022 to February 28, 2024. We utilized a portion of the net IPO proceeds to repay the $200.0 million principal balance of indebtedness outstanding under our revolving credit agreement originally entered into on March 1, 2021 and the associated interest and other costs of $3.2 million. During the second quarter of 2021, we repaid the full amount and as of September 30, 2021, we have no borrowings outstanding under the Credit Agreement. The Credit Agreement also contains a covenant that require us to maintain a minimum liquidity of $150.0 million.

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

Cash and Investments

As of September 30, 2021, we had $956.2 million in cash and cash equivalents, $331.7 million in short-term investments and $681.9 million long-term investments on the consolidated balance sheet. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of September 30, 2021, we had non-regulated cash and cash equivalents of $207.9 million, short-term investments of $206.8 million and long-term investments of $88.3 million.

As of September 30, 2021, we had regulated insurance entity cash and cash equivalents of $748.3 million, short-term investments of $124.9 million, of which $3.5 million was restricted, and long-term investments of $593.6 million, of which $4.1 million was restricted.

Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Net cash provided by operating activities	$233,114	$11,339
Net cash used in investing activities	(653,128)	(528,830)
Net cash provided by financing activities	887,832	687,714
Net increase in cash and cash equivalents	467,818	170,223
Cash and cash equivalents at beginning of period	488,371	522,910
Cash and cash equivalents at end of period	$956,189	$693,133

Operating Activities

During the nine months ended September 30, 2021, net cash provided by operating activities increased by $221.8 million compared to the nine-month period ended September 30, 2020, primarily driven by the increase in consumer growth driving the increased medical costs and risk adjustment payables, as well as accounts payables and other liabilities, and increased medical costs in the MA business driven by the Brand New Day and CHP acquisitions, partially offset by an increase in our net loss.

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities increased by $124.3 million compared to the nine-month period ended September 30, 2020. The increase was primarily attributable to a $257.6 million increase in cash used for acquisitions, which was partially offset by a decrease in purchases of investments, net of proceeds from sales, paydowns and maturities of investments.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities increased by $200.1 million compared to the nine-month period ended September 30, 2020, primarily driven by $887.3 million of proceeds from our IPO in June 2021, offset by $6.7 million of cash paid for IPO offering costs, and an increase in proceeds from the issuance of common stock resulting from stock option exercise in the nine months ended September 30, 2021. These increases were partially offset by $686.8 million of proceeds from issuance of preferred stock in the nine months ended September 30, 2020.

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

Interest Risk

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. We invest in a professionally managed portfolio of securities, which includes debt securities of publicly traded companies, obligations of the U.S. government, domestic government agencies, and state and political subdivisions. At September 30, 2021 our net unrealized gain position was $0.2 million, compared to a net unrealized gain position of $2.4 million at December 31, 2020.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in the section entitled Risk Factors in our Prospectus, we previously identified a material weakness in Brand New Day’s internal control over financial reporting. As of September 30, 2021, we continue to have a material weakness in Brand New Day’s internal control over financial reporting. So far in 2021, we have taken a number of remediation steps to enhance the control environment at Brand New Day, including actions to further centralize accounting and other financial responsibilities, enhance controls, procedures and documentation supporting key accounts and processes, and hire additional resources to oversee accounting, reporting and other activities occurring within Brand New Day. With these improvements, management is now focused on demonstrating consistency in the performance of these controls and procedures from period to period. Additionally, we migrated Brand New Day’s financial accounting and reporting activities over to Bright Health’s legacy enterprise resource planning system in the third quarter of 2021.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our Prospectus. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Prospectus, except for the following risk factor, which supplements the “Risk Factors” section in our Prospectus.

Security incidents or breaches, loss of data and other disruptions to our or our third-party service providers’ systems, information technology infrastructure, and networks could compromise sensitive or legally protected information related to our business or consumers, disrupt our business operations, and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we receive, collect, store, use, process, transmit and disclose (“Process”) sensitive data, including protected health information (“PHI”), and other types of personal data, personal information or personally identifiable information protected by various laws and regulations (collectively, “PII”). We also use third-party service providers to Process PHI, PII, sensitive information and other confidential information, including that of our consumers and service providers. We manage and maintain our technology platform and data using a combination of on-site systems, managed data center systems and cloud-based systems. Because of the sensitivity of the PHI, other PII and other confidential information we and our consumers and service providers process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are critically important to our operations and business strategy.

The operation, stability, integrity and availability of our technology platform and underlying network infrastructure are critical to the implementation of our business strategy, our financial results, our brand and reputation, our relationship with our Care Partners, consumers, network providers, broker network, third-party providers and other key constituents. Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in the responsiveness of our technology platform could result in dissatisfaction and a loss of trust with those constituents and adversely impact our business and reputation. Although we have redundancies in place that will permit us to respond, at least to some degree, to service outages, it could take significant time to have all systems fully operational and our third-party cloud providers are also subject to vulnerabilities.

Security incidents and breaches of our infrastructure or our third-party service providers’ infrastructure, including physical or electronic break-ins, computer viruses, ransomware, or other malware, employee or contractor error or malfeasance, can disrupt or shut down our systems, or allow unauthorized access to, or misuse, disclosure, modifications or loss of confidential information, PHI, and other PII. Such breaches could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of PHI or other PII, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the California Consumer Privacy Act (“CCPA”), and other state and federal laws and regulations. We may also be required to notify government authorities, individuals, the media, and other third parties in connection with a security incident or breach involving PHI or other PII, and could become subject to investigations, consent decrees, resolution agreements, monitoring agreements and similar agreements, and civil penalties. We require business associates and other outsourcing subcontractors who handle consumer and patient information to enter into business associate agreements, if applicable, and to agree to use reasonable efforts to safeguard PHI, other PII and other sensitive information. However, these measures may not adequately protect us from the risks associated with the Processing of such information.

In October 2021, one of our subsidiaries, True Health New Mexico, Inc. (“True Health”) experienced a data security incident. Upon learning of the incident, we promptly took steps to secure and contain the impacted True Health systems and supplemented our internal response teams with leading cyber security defense firms and other outside experts. These steps included taking preventative measures, including shutting down certain systems where necessary, as well as taking steps to supplement existing security monitoring, scanning and protective measures. True Health has restored its principal operations with no material day-to-day impact to its operations. Our investigation of the attack is substantially complete, and we are also working with law enforcement officials on their ongoing criminal investigation of this matter. True Health has notified appropriate governmental authorities and will provide additional notices to impacted parties as required.

In addition, breaches of our security systems or those systems used by our third-party service providers or other cyber security incidents could also result in the misappropriation of confidential or proprietary information of ourselves, our consumers, our patients, or other third parties; viruses, spyware, ransomware or other malware being served from our network, platform or systems; the deletion or modification of content or the display of unauthorized content on our platform; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions such as denials of service attacks. For example, although none of our consumers PHI or PII was put at risk, earlier this year, one of our third-party suppliers of certain services was recently subject to a ransomware attack, which caused delays in our claims payment processing to consumers. We cannot guarantee that our recovery protocols and backup systems will be sufficient to prevent data loss now or in the future, or that our remedies against third-party service providers will be sufficient to protect us in the event such service provider suffers a security breach or similar incident.

If we are not or are perceived to not be able to prevent such security breaches or privacy violations or implement acceptable remedial measures, we may be unable to operate our platform, perform our services, provide consumer assistance services, maintain accurate patient medical records, conduct research and development activities, collect, process and prepare company financial information, or provide information about our current and future products. There can be no assurance that we will be able to prevent another security incident such as occurred with True Health or that any future incidents will not have a more significant impact on our operations. There is an increased risk that we may experience cybersecurity-related events such as COVID-19-themed phishing attacks and other security challenges as a result of our employees and service providers working remotely from non-corporate-managed networks during the ongoing pandemic and beyond. The True Health breach and any future such breaches and violations may result in fines and penalties, require us to comply with breach notification laws, require us to verify the accuracy of database contents, and expose us to material operating expenses related to investigation, remediation and resolution of claims, all of which could result in increased costs.

As a result, we could suffer a loss of business and we may suffer reputational harm, adverse impacts on consumer and investor confidence and negative impact to our results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 1, 2021, we issued 4,388,811 shares of common stock, par value $0.0001 per share, to security holders of Centrum in connection with our acquisition of Centrum. This transaction was deemed exempt from the registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in this transaction.

Use of Proceeds from Initial Public Offering of Common Stock

On June 28, 2021, we completed our IPO in which we issued and sold 51,350,000 shares of common stock, par value $0.0001 per share, at an offering price of $18.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Company’s registration statement on Form S-1 (File No. 333-256286), as amended, which was declared effective by the SEC on June 23, 2021. We received net proceeds of $880.6 million from the sale of our common stock, after deducting underwriting discounts and commissions of $37.0 million and other offering expenses of $6.7 million. We used a portion of the net proceeds from our IPO to repay the $200.0 million principal balance of indebtedness outstanding under our revolving credit facility agreement originally entered into on March 1, 2021 and the associated interest and other costs of $3.2 million. We used $222.4 million to fund the acquisition of Centrum as described in Note 2, Business Combinations. The remainder of the net proceeds will be used for general corporate purposes.

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

Upon completion of the sale of the shares of our common stock in the IPO, the IPO terminated. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus filed with the SEC on June 25, 2021, pursuant to Rule 424(b) under the Securities Act of 1933.

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

3.2	Amended and Restated Bylaws of Bright Health Group, Inc. (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2021, filed with the SEC on November 15, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)

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

BRIGHT HEALTH GROUP, INC.

Dated: November 15, 2021	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Catherine R. Smith
	Name:	Catherine R. Smith
	Title:	Chief Financial and Administrative Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)