Form 10-K
period 2021-12-31
Bright Health Group Inc.
filed 2022-03-18
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-04321
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
Securities registered pursuant to section 12(g) of the Act:

Common Shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                         Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                 ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $17.16 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $5,069,104,601. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
As of March 7, 2022, the registrant had 628,751,245 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2022 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III of this annual report on Form 10-K. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements made in this Annual Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our ability to obtain and accurately assess, code, and report Individual and Family Plan (“IFP”) and Medicare Advantage (“MA”) risk adjustment factor scores for consumers; our ability to contract with care providers and arrange for the provision of quality care; our ability to accurately estimate our medical expenses, effectively manage our costs and claims liabilities or appropriately price our products and charge premiums; our ability to obtain claims information timely and accurately; the impact of the ongoing COVID-19 pandemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage the growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions and integrate acquired businesses; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; and the other factors set forth under the heading Item 1A – “Risk Factors” in this Annual Report.

The preceding list is not intended to be an exhaustive list of all of the factors that might affect our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Other sections of this Annual Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

You should not rely upon forward-looking statements as predictions of future events. Our forward-looking statements speak only as of the date of this Annual Report and, although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in such forward-looking statements will be achieved or occur at all. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this release to conform these statements to actual results or to changes in our expectations.

SUMMARY OF RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider all information in this Annual Report, including our financial statements and the related notes included elsewhere in this report prior to investing in our securities. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are discussed more fully in Item 1A – Risk Factors.

Risks Related to Our Business

•The ongoing COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business and results of operations;
•If our business model is not accepted or is slow to be adopted by the healthcare industry, our growth could be impacted and our business and results of operations could be adversely affected;
•We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future;
•Failure to appropriately set premiums or effectively manage our costs could negatively affect our profitability, results of operations and cash flows;
•If we are unable to retain existing consumers, expand consumer enrollment, diversify and expand our portfolio of products and services, or manage such growth effectively, our business and results of operations may be adversely affected;
•Our membership is concentrated in certain geographic areas and amongst certain populations, exposing us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions in those areas or affecting those populations;
•We operate in competitive markets within a highly competitive industry;
•Despite recent improvements to our claims processing operations and procedures, our technology platform may not operate properly or as we expect it to operate. We must continue to develop and maintain our technology platform to grow our business;
•We may not be able to maintain the accuracy, integrity or availability of our data. Security incidents or breaches, loss of data and other disruptions to our or our third-party service providers’ systems, information technology infrastructure, and networks could compromise sensitive or legally protected information related to our business or consumers, disrupt our business operations, and expose us to liability, which could adversely affect our business and our reputation;
•We rely on various third-party service providers to support the operation of our business. If these service providers fail to meet their contractual obligations to us or comply with applicable laws or regulations, or if we are unable to renew our contracts with them, our business may be adversely affected;
•If we are required to maintain higher statutory capital levels or if we are subject to additional capital reserve requirements as we pursue new business opportunities, our balance sheet may be adversely affected;
•If we fail to offer high-quality customer support in our business, our reputation and our ability to maintain or expand membership or attract Care Partners and third-party payors could suffer, which could adversely affect our results of operations;
•Medical liability claims made against us in the future could cause us to incur significant expenses and pay significant damages if not covered by insurance;
•We compete for physicians and other healthcare personnel for our business, and shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows;
•Our executive officers, directors and holders of 5% or more of our common stock have substantial control over us, which may limit your ability to influence the outcome of important transactions;
•Our level of indebtedness, including the restrictions included in the Credit Agreement (as defined below), may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service;

Risks Related to Legal Proceedings and Governmental Regulations

•Modifications or changes to the U.S. health insurance markets, including as a result of legislation, could adversely affect our business and operating results;
•The ongoing challenges and changes to the ACA (as defined below) and related laws and regulations, as well as our inability to predict the ultimate impact of the CARES Act (as defined below) and other stimulus legislation, or the effect that such legislation and other governmental responses intended to assist providers in responding to COVID-19, may adversely affect our business, cash flows, financial condition and results of operations;
•Our use and disclosure of PII and PHI (as defined below) is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and revenue;
•We are subject to a pending putative securities class action lawsuit and have received a shareholder demand to inspect books and records;

Risks Related to Our Financial Statements

•We identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations;
•Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations;

Risks Related to Ownership of Our Common Stock

•Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of securities analysts or investors, which could materially adversely affect our stock price; and
•Issuance of shares of our common stock in connection with the conversion of our outstanding Preferred Stock would cause substantial dilution, which could materially affect the trading price of our common stock and earnings per share. Holders of our Preferred Stock own a significant percentage of our capital stock and may be able to influence certain corporate matters.

PART I

ITEM 1. BUSINESS

Bright Health Group, Inc. (“Bright Health,” “we,” “our,” “us,” or the “Company”) was founded in 2015 to transform healthcare. Our mission of Making Healthcare Right. Together. is built upon the belief that by connecting and aligning the best local resources in healthcare delivery with the financing of care, we can drive a superior consumer experience, reduce systemic waste, lower costs, and optimize clinical outcomes. We believe that for too long, U.S. healthcare, primarily designed to cater to employers and large institutions, has failed the consumer through unnecessary complexity, a lack of transparency, and rising costs. We are making healthcare simple, personal, and affordable.

Bright Health consists of two reportable segments:

•NeueHealth — Our healthcare delivery, enablement, and technology business
•Bright HealthCare — Our healthcare financing and distribution business

OVERVIEW

At its core, Bright Health is a healthcare company. We are founded and led by industry veterans intimately familiar with the challenges that have plagued U.S. healthcare for decades. We believe that to drive meaningful change, we must leverage technology and bring together the financing and delivery of care, while strengthening healthcare’s strongest relationship: that between the consumer and their primary care provider (“PCP”).

To execute on our mission, we have developed a model for healthcare transformation built upon the delivery, financing, and optimization of care.

•Delivery of Care — Acknowledging that healthcare is local, we employ a tailored, market-specific approach to building deep relationships with high-performing care provider organizations, which we call Care Partners. We engage with our Care Partners through a full spectrum of alignment options ranging from having providers participate in our networks to having providers employed by us. Leveraging proprietary analytical tools and capabilities, we offer our Care Partners population health management support and directly deliver payor-agnostic care. Our flexible approach to local Care Partner alignment enables us to manage against different market types while delivering a consistent consumer experience and driving superior outcomes nationally.
•Financing of Care — Bright Health seeks to aggregate consumers and design and offer affordable benefits to help effectively manage risk. We structure value-based arrangements with our Care Partners that are designed to reward the quality of care delivered over the quantity of services rendered, reducing the total cost of care while enhancing clinical outcomes. Our model is designed to address the needs of all consumers, from high-acuity, special needs individuals requiring high-touch care management, to lower acuity individuals seeking to protect themselves from catastrophic healthcare events. We engage deeply with providers, while giving consumers the tools and incentives they need to take a proactive role in their personal well-being. We endeavor to put the consumer in the driver seat.
•Optimization of Care — Our ability to optimize the delivery and financing of care is driven by our purpose-built, end-to-end technology platform, the Bright Health Intelligent Operating System (“BiOS”). Using robust data generated through our Care Partner alignment model, BiOS enables an integrated healthcare system of the future. Within BiOS lies our proprietary technology, Panorama and DocSquad. Panorama is our proprietary set of workflows that are designed to support our consumer and provider service teams, our clinical operations teams, and other support teams across both NeueHealth and Bright HealthCare. DocSquad is a set of tools and experiences which personalize the individual healthcare experience and are designed to seamlessly connect consumers with the providers responsible for their care.

By bringing these three core pillars together, we aim to build the national, integrated healthcare system of the future, designed to break down historical barriers and create an environment in which all stakeholders – from the consumer, to the provider, to the payor – can win.

•How the Consumer Wins — We offer consumers a simple, affordable healthcare experience, empowering the consumer with a Personalized Care Team and equipping them with the information they need to take an active role in healthcare decision making.
•How the Provider Wins — We offer our Care Partners a multi-pronged value proposition, by aggregating and delivering consumers and enabling increased share of wallet, while providing innovative tools and solutions to support population health management and the evolution towards value-based care.
•How the Payor Wins — We offer payors – both Bright HealthCare and other payors – the opportunity to participate in value-based payment arrangements, while managing risk-bearing care delivery on a payor-agnostic basis across multiple product lines.

We believe that alignment among the consumer, provider, and payor results in a better healthcare experience for all and that through the creation and enablement of localized, high-performing, value-based systems of care that are centered around the consumer, everybody wins. We Partner. We Transform. We Care.

Through our aligned model of care, Bright Health is working to democratize access to healthcare. Rather than addressing only a specific segment of the market, such as health insurance, primary care delivery, or tech-enablement, our holistic approach gives us durability through enhanced consumer engagement. We believe we are well-positioned to transform healthcare through multiple channels that enable us to influence and optimize a consumer’s experience throughout their healthcare journey.

As a result of our holistic approach, we believe our total addressable market will reach approximately $4.5 trillion in 2022, equivalent to the national health expenditures projected by the Centers for Medicare and Medicaid Services (“CMS”). Of this total, we believe $2.1 trillion to be our targeted addressable market, which represents the portion of total health expenditures currently subject to provider alignment, as projected by Nephron Research. As value-based delivery models continue to evolve, we believe this provider alignment component will eventually converge towards total healthcare expenditure, which CMS projects will continue to grow over 5% annually on average, reaching $6.2 trillion by 2028.

OUR APPROACH

U.S. healthcare has traditionally been designed to serve large employers and institutions, with limited focus on the consumer and a bias towards broad, impersonal networks. This dynamic has resulted in a highly fragmented system, where high-performing individual care providers have faced challenges given limited coordination and perverse incentives amongst key stakeholders. Traditional managed care organizations have primarily focused their efforts on cost containment, keeping their network participants at arm’s length and leaving the underlying healthcare consumer lost in the mix. We believe this one-dimensional approach has driven a poor consumer experience, sub-optimal clinical outcomes, and tremendous economic waste. While legacy managed care organizations have attempted to address these issues in recent years, we believe their failure to employ a consumer-centric approach has limited their success. The time is ripe for disruption.

At Bright Health, we are delivering what we believe is the future of integrated healthcare by deploying a differentiated approach that is built on alignment, focused on the consumer and powered by technology.

Built on Alignment

Bright Health has created a new alignment model built upon three core principles applied consistently but flexed accordingly to “meet our Care Partners where they are”:

•Clinical Alignment — We believe that alignment in healthcare starts with those responsible for delivering care locally. As each of our Care Partners has a unique set of clinical tools and capabilities to manage population health risk, our adaptable model lends them the support necessary to enhance local healthcare delivery and strengthen existing provider-consumer relationships. As Bright Health enters into each Care Partner relationship, we endeavor to understand that Care Partner’s existing clinical needs, tools, and capabilities. We then work together to develop a collaborative approach to manage clinical programs addressing the healthcare needs of the consumers we serve. This robust playbook outlines the division of accountability and supports Care Partners with evidence-based best practices to enhance outcomes, lower costs, and drive a consistent experience for consumers.
•Financial Alignment — We have developed value-based payment structures that enable us to take a staged approach to financial alignment with our Care Partners. We first carefully consider each Care Partner’s ability and interest to take varying levels of population health risk. Whether through shared savings contracts, capitated arrangements, or other contractual incentives, we work collaboratively with our Care Partners to determine and structure the best financial alignment model for each local market and individual organization. Once aligned, we then work with our Care Partners over time to optimize the relationship and prepare them for success under more advanced models of value-based care.
•Data and Technology Alignment — Our clinical and financial alignment with our Care Partners is designed to incentivize maximum platform interoperability and data transparency, affording us and our Care Partners a more holistic view of the consumers we serve. Using comprehensive clinical, administrative, and consumer data, BiOS and its suite of solutions drive consumer engagement and optimize clinical decision making. Recognizing that each of our Care Partners has unique infrastructure in place, we enhance clinical technology by providing each Care Partner with purpose-built tools and experiences that seamlessly embed into existing workflows.

Bright Health recognizes that each market is different, and we have been able to apply our three core principles of alignment in a flexible manner to meet the specific needs of the local communities we serve and to drive differentiated experiences and outcomes across a variety of markets, each with distinctive organizational constructs.

•Market Type 1: Markets Organized Around Risk-Bearing Organizations (“RBOs”).
In some markets, local healthcare delivery is organized around significant risk-bearing physician aggregators, such as mature independent physician associations (“IPAs”) and management services organizations (“MSOs”). Working collaboratively with these RBOs, or through NeueHealth developing its own, Bright Health applies proprietary analytics to identify and align with high-performing specialists and facility partners to create an integrated delivery network (“IDN”) that is focused on the management of population health risk. Together, we ensure that healthcare is delivered in a seamless manner for consumers across the ecosystem – from primary care provider to specialist, from medical clinic to acute care hospital.
•Market Type 2: Markets Organized Around IDNs.
In other markets, we see existing IDNs that have already invested in building and managing a network of clinically aligned physicians and other care delivery providers. Bright Health engages with these established entities to further optimize local market performance and meet the holistic healthcare needs of consumers across both Bright HealthCare — through aligned financing and distribution to aggregate and engage consumers — and NeueHealth — through the technology, data, and experience to drive outcomes. While markets featuring IDNs are not common nationally, we have the ability to optimize these markets by seamlessly plugging into existing care delivery networks and offering our financing expertise to more closely align with Care Partners, making healthcare simpler and more affordable for consumers.
•Market Type 3: “De Novo” Organized Market.
We also serve markets comprised of health system partners that seek to manage population health risk but are looking for greater expertise and support in aligning with high-performing primary and specialty care physicians. Through our proprietary tools, we analyze existing referral relationships and work with local care providers to assemble a set of high-performing Care Partner relationships “de novo.” There are markets where physicians are looking for a partner to support care delivery in a value- based environment, but historically they have had neither the appropriate incentives nor payor support in place to develop the capabilities needed to successfully manage population health risk. In markets such as these, our Bright HealthCare enablement model and NeueHealth tools and capabilities enable our Care Partners to manage low acuity populations while affording them greater opportunity to serve more complex populations over time.

We believe Bright Health’s alignment model can adapt to the nuances of local markets while delivering medical cost ratio (“MCR”) improvement as our markets mature.

Focused on the Consumer

Our approach to healthcare is centered around the belief that there is an ongoing shift from broad, employer-driven, one-size-fits-all offerings to a model built on individual choice. This has driven us to implement what we believe is a novel approach to consumer empowerment that focuses on making healthcare simple, personal, and affordable. Bright Health provides the answers to the questions that we believe matter most for healthcare consumers:

•Simple — Am I able to connect with my physician and care team when and how I want? At Bright Health, we connect you to your Personalized Care Team on your terms and help you choose the benefits, care setting, and follow-up options that best support your individual needs and preferences. We start by identifying and aligning with a tailored set of primary care practitioners most capable of effectively managing population health and demonstrating high-quality clinical outcomes. This selective approach to provider engagement allows us to invest more deeply in these Care Partner relationships, with a focus on optimizing the consumer experience. We afford consumers easy, convenient access to their Personalized Care Teams, with our proprietary technology. Our simple, customer facing virtual care platform ensures consumers know where to go for care at the click of a button, and through a diverse set of initiatives and programs, consumers never leave an interaction without a clear, customized follow-up action.
•Personal — Do you know me, and do you understand my healthcare needs? At Bright Health, we know you. We interact with you in your accustomed language, through your preferred channel, and can anticipate your needs. We ensure that your comprehensive healthcare information is made available to your Personalized Care Team, equipping them with the data they need to serve your individualized healthcare needs. We start by aggregating data to inform a consumer’s unique healthcare needs. That data feeds into our proprietary DocSquad set of tools and experiences, where we customize a Personalized Care Team best suited to meet individual needs and suit consumer preferences. These Personalized Care Teams are equipped with a comprehensive view of a consumer from the start, and this understanding is further enhanced over time through continued consumer interaction.
•Affordable — Do I have access to affordable healthcare without sacrificing quality? At Bright Health, we know that healthcare costs are a burden and consumers often feel that they do not receive value for their healthcare dollar. We deliver low cost, high-quality healthcare in every market we serve. We start by designing innovative products affording consumers access to high-quality care coupled with high-value benefits, all at an attractive price. We have consistently lowered the total cost of care for consumers in our markets, which we believe is critical to overall consumer satisfaction.

Powered by Technology

Bright Health’s aligned and consumer-focused model enables us to transform the way technology can affect meaningful change in healthcare. Historically, key stakeholders with misaligned incentives have generally been unwilling to share critical information, thereby limiting the effectiveness of healthcare technology. In addition, data has been transactional, serving the needs of payors and care providers, but not the individual. By aligning stakeholders across the financing and delivery of care and putting consumers in control of their healthcare data, Bright Health can capture a holistic view of the consumer and empower the individual and their care teams to drive better coordination and optimize clinical outcomes.
Bright Health’s product and technology strategy is focused around three key pillars:

•Simplifying the Consumer Experience — Creating an individual shopping experience for consumers who prioritize price, quality, and convenience.
•Enabling High-Value Care Delivery — Curating high-performing Personalized Care Teams that help consumers and providers make the right complex care decisions and drive supply-side competition.
•Driving Sustainable Affordability — Significantly reduces the friction that keeps providers from clinical practice and adds unnecessary cost to the system.

To operationalize our product and technology strategy, Bright Health has developed a differentiated consumer-centric healthcare platform. BiOS is built upon our proprietary intelligent data hub, Consumer360, which integrates with an ecosystem of connected Care Partner data and technology infrastructure to power DocSquad and Panorama, our suite of proprietary consumer and care provider solutions. We ensure information is available when and where it is needed, whether through interactions with Bright Health directly or through embedded experiences with our Care Partners. We allow consumers to see their providers on their terms, leveraging DocSquad to personalize interactions whether they occur in-person or virtually. BiOS is designed to make healthcare simple, personal, and convenient for consumers.
BiOS contains three principal components:

•Consumer360 — Consumer360 is our intelligent data hub that is at the core of BiOS. It aggregates not only clinical and administrative data, but also information derived from the consumer experience (i.e., from call center and other consumer interactions), as well as data relating to social determinants of health. This multi-dimensional, connected data, obtained through our aligned Care Partner model, affords us a differentiated, 360-degree view of the consumer. Experiences in DocSquad and Panorama are powered by Consumer360, allowing them to leverage all data known about each consumer we support.

•DocSquad — DocSquad is a collaboration platform built to support consumers and providers in an efficient and personalized healthcare experience. The platform is backed by a network of providers offering 24/7 nationwide support to healthcare consumers. It is designed to work in concert with a consumer’s care team by allowing individual providers inside of our integrated system of care to adopt the platform and service consumers directly. We provide the consumer simple and convenient ways to connect, whether through an asynchronous conversation, a live chat/video visit, or via in-person appointment when needed.
•Panorama — Panorama is an administrative platform designed to support our employees working in an integrated care model. The platform is a single set of workflows that spans our care financing and care management/care delivery functions allowing a streamlined consumer experience. By enabling the employees that support the financing and delivery of care to work together, we can provide better outcomes with less friction. Because Panorama sits on top of Consumer360, we can alert our teams in real-time based on a shared data asset allowing them to intervene proactively for the benefit of the consumer.

The BiOS ecosystem we developed enhances the long-term relationship between a consumer and their team of care professionals. By having the consumer, their care team, and the payor share a connected platform, we believe Bright Health has unlocked a new opportunity for all parties to work together to achieve optimal healthcare outcomes.

Our Market Approach

When we enter a market, we begin with an assessment and understanding of the unique attributes of that market to determine how to deploy our alignment model and position us for success. We have developed a proprietary set of tools that enable us to assess critical consumer (demand side) attributes as well as care provider (supply side) characteristics in each market. These tools have enabled us to develop a measured approach to state and market entry, helping to ensure that the complexity of the population served is commensurate with the level of clinical, financial, and technological integration we initially have with our local Care Partners. As our local Care Partner relationships evolve over time and we more deeply align, we are better positioned to successfully serve increasingly complex populations, maximizing our total market opportunity.

We believe our aligned enablement model affords us an opportunity to serve an untapped (underpenetrated) segment of the population. While legacy managed care organizations have focused on serving low-acuity populations, our model is designed to serve a much broader population, including consumers with complex medical needs.

Our deep Care Partner relationships allow us to enter new states with an aligned growth partner and quickly scale membership as we increase our service area across the state. We believe many of our markets have embedded growth potential as we leverage existing infrastructure and Care Partner relationships to address higher acuity consumers, while introducing new Bright HealthCare products to the market.

OUR BUSINESS

We deploy our capabilities across NeueHealth and Bright HealthCare, both working in tandem and leveraging technology, to optimize the healthcare experience. By participating in and connecting both the delivery and financing of care, our approach allows us to control the healthcare dollar while rewarding us for reducing the total cost of care, all while engaging with and enhancing the experience and clinical outcomes for the underlying consumer.

NeueHealth

NeueHealth significantly reduces the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. Providers are looking for solutions that will enable them to perform in a value-based world and focus on what matters most: their patients’ health. Payors are looking for systems of high-performing providers who can partner with them to deliver the best care locally. Consumers want personalized, easy-to-access care, regardless of who is paying for it. NeueHealth brings this together through a combination of technology and services that are scaled centrally and deployed locally.

As of December 31, 2021, NeueHealth works with over 260,000 care provider partners and operates 180 managed and affiliated risk-bearing clinics within its integrated care delivery system. Through those risk-bearing clinics, NeueHealth maintains over 200,000 unique patient relationships as of December 31, 2021, approximately 175,000 of which are delivered under value-based arrangements, across multiple payors. NeueHealth engages in local, personalized care delivery in multiple ways:

•Integrated Care Delivery — As of December 31, 2021, NeueHealth operates 180 managed and affiliated risk-bearing clinics providing comprehensive care to all population types. Our integrated system of care includes embedded pharmacy, laboratory, radiology, and population health focused specialty services. We proactively manage the needs of consumers and offer expansive preventive care services to reduce hospitalizations and other unnecessary utilization of the healthcare system. Our clinics leverage NeueHealth’s data and technology capabilities to ensure a comprehensive care system for our at-risk patients. NeueHealth is tightly aligned with Bright HealthCare’s financing solutions, while also serving third-party payors.

Our care delivery approach focuses on three primary components:

1.Simplicity and Convenience — We offer a one-stop-shop for consumers offering primary care, behavioral health, rotating specialties, pharmacy, radiology, and laboratory services, many times at a single location.
2.Community Connectivity — Our clinics are designed to foster a sense of local community, bring consumers together to build supportive relationships and support their non-medical needs.
3.Proactive Engagement — Leveraging our technology, we keep our local consumers highly engaged in their healthcare. We proactively communicate with our consumers to close care gaps and, when appropriate, arrange for medical transportation to and from appointments, all while making our Personalized Care Teams available 24/7 through call centers and virtual connectivity, maximizing adherence to a consumer’s care plan.

•Bright Health Networks — A key component of our NeueHealth business is our ecosystem of Care Partners, which includes over 260,000 care providers as of December 31, 2021. Whether organized around IDNs, accountable care organizations (“ACOs”), clinically integrated networks (“CINs”), IPAs or MSOs, our practitioners serve as the backbone of Bright Health’s alignment model.
•Value Services Organization — NeueHealth empowers primary care practices and care delivery organizations to evolve and succeed in their evolution towards risk-bearing primary care delivery. We help these organizations enter value-based arrangements designed around their needs, while simultaneously empowering them with the tools and capabilities necessary to maximize their success. NeueHealth’s Value Services Organization takes a comprehensive approach to provider enablement focusing on:

◦Organizing and Aligning Providers — Building, managing, and delivering high-performing, aligned delivery systems in local markets.
◦Transforming Practices — Redesigning practice workflows and facilitating culture change with care providers so that they understand and embrace value-based care.
◦Driving Outcomes — Empowering consumers to access care in the way they desire and providing tools that empower providers to effectively manage risk and deliver outcomes.
◦Enabling Frictionless Transactions — Reducing administrative complexity for consumers and care providers, while supporting transitions of care across the ecosystem.
◦Assessing and Improving Performance — Evaluating financial, clinical, and quality performance under risk-based contracts, empowering providers to improve and succeed.

NeueHealth Customer Segments

NeueHealth serves a diverse set of customers across the healthcare ecosystem, including:

•Bright HealthCare — NeueHealth receives network rental fees from Bright HealthCare for the delivery of NeueHealth’s Care Partner and network services. In addition, NeueHealth contracts directly with Bright HealthCare to provide care through its managed and affiliated clinics.
•External Payors — NeueHealth managed and affiliated clinics currently contract with various third-party payors through both fee-for-service and value-based arrangements.

•Affiliated Providers (e.g., IDNs, IPAs, Medical Groups, etc.) — NeueHealth supports these care providers with a suite of services including technology, payor contracting, risk management, and administrative support to accelerate the transition to value-based care.
•Federal and State Governments — Beginning January 1, 2022, NeueHealth began participating in the Global Direct Contracting model and plans to expand to additional direct-to-government programs in the future, both at the state and federal level. Examples include the ACO REACH model and Medicaid value-based programs.

Bright HealthCare

Bright HealthCare delivers simple, personal, and affordable financing solutions that are focused on consumer retail healthcare and delivered through Bright Health’s alignment model. We tailor our plan design and experiences to meet consumer needs, align top-to-bottom incentives to drive the best outcomes for our stakeholders, and develop capabilities to enable superior performance.

Bright HealthCare began serving consumers in 2017 through our IFP products. Since then, our business has evolved to serve higher acuity populations, adding Medicare Advantage plans in 2018 and expanding further to serve a special needs population in 2019.

As of December 31, 2021, Bright HealthCare aggregates and delivers healthcare benefits to over 727,000 consumers through its various offerings, serving consumers across multiple product lines in 14 states and 99 markets. We also participate in a number of specialized plans and are the nation’s third largest provider of Chronic Condition Special Needs Plans (“C-SNPs”).

Bright HealthCare Customer Segments

Bright HealthCare’s customers include:

•Commercial — Bright HealthCare offers commercial health plans to more than 611,000 individuals as of December 31, 2021.
•Medicare Advantage — Bright HealthCare offers Medicare Advantage plans to approximately 117,000 lives as of December 31, 2021.

Through these diversified businesses, we believe we are able to align consumer, provider, and payor interests, creating localized, high-performing, value-based systems of care where everybody wins.

OUR COMPETITIVE ADVANTAGES

We Have a Differentiated Business Model That Integrates the Delivery and Financing of Healthcare. Unlike the traditional relationship between payors and providers, our aligned model brings together the delivery and financing of healthcare. Our Bright HealthCare products are designed in close collaboration with our NeueHealth Care Partners to ensure financial incentives which reward total cost of care reduction, clinical outcome optimization, and consumer experience enhancement are in place. Our NeueHealth Value Services Organization supports local care delivery organizations in managing care under value-based arrangements, providing tools and capabilities to enhance their ability to take total cost of care risk and capture greater financial benefit. Together, Bright HealthCare and NeueHealth are well-positioned to continue to disrupt the existing healthcare system.

We Have a Broad, Diversified Service Model. Bright Health is focused on serving consumer retail healthcare. Our Bright HealthCare business spans across 99 markets and 14 states, with multiple health plan products today serving commercial and Medicare Advantage populations. Our NeueHealth business lends additional services revenue and earnings diversification, while bringing us closer to consumers. Our aligned enablement model is built for scale and can be leveraged to support the collaborative launch of new products and services. We believe there is significant opportunity to continue diversifying Bright HealthCare product revenue in close alignment with our existing NeueHealth Care Partners to serve new populations in managed care, and Medicare fee-for-service via participation in the ACO REACH model and other alternative payment models.

We Have a Purpose-Built, Consumer and Provider Technology Platform. Our technology is purpose-built to support all key stakeholders in healthcare delivery. Our BiOS suite of solutions supports consumer engagement in healthcare, while supporting clinical decision making for our aligned Care Partners. We believe our proprietary Panorama and DocSquad technology platforms combine to provide the first truly consumer-centric healthcare platform designed to bridge healthcare enablement and delivery and bring a connected experience to consumers and their care teams.

We Have a Flexible, Differentiated Model Able to Meet the Needs of Any Market. Our approach to healthcare transformation is local. No two markets we serve are alike, yet when consistently applied, the core tenets of our aligned enablement model show that we can effect change in any market we serve. Whether operating in a market with a strong existing IDN or a market with disparate provider organizations, we seek to align and structure Care Partner relationships with the appropriate mix of high-performing care delivery assets necessary to address the underlying consumer’s healthcare needs, while supporting such organizations with the transition to value-based care, no matter where they are on that spectrum today.

We Have a Seasoned Management Team Built for Scale. Our executive leadership team has extensive experience leading multi-billion dollar organizations across a wide range of industries, from healthcare to consumer retail to technology. Our team has a proven track record of growing organizations and leading large, publicly traded enterprises. Our team’s experience in navigating through different healthcare regulatory regimes positions us to be able to adapt quickly as needed, scale our business model, and drive continued success in any political or regulatory environment.

We Have a Multi-Pronged Growth Strategy. Our growth will be driven by a mix of organic and inorganic initiatives. We plan to continue to grow in our core markets as they scale to maturity, and we will leverage our relationships with some of the largest care provider organizations nationally to expand and diversify into new product and service lines.

MARKET CHALLENGES AND OPPORTUNITY

Market Challenges

The current U.S. healthcare system has deep-rooted, foundational issues that have impeded legacy providers from meeting changing patient needs. As a result, the current system is inefficient, ineffective, and expensive for all.

Unsustainably High Costs Coupled with Sub-Optimal Outcomes. According to CMS estimates, total healthcare spending in the United States will reach $4.5 trillion in 2022, representing over 18% of U.S. GDP. This per capita healthcare spend is more than any other country in the world and is approximately twice the Organization for Economic Cooperation and Development (“OECD”) average for comparable countries. However, quality outcomes are not correlated with the increased spend. Obesity rates, as well as the percentage of seniors with multiple chronic conditions, are significantly higher in the U.S. than in comparable countries. An above average mortality rate further highlights the ineffectiveness of the U.S. health system. With an average U.S. lifespan of approximately 77 years, the U.S. trails the OECD average of 82 years. The wasted spending in U.S. healthcare ranged from $760 billion to $935 billion, accounting for approximately 20%-25% of total spend.

Negative Consumer Experience. The U.S. healthcare system is built upon an employer-centric model, where group purchasing results in a lack of personalization. Expensive and inefficient preferred provider organization (“PPO”) networks are still at the core of legacy managed care, and network structure and financing frameworks are still designed with employer-based populations in mind. This approach has resulted in an impersonal consumer experience and a negative perception of the healthcare system as being transactional in nature, which makes it more difficult to proactively engage consumers in their healthcare decision-making.

Misaligned Incentives Rewarding Volume Over Value. Only 2.9% of total U.S. healthcare spending in 2018 was related to preventative care. This underinvestment in proactive healthcare is reflective of a legacy fee-for-service (“FFS”) reimbursement model that rewards reactive “visit-based” decision making instead of a proactive “population health” focused approach. This dynamic leads to undesirable outcomes, from physician burnout and frustration to consumer dissatisfaction. Although there has been broad support for the idea of value-based payment models over the past decade, few organizations have been able to successfully bring together the analytics, capital, and provider buy-in necessary to operationalize the concept.

Inadequate Access to Quality Care at an Affordable Cost. Vulnerable populations across the U.S. suffer from a lack of access to affordable, high-quality healthcare. According to the Commonwealth Fund, approximately 45% of U.S. adults who are considered underinsured reported a medical problem but did not visit a physician because of cost concerns. This has contributed to the U.S. ranking last overall among 11 industrialized countries on measures of health equity.

Disaggregated Health Data Leading to Suboptimal Outcomes. While legacy billing and administrative tools help collect data, it is scattered across care settings, such as hospitals, physician offices, and pharmacies. Payors and providers are often reluctant to share data unless it serves their financial interests, creating barriers to evidence-based, real-time care delivery.

Foundation for Change

We believe the U.S. healthcare system is broken. In recent years, point solutions have emerged that are beginning to address the misalignment of incentives and evolving consumer needs, but have been unable to achieve meaningful change at scale for the following reasons:

New Payment Structures Have Seen Limited Adoption. Beyond the Medicare Advantage program, efforts to structure and execute value-based arrangements have had limited success due to a lack of standardization and misaligned incentives. The ability to drive adoption of new payment models across a broad swath of the population requires both a model which aligns the incentives between payors and providers, as well as supportive infrastructure enabling value-based care, which few organizations have been able to provide.

Effective Integrated Care Models Exist, but Only on a Regional Basis. Integrated models like Kaiser Permanente and Geisinger have demonstrated an ability to lower medical costs, deliver higher quality care, and improve the consumer experience. However, while these organizations have spent decades developing successful regional models of care tailored to their core geographies, these models have not been scalable to other markets. The ability to deliver integrated care nationally requires a flexible approach that can adapt to the unique needs of each local market.

Increasing Consumer Dissatisfaction, Coupled with Rising Expectations. Consumers are dissatisfied with healthcare’s status quo and are increasingly demanding change. The number of individuals who are aligned to a PCP has been declining, and the utilization of retail care has been increasing, especially among younger generations. Accelerated by the COVID-19 pandemic, broader adoption of virtual care has also been on the rise. Innovation outside of the healthcare sector is driving consumers to seek and entertain new and more convenient healthcare options.

Reactive and Fragmented Approach to Healthcare Innovation. Both traditional platforms and new technology start-ups have been reacting to healthcare’s challenges but have achieved limited success to date. The traditional platforms have struggled to react swiftly to new and more complex consumer demands due to conflicts with their rigid, legacy business models, while tech-enabled start-ups have generally delivered point solutions serving only a narrow segment of the population. To effect meaningful change and drive transformation at scale, a comprehensive, end-to-end approach is required.

Successfully pursuing and executing on a full-scale paradigm shift requires a fulsome and expansive solution that can address the needs of all stakeholders in any local market. We believe our differentiated and disruptive integrated healthcare model is that solution.

Our Market Opportunity

The flexibility of our model positions us to address the needs of consumers across the entire healthcare system. Bright Health is working to democratize access to the healthcare system of the future, seeking to bring solutions to all consumers instead of addressing only a specific segment of the market, such as health insurance, primary care delivery, or tech-enablement. We believe our approach to serving the entire market provides durability, allowing us to serve a consumer throughout the entirety of their healthcare journey.

As a result, we believe we operate in a total addressable market today that will reach approximately $4.5 trillion in 2022, equivalent to the 2022 national health expenditures projected by CMS. Of this total, we believe $2.1 trillion to be our targeted addressable market, which represents the portion of total health expenditures currently subject to provider alignment, as projected by Nephron Research. As value-based delivery models continue to evolve, we believe the provider alignment component will converge towards total healthcare expenditure, which CMS projects will continue to grow over 5% annually on average, reaching $6.2 trillion by 2028. This expansion is driven by the following trends:

•Growing Retail Market Segments (Medicare, IFP, etc.) — We believe the Medicare Advantage market is the most dynamic segment of U.S. health insurance today. It is estimated that the 5-year CAGR from 2019 to 2024 will be 10% and that the market will grow by $170 billion over that time. CMS estimates that the total overall Medicare market will exceed $1 trillion by 2023. The IFP market has also significantly stabilized, maintaining between 11 million and 12 million covered lives since 2015. Furthermore, with tailwinds from recent political developments, we believe the IFP market is well-positioned to grow.

•Shifting Employer Market Segments (ICHRA, etc.) — The employer market is evolving to be more consumer-directed. While currently in the early stages, we believe products like individual coverage health reimbursement arrangement (“ICHRA”) will yield significant opportunity for employers to shift lives into consumer-directed plan options, a segment of the market in which we have historically demonstrated robust growth. In addition, employers overall are shifting business to administrative services only (“ASO”) models, offering more flexible network options in order to better manage costs while continuing to meet employee healthcare expectations.

•Government and Innovation (ACO / ACO REACH, Medicaid, etc.) Programs — In response to increased costs across traditional unmanaged populations, the federal and state governments have been introducing innovative programs that reward care providers and payors that are able to effectively manage risk. Notably, CMS announced the Global and Professional Direct Contracting model, which began in April 2021 and the ACO REACH model commencing in 2023 to create value-based payment arrangements directly with provider groups for their current Medicare FFS patients, similar to the value-based contracts that we enter into with our provider partners. The Medicare FFS market represented an approximately $320 billion opportunity as of 2018. Additionally, states are increasingly migrating to Managed Medicaid programs that specifically incentivize payor and care provider partnerships to drive better outcomes at a lower cost. As government-sponsored innovation continues to accelerate, we believe our model and national market presence position us well to succeed under these emerging programs.

We have built our model of high-quality, affordable healthcare to succeed in any environment. As a payor-agnostic business with a diverse set of market opportunities, we believe we are well-positioned to achieve growth regardless of the political and regulatory backdrop. We believe our aligned partnerships and growing position in the healthcare ecosystem offer us visibility into how regulatory dynamics will unfold, such that we can anticipate and meet potential changes accordingly.

GROWTH STRATEGIES

Bright Health’s alignment model allows us to pursue additional growth through the following avenues, aligned around the integration of delivery, financing, and optimization of care.

•Increase Membership in Existing Markets. We plan to continue to drive membership growth through greater consumer awareness of our brand and our ability to deeply align and integrate with high-performing Care Partners.
•Enter New Markets. Many of our Care Partners have national or regional footprints, which afford us the opportunity to continue to expand into new markets with existing, trusted partners, increasing our ability to scale nationally with greater efficiency. Further, we plan to leverage new provider partnerships to enter additional geographies of strategic interest.
•Expand Our Care Delivery Footprint. We plan to add new payor contracts to serve additional patients at our existing clinics, while integrating additional services. Additionally, our exportable model affords us valuable opportunities for de novo growth through the addition of new clinics across both existing and future markets.
•Take and Support the Management of Population Health Risk. We leverage our actuarial expertise and population health management infrastructure to take population health risk under total cost of care arrangements in close collaboration with our Care Partners. In addition, we help our Care Partners maximize the benefit of value-based arrangements through tools and capabilities that enable high-touch, high-quality care for consumers at a lower total cost.

•Participate in Emerging Direct-to-Government Programs. We are well-positioned both to directly assume population health risk and to support care providers with the services needed to succeed under emerging direct-to-government programs, such as Managed Medicaid and Global and Professional Direct Contracting model and ACO REACH model for Medicare FFS populations. We have two Global Direct Contracting entities, and we continue to evaluate other direct-to-government contracting opportunities.
•Introduce New Product Offerings. Leveraging our trusted Care Partner relationships, we are well-positioned to launch new, innovative products within our NeueHealth and Bright HealthCare businesses focused on serving additional segments of the population.

SALES AND MARKETING

We view sales and marketing as a strategic imperative and core differentiator for our products and services. We use data and technology to effectively predict marketing outcomes and constantly improve our campaigns. We market our Bright HealthCare plans through a number of channels including, but not limited to: (1) the Health Insurance Marketplaces, (2) an extensive network of brokers and field marketing organizations, (3) direct to the consumer, and (4) our Care Partner relationships. We support these organizations with in-house advertising, sales collateral, and other materials. Our sales representatives, as well as independent brokers and agents, earn commissions based on applications submitted and plans effectuated.

We market our plans and products within our NeueHealth business using sophisticated technology and data resources to target and engage care organizations who can benefit from our products and services. Using zip+4, we deliver our advertising content to the right audiences across expanded geographic areas, beyond our direct markets. We employ advanced message testing to identify core messages that drive our performance. NeueHealth delivers these messages through all media channels including display, search, digital video, audio, direct mail, telesales and materials in provider offices.

COMPETITION

The market for personalized care delivery and health insurance products and plans is highly competitive. Our industry involves evolving regulatory requirements and changing consumer preferences and demands and requires us to develop new product offerings at competitive prices in order to effectively compete. See “Risk Factors – Risks Related to Our Business – We operate in competitive markets within a highly competitive industry” for additional discussion of our risks related to competition.”

Our principal competitors vary considerably in type and identity by each market. Our NeueHealth business competes with other provider enablement companies, as well as medical groups in the markets in which we operate clinics. Our competitors include MSOs, IPAs, and other organizational providers of primary care services, such as Agilon Health, Inc., Cano Health, Inc., ChenMed LLC, Iora Health, Inc., Oak Street Health, Inc., OptumHealth of UnitedHealth Group Incorporated, and Village Practice Management Company, LLC (VillageMD). Our NeueHealth business also competes with other participants in the Medicare Shared Savings Program and other programs designed to bring value-based care to fee-for-service Medicare beneficiaries.

Our Bright HealthCare business currently faces competition from a range of companies, including other health plans, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors in this segment include large, national insurers, such as Aetna, Inc., Anthem, Inc., Centene Corporation, Cigna Corporation, Humana Inc., Molina Healthcare, Inc., UnitedHealthcare of UnitedHealth Group Incorporated and others. These companies are more established and have greater financial resources than we do, and each of them provides products that compete with ours in the markets where we operate. Other competitors include regionally-focused payors such as Blue Cross Blue Shield licensees, Kaiser Permanente and other provider-sponsored health plan organizations. These companies have significant regional market share, making competition in those geographies more difficult. Our competitors also include recent market entrants such as Alignment Healthcare, Inc., Clover Health Investments, Corp., Devoted Health, Inc., Oscar Health, Inc. and others. These companies utilize disruptive models and other approaches to increase consumer engagement and grow their market share.

To effectively compete and better engage with consumers, we offer a compelling and affordable range of products and services, as well as access to high-quality care providers. In addition, we aim to provide excellent customer service, including a seamless onboarding experience, ready access to our Care Partners and their medical personnel, and tools to assist in our consumers’ understanding of their healthcare benefits.

We differentiate our products and services on the basis that managed care, when built for and embedded within the delivery system, drives better outcomes. We believe in our ability to align the financing and delivery of care while maintaining agility to constantly evolve our model to better serve our consumers.

RESEARCH AND DEVELOPMENT

Our product and engineering teams focus on constantly refining and improving BiOS, Panorama and DocSquad, which connect our consumers with their providers. We leverage the data generated by our platform to better assess specific consumer needs and to guide towards future innovation. We continue to devote significant resources to further develop, expand and upgrade our platform to enhance consumer experience and enable an integrated, aligned healthcare ecosystem.

INTELLECTUAL PROPERTY

Our continued growth and success depend, in part, on our ability to protect our intellectual property and internally developed technology, including BiOS, Panorama and DocSquad. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, and contractual rights (including confidentiality, non-disclosure and assignment-of- invention agreements with our employees, independent contractors, consultants and relevant companies with which we conduct business). We have applied for, obtained and maintain registration in the U.S. for a number of trademarks, including Bright Health, NeueHealth, DocSquad, and Physicians Plus. We pursue trademark registrations to the extent management believes doing so would be the most appropriate and effective means of protecting our brands.

We are not presently a party to any legal proceedings relating to intellectual property that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows.

However, our efforts to protect and maintain our intellectual property rights may not prevent others from competing with us, or from infringing our intellectual property rights. We may be unable to obtain, maintain or enforce our intellectual property rights, and assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors – Risks Related to Our Business – Protecting our intellectual property rights may be expensive and demand management’s attention, and failure to protect or enforce our intellectual property rights could harm our business and results of operations” and “Risk Factors– Risks Related to Our Business — In the future, we may be subject to claims that we violated intellectual property rights which can be costly to defend and could require us to pay significant damages and limit our ability to operate.”

GOVERNMENT REGULATION

The provision of healthcare services and the marketing and sale of insurance products and plans is a heavily regulated industry. Our business is governed by comprehensive federal, state, and local laws and regulations, including those relating to the healthcare industry, the insurance industry, and state and federal privacy and data security laws. Our NeueHealth business is subject to various standards relating to, among other things, the provision of healthcare services and licensing requirements. Our Bright HealthCare business is subject to, among other things, laws and regulations governing our marketing and advertising activities in states which require prior review of our marketing collateral. As a provider of health plan products in multiple states, we are required to apply for, comply with, and maintain various licenses and approvals and we are subject to frequent audits of our financial soundness and operational compliance with the respective laws and regulations. The laws and regulations applicable to our business continue to change and evolve over time. Current proposals and directives to change or modify the implementation of such laws and regulations, whether legislative, regulatory, or in the form of executive orders, create areas of uncertainty and, if such proposals are enacted, the potential for material adverse impacts on our business.

HIPAA and Privacy and Security Laws

We are subject to federal and state laws and regulations that protect the use and disclosure of patient data. These include the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and

Clinical Health Act, each as amended, and the regulations that implement these laws (collectively “HIPAA”), which created privacy and security standards that limit the use and disclosure of protected health information, referred to as PHI. HIPAA governs the use and disclosure of PHI and requires covered entities, which include health plans and healthcare providers who transmit health information electronically in connection with certain transactions, and their business associates to implement and maintain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information. In addition, HIPAA imposed obligations on covered entities and business associates with respect to the use and disclosure of PHI, including requirements for written agreements known as business associate agreements and breach notification requirements. On January 21, 2021, the U.S. Department of Health & Human Services (“HHS”) published a proposed rule, Proposed Modifications to the HIPAA Privacy Rule to Support, and Remove Barriers to, Coordinated Care and Individual Engagement, which would impose new obligations on covered entities with respect to patient access to PHI, including shorter time frames within which covered entities must respond to requests for access, and would create categories of access to electronic PHI for which covered entities could not charge individuals a fee.

Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach, and such timelines are generally shortened under state law obligations and contractual provisions. Reports must be made to the HHS Office for Civil Rights and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. Generally, impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving personal information. If we experience a breach under HIPAA or state laws, we may be subject to fines, penalties or other regulatory action, and we may face class action or other lawsuits from customers or individuals impacted by the breach. See “Risk Factors – Risks Related to Our Business – Security incidents or breaches, loss of data and other disruptions to our or our third-party service providers’ systems, information technology infrastructure, and networks could compromise sensitive or legally protected information related to our business or consumers, disrupt our business operations, and expose us to liability, which could adversely affect our business and our reputation” and “Risk Factors – Risks Related to Legal Proceedings and Governmental Regulations – Our use and disclosure of PII and PHI is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client based and revenue.”

Violations of HIPAA by entities like us, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for violations of HIPAA vary, with larger breaches for some organizations ranging up to $16 million for one breach. Violations of HIPAA may result in civil or criminal penalties, including a tiered system of civil monetary penalties that range up to $60,226 per violation, with a maximum civil penalty of $1,806,757 for violations of the same standard in a single calendar year. These penalties are required to be adjusted for inflation. HIPAA provides for criminal penalties, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents and may also negotiate settlements for related cases on behalf of their respective residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging noncompliance with HIPAA in our maintenance of PHI. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA’s requirements, its standards have been used as a basis for the duty of care in state civil suits, such as those for negligence or recklessness in the handling, misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

In addition to HIPAA, numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, creation, receipt, transmission, storage, and other processing of PHI and other personally identifiable information (“PII”). Privacy and data security statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations include the Confidentiality of Substance Use Disorder Patient Records, 42 C.F.R. Part 2, and a range of other laws that protect data pertaining to specific conditions, such as HIV/AIDS, genetic disorders, and mental and behavioral health. Health Insurance Marketplaces are also required to adhere to privacy and security standards with respect to personally identifiable information and to impose privacy and security standards that are at least as protective as those the marketplaces must follow. These standards may differ from, and be more stringent than,

HIPAA. Privacy and data security laws and regulations are often uncertain, contradictory and subject to change or differing interpretations. The complex, dynamic legal landscape regarding privacy, data protection and information security creates significant compliance challenges for us, potentially restricts our ability to collect, use and disclose data, and exposes us to additional expense, and, if we cannot comply with applicable laws in a timely manner or at all, adverse publicity, harm to our reputation, and liability.

States are beginning to adopt additional requirements, including California, which is one of our largest markets, where the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA requires covered businesses to provide certain notices and disclosures to California residents, and also gives California residents rights to opt-out of selling their personal information, and to exercise rights such as obtaining access to and requesting deletion of their personal information. The CCPA allows for certain civil penalties for violations, as well as private rights of action for data breaches under certain circumstances. Additionally, the California Privacy Rights Act (“CPRA”), which further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements takes effect on January 1, 2023, and will apply to data collected starting on January 1, 2022. Virginia and Colorado additionally have passed their own comprehensive consumer privacy laws that take effect on January 1, 2023 and July 1, 2023, respectively, and it is possible that other states could pass comparable or more restrictive legislation, with comparable or greater penalties for non-compliance, and such requirements could negatively impact our business. See “Risk Factors – Risks Related to Our Business – Our use and disclosure of PII and PHI is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and revenue.” Additionally, companies that we interact with, such as payors and Care Providers, have increasingly stringent expectations relating to privacy and security protections for PHI and other PII. We have incurred, and may incur in the future, significant costs to develop new processes and procedures to comply with evolving privacy and security laws, regulations and expectations of third parties. Violations of privacy and security laws and regulations, or of contractual obligations relating to privacy and data security, may result in significant liability and expense, damage to our reputation, or termination of our relationships with government-run health insurance exchanges and our consumers, Care Providers and other important partners.

In addition, we have entered, and will continue to enter, into contracts with third-party service providers and others under which they will engage in the collection, maintenance, protection, use, transmission, disclosure and disposal of the sensitive personal information of our consumers and for which we will remain primarily responsible. We must ensure that each of these parties is strictly following all applicable rules and regulations and implement audit procedures that will ensure full compliance therewith.

Federal consumer protection laws may also apply in some instances to our privacy and security practices related to personally identifiable information. The Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, storage, processing, use, retention, disclosure, transfer, disposal and security of information about individuals, including health-related information, and to regulate the presentation of website content. The FTC has become increasingly aggressive in prosecuting certain data breach cases as unfair and deceptive acts or practices under the FTC Act, which presents additional risk. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection and other laws require us to inform our consumers how we handle their PII and the choices which consumers may have about how we collect, handle, share, and secure PII. If such information that we share with our consumers is found to be untrue, we could be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences.

State Regulation of Insurance Companies

We must obtain and maintain regulatory approvals to sell specific health plans in the jurisdictions in which we conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative authority with respect to all aspects of the insurance business. The Model Audit Rule, where adopted by states, requires expanded governance practices, risk and solvency assessment reporting and the filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of insurance companies. Health insurers are subject to state examination and periodic regulatory approval renewal proceedings. Some of our business activity is subject to other healthcare-related regulations and requirements, including utilization review, pharmacy service, or provider-related regulations and regulatory approval requirements. These requirements differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances, and payment of claims, adequacy of healthcare professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices, and covered benefits and services.

In addition, we are regulated as an insurance holding company and are subject to the insurance holding company laws of the states in which our health insurance subsidiaries are domiciled. These laws and other laws that govern operations of insurance companies contain certain reporting requirements, as well as restrictions on transactions between an insurer and its affiliates, and may restrict the ability of our health insurance subsidiaries to pay dividends to our holding companies. Under New York law, for example, Bright Health Insurance Company of New York, our New York-domiciled insurance subsidiary, may not declare or distribute a dividend to shareholders except out of earned surplus (as defined under New York law). Additionally, absent prior approval of the Superintendent of the Department of Financial Services (the “Superintendent”), Bright Health Insurance Company of New York may not declare or distribute any dividend to shareholders which, together with all dividends declared or distributed by us during the preceding 12 months, exceeds the lesser of (a) ten percent of Bright Health Insurance Company of New York’s surplus to policyholders as shown by its last statement on file with the Superintendent, or (b) one hundred percent of adjusted net investment income (as defined under New York law) during such period. Holding company laws and regulations generally require registration with applicable state departments of insurance and the filing of reports describing capital structure, ownership, financial condition, certain intercompany transactions, enterprise risks, corporate governance, and general business operations. In addition, state insurance holding company laws and regulations generally require notice or prior regulatory approval of certain transactions including acquisitions, material intercompany transfers of assets, and guarantees and other transactions between the regulated companies and their affiliates, including parent holding companies. Applicable state insurance holding company acts also restrict the ability of any person to obtain control of an insurance company without prior regulatory approval. These acts generally define “control” as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Some state laws have different definitions or applications of this standard. Dispositions of control generally are also regulated under applicable state insurance holding company laws.

The states of domicile of our health insurance subsidiaries have statutory risk-based capital requirements for insurance companies based on the Risk-Based Capital For Health Organizations Model Act. These risk-based capital requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company must submit a report of its risk-based capital level to the insurance regulator of its state of domicile each calendar year. These laws typically require increasing degrees of regulatory oversight and intervention if a company’s risk-based capital declines below certain thresholds. As of December 31, 2021, the risk-based capital levels of our insurance subsidiaries met or exceeded all applicable mandatory risk-based capital requirements.

Further, almost all states require insurers to comply with the standards set forth in the Model Audit Rule, which imposes financial reporting, independent audit, and corporate governance requirements.

Additionally, as a company that directly or indirectly controls insurers, we have an obligation to adopt a formal enterprise risk management function and file enterprise risk reports on an annual basis. The enterprise risk management function and reports must address any activity, circumstance, event, or series of events involving the insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer, including anything that would cause the insurer’s risk-based capital to fall below certain threshold levels or that would cause further transaction of business to be hazardous to policyholders or creditors, or the public. Similarly, in accordance with National Association of Insurance Commissioners’ Risk Management and Own Risk Solvency Assessment Model Act, we must complete an annual “own risk and solvency assessment,” which is an internal assessment, appropriate to the nature, scale, and complexity of our company, of the material and relevant risks associated with the current business plan, and of the sufficiency of capital resources to support those risks.

Healthcare Reform

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that have impacted access to health insurance.

In March 2010, the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“ACA”) significantly reformed healthcare in the United States, including how healthcare services are covered, delivered, and reimbursed. Since then, there have been political and legal efforts to expand, repeal, replace, and modify the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a constitutional challenge to the ACA on procedural grounds and issued an opinion preserving the ACA and its consumer protections in its current form. The current presidential administration has indicated that it generally intends to protect and strengthen the ACA and Medicaid programs. For example, in January 2021, President Biden issued an executive order that instructed certain governmental agencies to examine agency actions to determine whether they are consistent with the administration’s commitment to protect and strengthen the ACA and Medicaid and begin rulemaking to suspend, revise or rescind any inconsistent actions. In response to the executive order, HHS opened a special enrollment period from February to August 2021. In a final rule published in September 2021, HHS extended the annual open enrollment period for coverage through federal marketplaces and granted state exchanges flexibility to lengthen their open enrollment periods. Federal regulatory agencies continue to modify regulations and guidance related to the ACA and markets more broadly, often as a result of presidential directives. We cannot predict how healthcare consumers might react to special or extended enrollment periods or to federal or state legislation and regulation, whether already enacted or enacted in the future. For example, the American Rescue Plan Act of 2021, enacted in March 2021, temporarily increased the amounts of premium tax credits, temporarily expanded eligibility for premium tax credits for unemployment compensation beneficiaries who receive such compensation in 2021, and expanded eligibility for Advance Premium Tax Credits (“APTCs”) for the 2021 and 2022 plan years for households with annual incomes above 400% of the federal poverty level. While we anticipate continued changes with respect to the ACA, either through Congress, court challenges, executive actions, or administrative action, we expect the major portions of the ACA to remain in place and continue to significantly impact our business operations and results of operations, including pricing, minimum medical loss ratios and the geographies in which our products are available.

The ACA prohibits annual and lifetime limits on essential health benefits, consumer cost-sharing on specified preventive benefits, and pre-existing condition exclusions. Further, the ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments and the minimum medical loss ratio (“MLR”) provision that requires insurers to pay rebates to consumers when insurers do not meet or exceed the specified annual MLR thresholds. In addition, the ACA required a number of other changes with significant effects on both federal and state health insurance markets, including strict rules on how health insurance is rated, what benefits must be offered, the assessment of new taxes and fees (including annual fees on health insurance companies), the creation of public Health Insurance Marketplaces for individuals and small employer group health insurance and the availability of premium subsidies for qualified individuals. The ACA allows individual states to choose to enact additional state-specific requirements that extend ACA mandates and some of the states where we operate have implemented higher MLR percentage requirements, lower tobacco user rating ratios, and different age curve variations. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. Also, legal challenges regarding the ACA could have a material adverse effect on our business, cash flows, financial condition, and results of operations.

Further, the ACA increases oversight responsibilities imposed on health insurers that may result in increased governmental audits, increased assertions of alleged liability under the federal False Claims Act (“FCA”), and an increased risk of other litigation.

Other health reform initiatives, requirements and proposals, including requirements aimed at price transparency and out-of-network charges, may impact prices, our competitive position, and our relationships with patients, insurers, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, the No Surprises Act imposes new limitations and prohibitions on surprise billing and requires providers to send an insured patient’s health plan a good faith estimate of expected charges, including billing and diagnostic codes, prior to when the patient is scheduled to receive the item or service. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such health reform initiatives, which may have an adverse impact on our business.

Additionally, there is the potential for changes due to health reform efforts at the state level. Some states have imposed individual health insurance mandates, and other states have explored or offer public health insurance options. Some reforms may have a positive impact on our business, while others may increase our operating costs, adversely impact the reimbursement we receive, or require us to modify certain aspects of our operations.

While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. Any failure to successfully implement strategic initiatives that respond to future legislative, regulatory, and executive changes could have a material adverse effect on our business, results of operations and financial condition.

CMS Guidelines

Our Bright HealthCare segment is subject to regulations and guidelines issued by CMS and state departments of insurance that put numerous requirements on insurance payors, agents and brokers during the marketing and sale of MA and IFP plans. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and restrictions on the marketing of Medicare-related plans. For example, our IFP and MA plans must file certain information with CMS and state departments of insurance such as sales scripts and marketing materials for our Medicare plans. In some circumstances, CMS or state departments of insurance must provide pre-approval for those marketing materials. The rules, laws, regulations and guidance around the marketing and sale of IFP and MA plans are complicated and frequently change.

We are also subject to CMS review of our compliance with CMS contracts, the performance of our plans, adherence to governing rules and regulations, and the quality of care we provide to Medicare beneficiaries, among other areas. A portion of each MA plan’s reimbursement is tied to the plan’s Star Ratings system, which awards between 1.0 and 5.0 stars to MA plans based on a variety of performance measures adopted by CMS, including quality of preventative services, chronic illness management, compliance and overall consumer satisfaction. None of our plans achieved a 4.0 Star Rating in 2021, which is required to obtain significant quality bonus payments and could materially impact our financial performance. In addition our inability to improve our Star Rating could limit the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial position and cash flows. CMS may modify the methodology and measures included in the Star Ratings system. Our ability to improve our Star Rating has been adversely impacted by the ongoing COVID-19 pandemic, which has prevented plans from encouraging conduct to address consumer care gaps and collecting information required to demonstrate plan compliance with and performance on Star Rating metrics.

Corporate Practice of Medicine and Fee-Splitting Laws

Our NeueHealth segment includes direct medical service providers and, as such, are subject to additional laws and regulations. Some states have corporate practice of medicine laws that prohibit specific types of entities from practicing medicine, preventing unlicensed persons from interfering with or influencing a physician’s professional judgment or employing physicians to practice medicine. Although we have structured our operations to comply with our understanding of applicable state statutory and regulatory requirements, interpretative legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. The consequences associated with violating corporate practice of medicine laws vary by state and may result in physicians being subject to disciplinary action, as well as to forfeitures of revenue from government payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in the practice of medicine without a license. Some of the relevant laws, regulations, and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required companies to divest or reorganize structures deemed to violate corporate practice restrictions. In the event that regulatory authorities or other third parties were to challenge these arrangements, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our arrangements with our care providers. A determination that we are in violation of applicable laws and regulations in any jurisdiction in which we operate could have a material adverse effect on our business, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements at a significant cost, or if we are subject to penalties or other adverse action. Additionally, certain states prohibit certain entities from engaging in fee-splitting practices that involve sharing in the fees or revenue with a professional practice. These prohibitions can be either statutory or regulatory, or may be imposed through judicial interpretation, and are subject to change.

Licensing and Telehealth Laws

Our care providers must be licensed to practice medicine in the state in which they are located and must comply with licensing laws and regulations and requirements regarding notification of licensing agencies regarding certain material events. These licensing requirements vary from state to state. In addition to state requirements, we and/or our care providers are in some cases subject to federal licensing and certification requirements, such as certification or waiver under the Clinical Laboratory Improvement Amendments of 1988 for performing limited laboratory testing and Drug Enforcement Administration registration requirements for writing prescriptions for controlled substances. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk-bearing providers. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. In addition, our care providers must remain in good standing with the applicable medical board, board of nursing or other applicable entity, as activities that qualify as professional misconduct under state laws may subject our care providers to sanctions or result in the loss of their licensure. Furthermore, they cannot be excluded, suspended or debarred from participation in certain government programs at either the state or federal levels, such as Medicare and Medicaid.

Failure to comply with federal, state and local licensing and certification laws, regulations and standards could result in a variety of consequences, including the cessation of our services, loss of our contracts, prior payments by government payors being subject to recoupment, requirements to make significant changes to our operations, or civil or criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we endeavor to comply with federal, state, and local licensing and certification laws and regulations and standards as we interpret them, the laws and regulations in this area are complex, changing, and often subject to varying interpretations. Any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial conditions, cash flows and reputation.

Additionally, states generally require providers of professional healthcare services via telehealth to a patient to be licensed in that state. States have established a variety of licensing and other regulatory requirements around the provision of telehealth services. We have established systems for ensuring that our providers are appropriately licensed under applicable state laws and that their provision of telehealth occurs in each instance in compliance with applicable laws and regulations governing telehealth. Failure to comply with these laws and regulations could result in licensure actions against the providers as well as civil, criminal or administrative penalties against the providers and/or those engaging the services of the provider.

The Anti-Kickback Statute, Federal False Claims Laws and Stark Law

A federal law commonly referred to as the “Anti-Kickback Statute” prohibits the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of Medicare or other governmental health program patients or patient care opportunities or in return for the purchase, lease, or order of items or services, or arranging for or recommending the purchase, lease or order of any good, facility, item or service that are covered by Medicare or other federal governmental health programs. The federal Anti-Kickback Statute has been interpreted to apply to, among others, financial arrangements between entities that have the ability to refer and generate business that is subject to healthcare reimbursement. Accordingly, the Anti-Kickback Statute applies to both our Bright HealthCare and NeueHealth segments. Any potential violation of these provisions constitutes a felony criminal offense and applicable sanctions could include exclusion from the Medicare programs. While there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not always meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have specific intent or knowledge to violate in order to have committed a violation, and a claim including an item or a service resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA described below. In January 2021, a final rule that revised safe harbors under the Anti-Kickback Statute and Civil Monetary Penalty rules regarding beneficiary inducements took effect. Under the final rule, the Office of Inspector General (“OIG”) added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. We continue to evaluate what effect, if any, the rule will have on our business.

The federal false claims laws, including the civil FCA, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, for knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or for knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. There has been increased government scrutiny on health insurers’ diagnosis coding and risk adjustment practices, particularly for Medicare plans. We are and may be subject to audits, reviews and investigation of our practices and arrangements and the federal government might conclude that they violate the FCA, the Anti-Kickback Statute and/or other federal and state laws governing fraud and abuse. Further, the FCA can be enforced by private citizens through civil qui tam actions. A claim includes “any request or demand” for money or property presented to the U.S. government.

In addition, Section 1877 of the Social Security Act (the “Stark Law”) prohibits physicians, subject to certain exceptions described below, from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician, or an immediate family member, has an ownership or investment interest or with which the physician, or an immediate family member, has entered into a compensation arrangement. Certain services provided by NeueHealth qualify as “designated health services.” Persons or entities found to be in violation of the Stark Law are subject to denial of payment for services furnished pursuant to an improper referral, civil monetary penalties, and exclusion from the Medicare programs. On December 2, 2020, CMS and the OIG published further modifications to the federal Stark Law that addressed concerns regarding compensation arrangements between parties that participate in alternative payment models and novel financial agreements that potentially implicated the Anti-Kickback Statute and the Stark Law. Under the final rules, CMS and the OIG added exceptions for certain coordinated care and value-based arrangements among clinicians, providers, and others. The regulations took effect on January 19, 2021, with the exception of certain revisions to group practice physician regulations, which took effect on January 1, 2022. We continue to evaluate what effect, if any, the rule will have on our business.

Many states have enacted similar laws to combat the issues covered by the Anti-Kickback Statute, federal false claims laws and the Stark Law, which can apply more broadly than just those services paid for by Medicare or Medicaid. In addition, most states have statutes, regulations and professional codes that can restrict our Care Partners from accepting various kinds of remuneration in exchange for making referrals. These laws vary widely from state to state.

We believe that our segments’ operations comply with the Anti-Kickback Statute, the FCA, the Stark Law, and similar federal or state laws addressing fraud and abuse. These laws are subject to modification and changes in interpretation and are enforced by authorities vested with broad discretion. We continually monitor developments in these regulatory areas, and we must operate our business within the requirements of these laws. If these laws change or are interpreted in a manner contrary to our current interpretation or are reinterpreted, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration, or similar issues, we may be required to modify our operations or policies to maintain compliance with such laws. There can be no assurances that any such modification will be possible or, if possible, would not have a material adverse effect on our results of operations, financial position, or cash flows. Violations of any of these laws may result in potentially significant penalties, including criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations.

Civil Monetary Penalties Statute

The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

•presenting, or causing to be presented, claims, reports or records relating to payment by Medicare, Medicaid or other government payors that the individual or entity knows or should know are for an item or service that was not provided as reported, is false or fraudulent or was presented for a physician’s service by a person who knows or should know that the individual providing the service is not a licensed physician, obtained licensure through misrepresentation or represented certification in a medical specialty without in fact possessing such certification;

•offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;
•arranging contracts with or making payments to an entity or individual excluded from participation in the federal healthcare programs or included on CMS’s preclusion list;
•violating the federal Anti-Kickback Statute;
•making, using or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal healthcare program;
•making, using or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of services or a supplier under a federal healthcare program; and
•failing to report and return an overpayment owed to the federal government.
We could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Statute would apply. We perform monthly checks on our employees and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs or otherwise ineligible for payment. We have also implemented processes to ensure that we do not make payments to providers listed on CMS’s preclusion list nor make payments for drugs prescribed by individuals on the preclusion list. However, should an individual or entity be excluded, on the preclusion list, or otherwise ineligible for payment and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to such individual or entity. Due to this area of risk and the possibility of other allegations being brought against us, we cannot foreclose the possibility that we could face allegations subject to the Civil Monetary Penalty Statute with the potential for a material adverse impact on our business, results of operations and financial condition.

INDEMNIFICATION AND INSURANCE

Our business exposes us to potential liability including, but not limited to, potential liability for breach of contract or negligence claims by our consumers, (ii) medical malpractice and professional negligence, (iii) non-compliance with applicable laws and regulations, including SEC rules and regulations, and (iv) employment-related claims.

To manage our potential liability, we currently maintain property, general liability, umbrella, managed care errors and omissions, cyber and privacy liability and other coverage in amounts and on terms deemed adequate by management, based on our actual claims experience and expectations for future claims. We procure additional medical liability insurance to manage any potential liability of the affiliated medical groups we work with through our NeueHealth business, and are currently considering an umbrella policy to provide coverage with respect to such potential liability. See “Risk Factors – Risks Related to Our Business – Medical liability claims made against us in the future could cause us to incur significant expenses and pay significant damages if not covered by insurance.” Our care providers are otherwise required to maintain their own malpractice insurance. Although we consider our insurance coverage to be adequate, the coverage may not be sufficient for all claims made and such claims may be contested by applicable insurance payors.

We also have certain reinsurance arrangements, where the reinsurer assumes a portion of the ceding company’s risk in exchange for a corresponding percentage of premiums or in excess of a specified amount. There can be no assurance that we will be able to renew our reinsurance contracts on similar terms, or at all, or that we will be able to negotiate coverage with another reinsurance carrier if we are unable to renew our existing arrangements.

HUMAN CAPITAL MANAGEMENT

We are led by a diverse and talented team of seasoned executives who have extensive experience leading multi-billion dollar organizations across a wide range of industries, from healthcare to consumer retail, to technology and services. We employ a deep bench of health insurance professionals, sales and operations specialists, software engineers and developers, and other subject matter experts. As of December 31, 2021, we employed a total of 3,203 individuals. We believe that our employees are fundamental to the success of our company, and we have built a high-performance environment based on mutual trust, confidence, humility and inclusion, which provides significant opportunities for our people to grow and be recognized. Our relationship with our employees is strong, and none of our employees are represented by a labor union or party to a collective bargaining agreement.

We have endeavored to create a mission-driven company, with a culture of inclusion, partnership and desire to challenge the status quo. Our values reflect this future-oriented culture of teamwork:

1.Be Brave. Challenge the status quo with curiosity, courage and tenacity.
2.Be Brilliant. Deliver predictable excellence with a learning mindset.
3.Be Accountable. Live by your word, always.
4.Be Inclusive. Value all voices and contributions to achieve big things.
5.Be Collaborative. Fearlessly partner with all people.

ADDITIONAL INFORMATION

Our executive offices are located at 8000 Norman Center Drive, Suite 1200, Minneapolis, Minnesota 55437, and our telephone number is (612) 238-1321.

You can access our website at www.brighthealthgroup.com to learn more about our company. From the site you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with amendments to those reports. Our reports filed with the SEC also may be found on the SEC’s website at www.sec.gov. You can also download from our website our certificate of incorporation and bylaws; Board of Directors Committee Charters; Code of Conduct; and Corporate Governance Guidelines. We make periodic reports and amendments available, free of charge, on our website, as soon as reasonably practicable after we file or furnish these reports to the SEC. We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. The Company may use its website as a distribution channel of material company information. To request a copy of any of the documents listed above, please submit your request to: Bright Health Group, Inc., 8000 Norman Center Drive, Suite 1200, Minneapolis, Minnesota 55437, Attn: Corporate Secretary. Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report or any other SEC filings.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors together with other information in this Annual Report, including our consolidated financial statements and related notes included elsewhere in this Annual Report, before deciding whether to invest in shares of our common stock. The occurrence of any of the events described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Related to Our Business

If our business model is not accepted or is slow to be adopted by the healthcare industry, our growth could be impacted and our business and results of operations could be adversely affected.

Our business model is based on the integration of the financing and delivery of healthcare. Key to the growth of our Bright HealthCare business is our ability to drive provider adoption of value-based care arrangements that give our Care Partners a stake in the financial and quality outcomes of our health plans. Given that the Health Insurance Marketplaces were only created within the last decade, value-based arrangements are a relatively new contracting mechanism for parties serving the IFP population. We cannot assure you that our contracting approach will achieve and sustain acceptance by care providers, consumers or the healthcare industry generally. Additionally, in some states, provider risk-sharing and value-based compensation models are less prevalent even among parties serving the MA population. Acceptance of our business model may be affected by a variety of factors, including but not limited to the lack of willingness of certain care providers to embrace value-based care payment arrangements with payors, and the entrenchment of historical fee-for-service models of compensation.

For the year ended December 31, 2021, 11% of our total revenue was generated by our NeueHealth business (including intercompany revenue). The growth of our NeueHealth business will depend on our ability to attract high-performing care delivery partners. If we are unable to attract and successfully develop relationships with these provider organizations, we may not be successful in building and growing our NeueHealth business. Also, if we are unable to provide adequate tools and capabilities to support value-based care, to directly manage risk, and to deliver care under value-based arrangements, we may not be able to enter and rapidly scale our NeueHealth business across and within markets, or to deliver superior outcomes for consumers nationally.

If we are unable to retain existing consumers, expand consumer enrollment, or diversify and expand our portfolio of products and services, our business and results of operations may be adversely affected.

We generate, and expect to continue to generate, a substantial portion of our revenue from consumers enrolled in our IFP and MA health plans. As a result, the continued enrollment of individuals into and adoption of our health plans, through our platform, our broker network, employers, or other third parties, is paramount to our future growth and success. If we fail to retain existing consumers, grow consumer enrollment, or diversify and expand our portfolio of products and services, our business and results of operations may be negatively impacted. In addition, if we do not grow our membership, we could find it difficult to retain or increase the number of contracted Care Partners and other network providers at favorable rates or at all, which could jeopardize our ability to provide health plan products in our current markets and our ability to expand into new markets in a cost-efficient manner.

Our ability to retain existing consumers, expand consumer enrollment and diversify and expand our portfolio of products and services depends on a number of factors, some of which are beyond our direct control. Some of these factors include:

•our ability to provide low-cost and high-value plans which meet a broad range of consumer needs;
•the ease of our consumers’ adoption of, and enrollment into, our products and services;
•our ability to seamlessly onboard our consumers and create a positive overall experience with our products and services;
•our consumers’ ability to easily use our technology, including our DocSquad platform and our virtual care offerings;
•our consumers’ ability to receive convenient and ready access to quality medical care and treatment through our Care Partner networks;

•our ability to grow our provider networks and contract with Care Partners that support our model of care on competitive terms;
•our ability to safeguard our consumers’ data;
•our ability to anticipate and respond to shifting consumer preferences for healthcare products and services in a timely manner;
•our ability to retain licenses required to conduct our existing business and obtain licensing in new geographies into which we intend to expand;
•our ability to manage a reduction in the size of our target market due to continued expansion of public insurance financing options, including state expansions of Medicaid and a potential shift to public financing options administered by the federal government, which could encourage our consumers to explore and switch to these other options;
•our ability to effectively compete against our competitors, who may offer products containing fewer restrictions on the network of care providers available to consumers, may provide higher quality levels of care, or may be priced more competitively than our offerings;
•our ability to market and sell our plans effectively in our target markets, including our ability to retain and incentivize our broker network at reasonable commission rates; and
•regulatory changes pertaining to the marketing and/or enrollment of our consumers, which might negatively impact the overall pool of eligible beneficiaries across our health plans.

In addition, our ability to retain our existing consumers and expand consumer enrollment could be adversely impacted by delays in, or increased difficulty or cost associated with, the implementation of our growth strategies, strategic initiatives and operating plans, and the incurrence of unexpected costs associated with operating our business.

The growth in our membership is also highly dependent upon our success in attracting new consumers during annual and open enrollment periods. If our ability or the ability of our partners, including our broker network, to market and sell our products and services is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, commission costs, any inability on the part of our sales partners to timely employ, license, train, certify and retain employees and contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors, such as the ongoing COVID-19 pandemic, cyber-attacks, security breaches or incidents or other computer-related penetrations, or issues with government-run health insurance exchanges, we could acquire fewer new consumers than expected or suffer existing consumer attrition and our business, operating results and financial condition could be adversely affected.

We may not be able to contract with care providers on favorable terms or at all, or to arrange for the provision of the quality care necessary to attract consumers.

Our strategy across both our Bright HealthCare and NeueHealth businesses requires that we successfully contract with care providers to ensure access to quality healthcare services for our consumers, to manage medical costs and utilization, and to better monitor and ensure the quality of care being delivered. We compete with other health plans and networks to contract with healthcare providers based on reimbursement rates, timeliness and accuracy of claims payments, the potential to deliver new patient volume and/or support the retention of existing patients, the effectiveness of resolution of calls and complaints, and other factors.

We cannot assure you that we will be able to continue to attract and retain the right Care Partners necessary to deliver healthcare through high-performing networks in the geographic areas we serve, while providing high-quality care to our consumers. In addition, certain care providers, particularly hospitals, physician/hospital organizations and specialists, or their related care provider networks, may have significant negotiating power due to their size or market positions and could demand higher payment rates or otherwise negotiate contracts on terms that are less favorable to us. With respect to our Bright HealthCare business, if our health plans are unable to contract with care providers or if we contract with care providers on unfavorable terms, care provider access for our consumers could be restricted or limited, and we may not be able to deliver the high-quality healthcare that our consumers expect, which could drive consumer attrition or make it more difficult for us to attract new consumers. In addition, we could be exposed to higher medical costs and our health plans may not meet regulatory or accreditation requirements, which could restrict us from offering such plans and could lead to lower revenues.

Our NeueHealth business also contracts with physicians and other healthcare providers to create high-performing networks on behalf of its own risk-bearing organizations, or RBOs, and on behalf of its third-party payor or IPA clients. Our NeueHealth business is subject to the same risks described above relating to its ability to contract with healthcare providers on favorable terms, or at all. If NeueHealth is unable to contract with physicians and other healthcare providers at all due to regulatory or other restrictions, or at affordable rates and/or in a manner that leads to high-performing networks, it may yield poor financial and quality results for its own RBOs and may result in dissatisfaction amongst its third-party payor clients.

Furthermore, because the success of our business model depends on the integration of payor and provider capabilities, our ability to execute on our model will be limited to geographies where we have contracted with a sufficient number of care providers necessary to create a robust provider network. Our ability to grow our business could be adversely affected if we are unable to contract with a sufficient number of care providers in markets in which we operate or in which we seek to expand.

We may be required to work with care providers who are not contracted with our health plans or in our networks, which may result in costly out-of-network claims.

We may, from time to time, be required to work with care providers who are not contracted with our health plans. In those cases, there is no pre-established understanding between the provider or provider network and our health plan regarding the amount of compensation that is due to the provider or provider network for rendering healthcare services. This can result in high levels of out-of-network claims, which can be significantly more costly than claims based on rates that have been pre-negotiated with our provider network Care Partners. In particular, out-of-network utilization is typically higher upon entry into new markets, which increases medical costs during periods of market expansion. In some states, the amount of compensation for out-of-network claims is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that makes the financial implications unclear. In such instances, care providers may claim that they are underpaid for their services and may either litigate or arbitrate their dispute with our health plan, and any subsequent adjustment of the payment made to such care providers could adversely affect our results of operations.

Furthermore, under the No Surprises Act provisions of the Consolidated Appropriations Act, 2021 (“Appropriations Act”), payor and provider parties are precluded from referencing government reimbursement rates as a benchmark for out-of-network disputes. As a result, providers may be incentivized to collectively set high rates for high-volume out-of-network services, which could result in ongoing price inflation for critical services. This is a particular risk for elective health care service types (i.e., not emergency or urgent care) in geographic service areas where there are shortages of available and accessible providers of the health plans who are willing to contract with us and/or our competitors. Any uncertainty in the amount that a consumer may pay as a co-pay or otherwise when visiting a provider who is not a contracted Care Partner may also hurt consumer satisfaction with our plan, which could adversely impact our ability to retain our existing consumers or grow the size of our membership base.

Failure to appropriately set premiums or effectively manage our costs could negatively affect our profitability, results of operations and cash flows.

The premiums we set for our health plans are a material source of our revenue. We set our premiums using actuarial estimates and our failure to set appropriate premiums, including as a result of inaccuracies in our actuarial estimates, could adversely affect our profitability and cash flows. We use a substantial portion of our health plan revenue to pay the costs of healthcare services delivered to our consumers. As such, our profitability depends in large part on our ability to accurately estimate and manage such costs. Relatively small differences between estimated and actual medical costs as a percentage of revenue can result in significant changes in our financial results.

Our use of actuarial methods to determine premiums and estimate other healthcare costs involves a significant degree of judgment and is subject to a number of inherent uncertainties and assumptions. Such actuarial methods are consistently applied, centrally controlled, and are based upon various data points, including our historical submissions and payment data, cost trends, patient and product mix, seasonality, utilization of healthcare services, contracted service rates and other factors for our consumers. Our ability to accurately estimate such costs depends on various factors, many of which are not within our control, including:

•the utilization rates of medical facilities and services;

•the cost of medical services (including as a result of labor market constraints);
•the use or cost of prescription drugs, in particular the increased use of specialty prescription drugs;
•the introduction or widespread adoption of new or costly treatments, including new technologies;
•our membership mix;
•variances in actual versus estimated levels of cost associated with new products, benefits, lines of business, product changes or benefit level changes;
•changes in the demographic characteristics of an account or market;
•changes in economic conditions (including as a result of the ongoing COVID-19 pandemic);
•changes or reductions related to our utilization management functions such as preauthorization of services, concurrent review, or requirements for physician referrals;
•changes in our pharmacy volume rebates received from drug manufacturers;
•catastrophes, including acts of terrorism, pandemics (such as the ongoing COVID-19 pandemic and other similar unforeseen cost drivers), epidemics or severe weather (e.g., hurricanes, wildfires or earthquakes, including those as a result of climate change);
•medical cost inflation;
•volatility with respect to the individual market risk pool, including public Health Insurance Marketplaces; and
•potential changes in legislation or other rules and regulations, such as changes in government mandated benefits or consumer eligibility criteria.

The impact of many of these items on the ultimate costs for claims is difficult to estimate, and they could have a material impact on our business. In addition, the historical data on which our assumptions are based may not necessarily be indicative of the actual costs of claims due to our rapid growth in consumer enrollment and our recent expansion into new businesses and markets. When we commence operations in a new state, region, or other market, or introduce a new product line, we have limited information from which to estimate our potential medical claims liability. For a period of time after our entry into a new market, our inception of a new business, or our acquisition of an existing business, we base our estimates on government-provided and third-party historical actuarial data and limited actual incurred and received claims and inpatient acuity information. The addition of new categories of eligible individuals or coverage requirements for certain items or services, such as at-home COVID-19 tests, as well as new plan designs we may offer, may make it difficult for us to estimate our medical claims liability and may result in the actual cost of claims being higher than we anticipate.

We set our premiums for twelve-month periods several months prior to the commencement of the premium period and do not change our premiums during such period, consistent with industry practice. Our inability to implement changes in premium rates within a given period is also governed by federal and state regulatory agencies. For example, we are required to submit data on all proposed rate increases to HHS on many of our products, and under the ACA, we are prohibited from implementing unreasonable rate increases. If our medical costs exceed our estimates, we will not be able to recover the difference through higher premiums, and our results of operations and financial condition could be adversely affected.

Conversely, if we set our premium rates too high, our existing membership may decline or we may not grow our membership. We operate in a competitive industry, and while health plans compete on the basis of many factors, including service, breadth of benefits, and the quality and depth of provider networks, we believe that price is and will continue to be the most significant driver in our and our competitors’ ability to attract consumers. If we do not appropriately price our products, our results of operations and financial condition could be materially and adversely affected.

Furthermore, in order for our health plan premium revenue to adequately cover our losses and expenses and enable us to profitably grow our business, we must effectively manage our costs, including healthcare spend. To do so, we must negotiate appropriate unit rates for each healthcare service provided by our Care Partners to our consumers. If we are unable to negotiate new Care Partner contracts or renew existing Care Partner contracts with favorable provisions relating to unit costs, we may not be able to contain our medical costs at a level that would be adequately covered by the premium levels we set, and our profitability could be adversely impacted. In addition, we must drive effective utilization management to control our costs by evaluating the necessity, appropriateness, and efficiency of the use of healthcare services, procedures, and facilities, while successfully educating our health plan consumers and directing them to the most appropriate and cost-effective healthcare treatments, Care Partners, and sites of care.

Our NeueHealth managed and affiliated medical groups and MSOs negotiate agreements with our Bright HealthCare business and with other third-party payors for which the NeueHealth entities serve as RBOs. Our RBOs manage the medical costs and quality metrics on behalf of such payors and are at financial risk for the performance of those payors’ medical costs for consumers attributed to our RBOs. Our ability to manage the financial risk depends on our ability to achieve quality targets and to accurately estimate and manage medical costs, and these estimates contain inherent uncertainties and assumptions similar to those facing our health plan business, which depend on various factors outside of our control, as described above. Additionally, Bright HealthCare and third-party payors may modify their product mix, benefit designs, or member mix in ways that could limit the ability of NeueHealth RBOs to effectively manage the financial performance under our risk arrangements. Our failure to effectively drive quality outcomes, optimize financial performance, or manage medical cost spend could negatively impact the profitability and marketability of our NeueHealth business.

Further, and as discussed more below, the IFP and MA markets we serve employ risk adjustment programs that impact the revenue we recognize for our enrolled membership. If our Care Partners do not accurately record our consumers’ “risk scores”, we may not be able to accurately estimate our revenue and medical costs. In the past, we have had difficulties accurately capturing consumers’ risk scores in a timely manner, which has resulted in higher than expected liabilities and lower than expected revenue. Although we have and continue to make operational changes to address these challenges, we may not be successful, which may materially adversely impact our financial results.

If we continue to grow rapidly, we may not be able to manage our growth effectively.

Since our inception, we have experienced rapid growth, with total revenue having grown from $130.6 million in 2018 to $4.0 billion in 2021. Our significant growth to date, attributable to both rapid organic membership growth and acquisitions of other businesses, has placed, and we expect will continue to place, significant demands on our management team and our operational and financial resources. Sustaining such growth will require additional resources to improve our operational, management, and financial controls, which can take time and may require new capabilities in mission-critical areas, to support our growth. We may also experience significant personnel changes related to acquisition-related integration efforts. Our organizational structure may also become more complex as we add these additional resources, making it more difficult to manage.

Furthermore, in order to effectively operate our business, we rely heavily on third-party vendors. Our rapid growth could outpace the capacity of our third-party service providers to effectively support our business needs. Certain of our third-party service providers have in the past been unable to effectively scale their operations to meet our increased demands resulting from our rapid expansion. Continued rapid growth in membership similar to what we have seen in recent years could significantly impact our ability to pay claims on a timely basis, provide effective utilization management and have sufficient operational resources in these and other areas in order to keep pace with our members’ needs. In the event that our existing third-party service providers are unable to meet our needs as our business grows, we may need to find alternative service providers. If we are unable to do so in a timely manner or if we are unable to contract with new service providers on terms that are acceptable to us or at all, our ability to operate our business may be disrupted, which may adversely affect our business, financial condition, results of operations, and cash flows. See “— We rely on various third-party service providers to support the operation of our business. If these service providers fail to meet their contractual obligations to us or comply with applicable laws or regulations, or if we are unable to renew our contracts with them, our business may be adversely affected.”

If we grow rapidly in a new market or expanded territory, the risks associated with new market entry can exacerbate the strains on our operational capabilities, including provider contract fee schedule loading in claims systems, provider credentialing, prompt pay claims adjudication, customer service capacity, and utilization management.

Continued rapid growth in our business may exacerbate certain of the risks described elsewhere in this section, including our ability to accurately estimate costs, price our products, and charge appropriate premiums, as well as our ability to accurately assess, code and report IFP and MA risk adjustment factor (“RAF”) scores for our consumers. If we are not able to manage our growth effectively while maintaining the quality of our services and consumer satisfaction, our business, financial condition and results of operations may be materially adversely affected.

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses on an annual basis since our inception, and our net losses have grown as we have invested heavily in our business. We incurred net losses of $1.2 billion, $248.4 million, and $125.3 million for the years ended

December 31, 2021, 2020 and 2019, respectively. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We plan to continue to invest to grow our consumer base, diversify our product offerings, add additional Care Partners, invest in additional assets related to the delivery of healthcare, and hire more employees. We expect our operating costs will increase and therefore expect to incur net losses in the near to medium term. We may not achieve the benefits anticipated from these investments, which could be more costly than we currently anticipate, or the realization of these benefits could be delayed. These investments may not result in increased revenue or growth in our business and, accordingly, we may not be able to generate sufficient revenue to offset these cost increases and achieve and sustain profitability. Our recent and historical growth should also not be considered indicative of our future performance. If we fail to achieve and sustain growth and profitability, the market price of our common stock could decline.

Our limited operating history makes it difficult to evaluate our business and assess our future prospects.

We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in heavily regulated industries, such as difficulties determining appropriate investments given limited resources, effectively managing growth and efficiently navigating and complying with evolving regulations. We began offering our first health insurance plans in 2017, and our most substantial growth has occurred in the last two years. During that time, we have significantly expanded our products and services across both our Bright HealthCare and NeueHealth businesses, including as a result of the acquisitions we have made. We have also expanded our operations to different lines of business and geographies. As such, the complexity of our business has increased significantly in a short period of time, and our growth, strategy and profitability could be negatively impacted if we are unable to effectively manage this complexity. Any inability to manage our business effectively could result in slowing demand for our services, increased competition, a failure to capitalize on growth opportunities or the need to dispose of underperforming business units.

The ongoing COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business and results of operations.

The severity and magnitude of the ongoing COVID-19 pandemic has continued to evolve, and the duration of the pandemic continues to be uncertain. The pandemic has adversely affected our business and results of operations. The extent to which the COVID-19 pandemic will continue to impact our business, results of operations and financial condition will depend on future developments, which are unknown at this time. Factors that could impact our results include: the ultimate geographic spread, severity and duration of the COVID-19 pandemic; the impact of business closures, travel restrictions, social distancing and other government actions taken to contain the spread of COVID-19 and to address the economic and financial impacts related to the pandemic more broadly; the volume of canceled, delayed or rescheduled procedures or medical care and treatment; the effectiveness of actions taken to reduce transmission of the virus that causes COVID-19 (including the ongoing administration of vaccines, the availability of effective medical treatments, tests, and vaccines for additional groups of individuals, such as children under age five, continued research into treatments, the virus, and the disease); the ongoing emergence of new variants of the virus that causes COVID-19; the impact of the pandemic on economic activity and the labor market (particularly in the healthcare industry); and any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions caused by the pandemic. In addition, the long-term impact of the COVID-19 pandemic may not be fully understood or reflected in our results of operations and overall financial condition until future periods.

As a result of the ongoing COVID-19 pandemic and the associated protective and preventative measures and economic impacts, we have experienced and may continue to experience disruptions to our business. Risks presented by the ongoing effects of COVID-19 include, but may not be limited to, the following:

•Cost of Care for Consumers. The COVID-19 pandemic disproportionately impacts older adults, especially those with chronic illnesses, who constitute a significant portion of our MA consumer base, particularly in California, our largest MA population, and in Florida, where we have a significant concentration of our IFP members. We have experienced increased internal and third-party medical costs attributable to the provision of care for consumers suffering from the virus, primarily attributable to inpatient hospitalizations. Additionally, those of our consumers who have been infected by, and recovered from, the disease potentially face long-term health consequences which medical researchers continue to investigate. The total financial impact of the COVID-19 pandemic, as well as the unknowns surrounding the length of time that the public health emergency and associated public health measures will continue, is difficult to estimate.

•Changes to Care for Consumers and Patients. Many individuals have been prevented from seeking, have been reluctant to seek, or have intentionally delayed or postponed, in-person, non-life-threatening medical care and treatment, including elective procedures. Such reduction in healthcare services in our managed and affiliated medical groups has resulted in reduced NeueHealth fee-for-service revenue, while concurrent COVID-19 prevention protocols have increased costs. If our medical groups and MSOs continue to experience losses, NeueHealth’s financial results may be adversely affected.

•Documentation of Health Conditions. Due to the COVID-19 pandemic, we may not be able to adequately document the health conditions of our consumers and patients, as many of them have avoided in-person medical visits. Our third-party clients for our NeueHealth MSO may similarly be unable to adequately document the health conditions of their members. Inaccurate or inadequate documentation could result in an inaccurate RAF score, which could materially and adversely impact our Bright HealthCare revenue for future periods. In addition, inaccurate documentation could impact the ability of our NeueHealth MSOs to manage medical costs and quality metrics on behalf of its clients, putting it at greater financial risk and potentially adversely affecting the profitability of our NeueHealth business.

•Operational Disruptions and Heightened Cyber Security and Data Privacy Risks. The COVID-19 pandemic has resulted in our employees and those of many of our vendors working from home and conducting work via the internet. If the infrastructure of internet providers required for such work becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, our consumers’, and our vendors’ employees’ access to the internet could be limited. Such a disruption could result in work stoppages, delays, loss of productivity, and general business interruptions, all of which have the potential to harm our business operations, financial condition, and results of operations.

These remote working arrangements can also result in significantly more external touchpoints into our network and lead to a heightened risk of cyber security attacks or data security incidents. As we have grown and continued to operate remotely, and similar to other public companies, we have experienced an increase in attempted cyber-attacks, targeted intrusion, ransomware and phishing campaigns, and the pandemic has created additional difficulties in managing risk in the work-from-home environment. In the last six months, one of our subsidiaries and one of our third-party suppliers experienced cyber security incidents. See “— Security incidents or breaches, loss of data and other disruptions to our or our third-party service providers’ systems, information technology infrastructure, and networks could compromise sensitive or legally protected information related to our business or consumers, disrupt our business operations, and expose us to liability, which could adversely affect our business and our reputation” for further information. We have incurred and may continue to incur increased expenses to improve our security controls and remediate security vulnerabilities in response to these heightened cyber security risks. Over time, however, the sophistication of these threats continues to increase and the preventative actions we take to reduce the risk of cyber security incidents and protect our information may be insufficient. If such attempts are successful in the future or if PHI, or other proprietary, confidential, or personal data or information were to be exposed or compromised or our systems were shut down or became unavailable, our reputation, business and results of operations could be materially harmed. In addition, as mentioned above, our vendors have been, and may in the future be, subject to increased risks due to the current remote working environment, and any attempted cyber-attacks or other security incidents impacting our vendors could also disrupt our business and harm our reputation, business and results of operation.

•Changes in Regulatory Requirements. As a result of the COVID-19 pandemic, regulatory agencies have made, and may continue to make, significant changes (temporary or otherwise) to benefit coverage requirements (including the provision of free in-home COVID-19 test or other related products), enrollment standards or disenrollment standards, in each case, that could negatively impact our financial performance. For example, mandatory coverage of COVID-19 testing in the workplace or coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation and reporting on pharmacy benefits and drug costs contained in the Appropriations Act could result in substantial expenses that are not contemplated by our current rates. Furthermore, mandatory termination deferrals due to nonpayment of insurance premiums could result in a situation where we incur significant medical expense without the ability to collect any associated premium revenue.

•Market Disruption. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect the price of our common stock and our ability to access capital on favorable terms and continue to meet our liquidity and any acquisition financing needs.

To the extent the ongoing COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this section of this Annual Report titled “Risk Factors.”

Large-scale medical emergencies in one or more states in which we operate our business could significantly increase utilization rates, medical costs or risk overwhelming and disrupting our systems.

Large-scale medical emergencies can take many forms which may be associated with widespread illness, such as the ongoing COVID-19 pandemic, medical conditions or general threats to wellness. Currently our largest markets are in Florida, California, Texas, North Carolina, and Colorado, which can from time to time be impacted by hurricanes, flooding, earthquakes, wildfires, winter storms and other similar natural events, including as a result of climate change. A significant event of this kind could impact one or more of our markets by affecting outsized portions of our consumer population and require increased medical care or intervention, which could result in an unexpected increase in our medical costs. For example, we have experienced significant increased costs attributable to the provision of care for consumers suffering from COVID-19 and its related variants. Other conditions that could impact our consumers include labor shortages in critical need areas, a particularly virulent influenza season, pandemics or epidemics, and other foreign or domestic viruses or new variants of existing viruses for which vaccines may not exist, are not effective, or have not been widely administered. The medical costs and operating costs associated with assisting our consumers in response to any of these large-scale medical emergencies is difficult to predict. However, if one of the states in which we operate were to experience a large-scale natural disaster, a viral epidemic or pandemic, or some other large-scale event affecting the health of a large number of our consumers, our consumer costs in that state could rise, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Large-scale medical emergencies may also adversely impact our NeueHealth managed and affiliated medical groups, causing disruption in patient scheduling; displacement of patients, employees and care management personnel; or force clinics to close entirely for periods of time.

In addition, we may not be able to adequately maintain system functionality and business continuity due to any such events. This risk is further exacerbated by our reliance on third-party providers that perform critical operational functions for us. Any such disruption to our ability to conduct business could have a material adverse effect on our business, cash flows and results of operations.

Delays in our receipt of health plan premiums could adversely affect our operations, financial position and cash flows.

A substantial portion of our revenue is derived from health plan premiums. While we recognize premium revenue over the period that coverage is effective, there can be no assurance that we will receive premiums within a relevant coverage period. In addition, the implementation of certain policies by the state and federal governments could result in increased delays in the receipt of health plan premiums.

Our membership is concentrated in certain geographic areas and amongst certain populations, exposing us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions in those areas or affecting those populations.

Our membership is concentrated in certain states in the United States. As of December 31, 2021, approximately 83% of our consumers were residents of Florida, California, North Carolina and Colorado. In particular, our IFP business in Florida and our MA business in California made up 34% and 31% of total revenue, respectively, for the year ended December 31, 2021. Unfavorable changes in the regulatory environment for healthcare, unforeseen changes affecting the cost of living, other benefit costs, inflation (including wage inflation), reimbursement rates or increased competition in these states or any other geographic area where our membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results.

If we decide to enter new markets, they may not be as economical to serve as our existing markets.

Due to a variety of factors, such as novel local market dynamics and increased administrative costs relating to compliance with state laws and regulations, we may have difficulty providing the same level and types of healthcare in any new markets as we and our Care Partners currently provide in our established markets for the same cost. If we are unable to adequately price our new products in these markets, if the medical expenses of new consumers are higher than we anticipate, if the market is saturated with significant competition or if the rates of adoption for our business model or the demand for our product offerings in such new geographies are lower than we anticipate, we may not be able to serve those regions while realizing economic results as favorable as those results realized in the markets we currently serve. If we are unable to profitably grow and diversify our membership geographically, our results of operations may be materially and adversely affected.

We operate in competitive markets within a highly competitive industry.

The health insurance and care delivery markets are highly competitive. Competitors across the markets in which we compete are subject to dynamic regulatory requirements and industry expectations, emerging new product offerings, and constantly evolving consumer preferences and demands. Our principal competitors for consumers and payor contracts vary considerably in type and identity by market.

Our Bright HealthCare business currently faces competition from a range of health insurance companies targeting the IFP, MA, Medicaid, and employer markets, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. These competitors include large, national insurers, such as Aetna, Anthem, Centene, Cigna, Humana, and UnitedHealthcare and others, in addition to more regionally-focused insurers, such as Blue Cross Blue Shield licensees, Kaiser Permanente and other provider-sponsored health plan organizations.

Our NeueHealth business currently operates medical groups and competes with other medical groups in the same localities. NeueHealth also competes with MSOs, IPAs and other organizational entities aggregating and enabling providers to deliver primary care services under value-based care arrangements. These competitors include companies such as Agilon Health, ChenMed, Iora Health, Oak Street Health, OptumHealth and VillageMD. In addition, our NeueHealth business participates in the Medicare Shared Savings Program and other government programs designed to bring value-based care to fee-for-service Medicare beneficiaries, and NeueHealth competes with other participants in such programs. Furthermore, third-party payor clients may resist purchasing NeueHealth services because such clients may compete with Bright HealthCare in the same markets.

Many of our competitors have longer operating histories; greater brand recognition; stronger, more developed, and more extensive networks of physicians and other care providers; significantly greater financial, technical, marketing, and other resources; lower labor and development costs due to economies of scale; greater access to healthcare data; and larger membership bases, than we do. These competitors may engage in more extensive research and development efforts; undertake broader, more expensive, and more powerful marketing campaigns; and adopt more aggressive pricing or payment policies, each of which may enable them to build membership faster than us and to establish a larger patient base more quickly than us. Our competitors may also provide more differentiated products or services to their clients. Furthermore, the healthcare industry in the United States has experienced a substantial amount of consolidation. If our competitors were to be acquired by third parties with greater resources, these competitive risks could intensify, and we may face significant challenges in markets that have experienced significant competitor consolidation.

In addition, other companies may enter our markets in the future, including emerging competitors targeting IFP, MA and other populations, or other markets or products we choose to enter or be in at the time. We do not believe the barriers to enter our markets are substantial, and new competitors with comparable, better, or differentiated healthcare products and plans may emerge, or competitors may develop new approaches to value-based care, which could put us at a competitive disadvantage. In addition, because health plans are generally renewed annually, consumers enjoy significant flexibility in moving between health plans.

One of the key factors on which we compete for our consumers, especially in uncertain economic environments, is overall cost. We are therefore under pressure to contain premium price increases despite being faced with increasing healthcare and other benefit costs, as well as increasing operating costs. If, as a result of the competition we face, we are unable to increase our premium rates or our prices commensurate with increasing costs, our profitability could be adversely affected.

To the contrary, if we do not limit our price increases, we may lose consumers to our competitors offering more favorable pricing. In response to rising prices, our consumers may also purchase different types of products from us that are less profitable. If we are unable to compete effectively with our current and potential competitors for market share, we may also see a reduction in the demand for our products and services. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.

We may not be able to maintain the accuracy, integrity or availability of our data.

Our Bright HealthCare and NeueHealth businesses are highly dependent on the accuracy, integrity and availability of the data we generate and use to serve our consumers, Care Partners and other constituents, and to provide patient care. The volume of healthcare data generated, and the uses of data, including for electronic health records, are rapidly expanding. Our ability to implement new and innovative services, adequately price our products and services, provide timely and effective service to our consumers and clients and accurately report our results of operations depends on the accuracy and the integrity of the data in our information systems. If the data we rely upon to run our businesses is found to be inaccurate or unreliable, we could experience adverse effects on our ability to effectively conduct our business, including our ability to:

•accurately estimate revenue and medical costs;
•establish appropriate and timely pricing and accurately code our consumers’ RAF scores;
•prevent, detect and control fraud;
•prevent disputes with consumers and network providers;
•prevent errors in medical records;
•manage value-based care contracts;
•prevent regulatory sanctions, scrutiny or penalties; and
•reduce the incurrence of increased operating expenses.

We are in the process of implementing a new enterprise resource planning system and may experience issues with the transition or the new system may prove ineffective.

We are in the process of implementing a new enterprise resource planning (“ERP”) system, including our systems for tracking revenue and day-to-day business activities, such as accounting, procurement, project and risk management, and supply chain. Our ERP system will be key to our ability to execute our strategy, provide important information to management, accurately maintain our books and records, prepare our financial statements in a timely and efficient manner and fulfill our contractual obligations. Our transition to this new ERP system may disrupt our business if the system does not work as planned or if we experience issues relating to the implementation. Such disruptions could impact our ability to make payments timely or accurately to our service providers, and could also inhibit our ability to invoice and collect from our consumers. This system may also discover or create data integrity problems or other technical issues, which could impact our business or financial results. In addition, periodic or prolonged disruption of our financial functions could result from our adoption of the new system, general use of the ERP system, regular updates or other external factors outside of our control. If unexpected issues arise with our ERP system or related systems or technology infrastructure, our business, results of operations and financial condition could be adversely affected. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

Our technology platform may not operate properly or as we expect it to operate. We must continue to develop and maintain our technology platform to grow our business.

Our ability to drive brand awareness and to increase our membership and client base in our Bright HealthCare and NeueHealth businesses will depend, in part, on our ability to develop and improve our healthcare platform, BiOS, which includes Panorama, our administrative platform supporting our employees, Consumer360, our intelligent data hub, and DocSquad, our collaboration platform built to support consumers and providers. Although we launched the initial version of BiOS in 2021, we are still in the process of fully developing it. We cannot assure you that it will be broadly adopted by the market, including our consumers, providers and third-party payors, or that any component of BiOS will be timely completed. This system may encounter unforeseen difficulties, such as performance problems, undetected defects or errors, data integrity problems or other technical glitches. Any of these issues could impact the user experience and cause us to lose consumers, providers and payors, which could adversely impact our ability to execute on our growth strategy and adversely affect our business and results of operations.

Furthermore, recent trends toward greater consumer and client engagement in healthcare require new and enhanced technologies, including more sophisticated applications for mobile devices. Our information systems platforms require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing consumer and client preferences.

In addition, we periodically consolidate, integrate, upgrade and expand our information technology systems’ capabilities as a result of technology initiatives and new regulations, changes in our system platforms and integration of new business acquisitions. Any failure to protect, consolidate and integrate our systems successfully could result in higher-than-expected costs and diversion of management’s time and energy, which could materially and adversely affect our results of operations, financial position and cash flows. In addition, if any such failure causes our platform to malfunction or be temporarily unavailable, our existing consumers could become dissatisfied and leave our platform to join a competitor, we may be unable to attract new consumers and our brand and reputation could be adversely impacted. As a result, our revenue may not grow as expected, which could have a material adverse effect on our business, financial condition and results of operations.

Security incidents or breaches, loss of data and other disruptions to our or our third-party service providers’ systems, information technology infrastructure, and networks could compromise sensitive or legally protected information related to our business or consumers, disrupt our business operations, and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we create, receive, collect, maintain, store, use, process, transmit and disclose (“Process”) sensitive data, including PHI, and other types of personal data, personal information or personally identifiable information protected by various laws and regulations (collectively, “PII”). We also use third-party service providers to Process PHI, PII, sensitive information and other confidential information, including that of our consumers and service providers. We manage and maintain our technology platform and data using a combination of on-site systems, managed data center systems and cloud-based systems. Because of the sensitivity of the PHI, other PII and other confidential information we and our consumers and service providers process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are critically important to our operations and business strategy.

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

Security incidents and breaches of our infrastructure or our third-party service providers’ infrastructure, including physical or electronic break-ins, computer viruses, ransomware, or other malware, employee or contractor error or malfeasance, can disrupt or shut down our systems, or allow unauthorized access to, or misuse, disclosure, modifications or loss of confidential information, PHI, and other PII. Such breaches could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of PHI or other PII, such as HIPAA, the CCPA, and other state and federal laws and regulations. We may also be required to notify government authorities, individuals, the media, and other third parties in connection with a security incident or breach involving PHI or other PII, and could become subject to investigations, consent decrees, resolution agreements, monitoring agreements and similar agreements, and civil penalties. We require business associates and other outsourcing subcontractors who handle consumer and patient information to enter into business associate agreements, if applicable, and to agree to use reasonable efforts to safeguard PHI, other PII and other sensitive information. However, these measures may not adequately protect us from the risks associated with the Processing of such information.

In October 2021, one of our subsidiaries, True Health New Mexico, Inc. (“True Health” or “THNM”) experienced a data security incident. Upon learning of the incident, we promptly took steps to secure and contain the impacted True Health systems and supplemented our internal response teams with leading cyber security defense firms and other outside experts. These steps included taking preventative measures, including shutting down certain systems where necessary, as well as taking steps to supplement existing security monitoring, scanning and protective measures. True Health has restored its principal operations with no material day-to-day impact to its operations. Our investigation of the attack is substantially complete, and we are also working with law enforcement officials on their ongoing criminal investigation of this matter. True Health has notified appropriate governmental authorities and impacted parties and individuals, as required.

In addition, breaches of our security systems or those systems used by our third-party service providers or other cyber security incidents could also result in the misappropriation of confidential or proprietary information of ourselves, our consumers, our patients, or other third parties; viruses, spyware, ransomware or other malware being served from our network, platform or systems; the deletion or modification of content or the display of unauthorized content on our platform; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions such as denials of service attacks. For example, although none of our consumers’ PHI or PII was put at risk, last year, one of our third-party suppliers of certain services was recently subject to a ransomware attack, which caused delays in our claims payment processing to consumers. We cannot guarantee that our recovery protocols and backup systems will be sufficient to prevent data loss now or in the future, or that our remedies against third-party service providers will be sufficient to protect us in the event such service provider suffers a security breach or similar incident.

If we are not or are perceived to not be able to prevent such security breaches or privacy violations or implement acceptable remedial measures, we may be unable to operate our platform, perform our services, provide consumer assistance services, maintain accurate patient medical records, conduct research and development activities, collect, process and prepare company financial information, or provide information about our current and future products. There can be no assurance that we will be able to prevent another security incident such as occurred with True Health or that any future incidents will not have a more significant impact on our operations. There is an increased risk that we may experience cyber security-related events such as COVID-19-themed phishing attacks and other security challenges as a result of our employees and service providers working remotely from non-corporate-managed networks during the ongoing pandemic and beyond. The True Health breach and any future such breaches and violations may result in litigation, fines and penalties, require us to comply with breach notification laws, require us to verify the accuracy of database contents, and expose us to material operating expenses related to investigation, remediation and resolution of claims, all of which could result in increased costs.

As a result, we could suffer a loss of business and we may suffer reputational harm, adverse impacts on consumer and investor confidence and negative impact to our results of operations.

We rely on various third-party service providers to support the operation of our business. If these service providers fail to meet their contractual obligations to us or comply with applicable laws or regulations, or if we are unable to renew our contracts with them, our business may be adversely affected.

We rely on a number of third parties to perform certain operational functions and services for us, as well as to support our technology platform and our general services and administration functions. The continued growth of our business will depend, in part, on the ability of these third parties to perform their contractual obligations and our ability to achieve and maintain successful business relationships with these third parties. These third parties include but are not limited to:

• Claims management vendors. Our claims management vendors adjudicate and pay claims and generally manage the billing of medical services provided to our consumers and to members of NeueHealth’s third-party payors and other clients. We rely on two principal suppliers for ACA claims management and MA claims management, and which supplier we use depends on a variety of factors, including geography, specialty and capability. Any disruption or loss of these suppliers, or failure by them to comply with their contractual obligations and/or to timely and accurately provide claims information to us, could cause considerable strain on our business, result in delays in billings and collections, and negatively impact the experience of our consumers, our network providers, and our third-party payors and other clients. For the year ended December 31, 2021, we identified a material weakness related to claims pertaining to our IFP business, which were processed by a third-party service provider. Claims were processed inaccurately according to terms of provider contracts and/or related fee schedules, or did not consistently go through claims re-pricing, where necessary, prior to payment. Although we are undertaking and evaluating several steps to remediate this material weakness, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiency that led to such material weakness or that they will prevent or avoid a potential future material weakness. If we are unable to remediate this weakness or prevent the occurrence of similar control deficiencies in the future, it may have a material adverse impact on our financial conditions, results of operations or both.

• Utilization management vendors. Our utilization management vendors assist our business in managing healthcare costs by educating our health plan consumers and directing them to effective, efficient and personalized healthcare treatments based on evidence-based criteria or guidelines. If our utilization management vendors became less effective or were unable to provide their services to us, the costs of healthcare for our consumers may increase and our results of operations and financial condition may be adversely affected. Furthermore, our NeueHealth business also relies on the services of utilization management vendors when NeueHealth has been delegated responsibility for utilization management by its third-party payors and other clients.

• Pharmacy benefit management (“PBM”) service providers. Our PBM services suppliers provide us and certain of our consumers with services that include claims processing, specialty pharmacy services, mail pharmacy services, formulary services and coordination of benefits, retail network pharmacy network, participating pharmacy audits and reporting, all of which are crucial to our business.

• Cloud service providers and internet infrastructure service providers. We rely on cloud service providers and other service providers to host certain aspects of our IT infrastructure. We do not control the operation of our cloud service providers’ infrastructure or the facilities where their servers are located. The level of service provided by cloud service providers or managed data center providers could affect the availability or speed of our platform, which may also impact the usage of, and our consumers’, Care Partners’ and other constituents’ satisfaction with, our platform and could seriously harm our business and reputation. We also cannot guarantee that the contractual remedies we may have in place with these service providers would be sufficient to cover our losses.

• Software license providers. Our technology platform utilizes and integrates software licensed from third parties. However, it is possible that this software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. We also cannot guarantee that the contractual remedies we may have in place with such software providers will adequately protect us in the event such software is modified in a manner such that it can no longer be integrated with our own systems and networks, or if such software includes viruses, malware, other corruptants, or security vulnerabilities that impact our own systems and networks.

• Other vendors of core business functions. We rely on the systems of our third-party vendors to submit plan enrollment applications from potential consumers. If these systems were to fail or experience disruptions, we could experience significant failures and interruptions of our systems and the systems of our vendors, which could harm our business, operating results and financial condition. Because the ACA and Medicare annual enrollment periods are typically open for a limited time each year and are critical to our overall annual consumer enrollment, if these failures or interruptions occurred during that period or during other open enrollment periods, the negative impact on us would be amplified and could result in harm to our business and results of operations.

While we have entered into agreements with these third-party service providers, they have no obligation to renew their agreements on similar terms or on terms that we find commercially reasonable, or at all. Identifying replacement third-party service providers, and negotiating agreements with them, requires significant time and resources. If any one of our material third-party service provider’s ability to perform their obligations was impaired, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms, and we may not be able to meet the full demands of our consumers and Care Partners within the time periods expected, or at all. While we believe we will be able to insource the responsibilities of many of our third-party service providers in the future, there can be no assurance that we will be able to do so in a manner that enables us to meet the demands of our consumers and Care Partners.

In addition, any shift in business strategy, corporate reorganization, or financial difficulties faced by our third-party providers, such as bankruptcy, may have negative effects on our ability to execute our business strategy. If our third-party providers are unable to keep up with our growing needs for capacity, it could have an adverse effect on our business and reputation, cause us to lose consumers or harm our ability to attract new consumers to our health plan business, or to maintain and grow our other businesses. In the event we make any material changes to our third-party service providers due to changes in our business needs or otherwise, such as mid-year changes or efforts to insource currently outsourced services, we may experience significant operational and service disruptions.

In addition, we may not be able to ensure that our third-party providers perform in accordance with agreed upon, regulated and expected standards, and we could be held accountable for their failure to do so which may subject us to fines or other sanctions or otherwise materially negatively impact our business and results of operations. See “— We are subject to inspections, reviews, audits and investigations under federal and state government programs and contracts. The results of such audits could adversely and negatively affect our business, including our results of operations, liquidity, financial condition and reputation.”

Any termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruption or unavailability, and harm our ability to continue to develop, maintain and improve our products. This could reduce our ability to attract Care Partners, limit enrollment in our health plan business, increase our medical costs, hinder expansion of our NeueHealth business, and result in an inability to meet our obligations or require us to seek alternative service providers on less favorable contract terms, any of which could adversely affect our business, brand, reputation or operating results.

The failure to enter into value-based care agreements with health plans or the renegotiation, non-renewal or termination of such agreements could materially negatively impact our business, results of operations, financial condition and cash flows.

The success of our NeueHealth business is dependent on our ability to enter into value-based care agreements with third-party payors and with Bright HealthCare. Even if we are successful at entering into these agreements, such agreements may be subject to renegotiation, and the renegotiated terms may not be as favorable to us. Additionally, under certain of our existing value-based care agreements with third-party payors, the health plan is permitted to modify their benefit designs, their pricing parameters, and the specific terms and conditions governing the value-based arrangement from time to time during the terms of the agreements. If a health plan makes such changes during the term of our agreement, or if we enter into contracts with unfavorable economic terms, we could suffer losses with respect to such contract. In particular, if we enter into capitation or other value-based care contracts with unfavorable terms, or such contracts are amended to include unfavorable terms, we could experience significant losses. Depending on the health plan at issue and the amount of revenue associated with the health plan’s agreement, if the contract permits a renegotiation of the terms triggered by health plan changes, the renegotiated terms or termination could materially negatively impact our business, results of operations, financial condition and cash flows.

If we are required to maintain higher statutory capital levels or if we are subject to additional capital reserve requirements as we pursue new business opportunities, our balance sheet may be adversely affected.

Our IFP, MA and employer plans are operated through regulated insurance subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require us to maintain minimum levels of statutory capital, or net worth, as defined by each applicable state. Such states may raise or lower the statutory capital level requirements at will. Our history of losses has generally meant that we are infusing more capital into our largest states. Certain other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. The state departments of insurance, or applicable bodies regulating insurance, in any state could require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our consumers. In addition, as we continue to expand our plan offerings and expand into new states, grow our membership, and pursue new business opportunities, we may be required to maintain higher levels of statutory capital. If higher level of statutory capital are required, this could reduce our available funds, which could harm our ability to execute our business strategy and invest in our growth opportunities. In addition, laws in many states require increasing degrees of regulatory oversight and intervention if a company’s risk-based capital declines below certain thresholds. If our levels of statutory capital were to decline below these thresholds, we may be subject to heightened supervision, examination, rehabilitation or liquidation.

NeueHealth may be subject to state regulations that, among other things, require us to maintain minimum capital reserves, as defined by each applicable state in connection with the assumption of financial risk for the performance of for consumers attributed to our NeueHealth RBOs.

If we fail to achieve robust brand recognition or are unable to maintain or enhance our reputation, our business, financial condition and results of operations may be adversely affected.

Developing strong brand recognition and maintaining and enhancing our reputation in both our Bright HealthCare and NeueHealth businesses is critical to maintaining our existing relationships and to our ability to attract new consumers, Care Partners and other constituents to our platform. Promoting our brand requires substantial investments and we anticipate that, as our market remains increasingly competitive, our marketing initiatives will become increasingly expensive and challenging to successfully implement. Attempts to grow our brand and investments in marketing our platform and plans may not be successful or yield increased revenue as we expect, and even if these activities result in increased revenue, the increased revenue may not offset the expenses we incur to achieve such results. In addition, our current marketing efforts to date have been limited to certain geographic regions and markets where our business operates to ensure an efficient use of resources. If we continue to grow nationally, we will need to spend additional resources to build strong national brand recognition and there can be no assurance that our efforts will be effective. If we do not successfully develop widespread brand recognition and maintain and enhance our reputation, our business may not grow and we could lose our existing relationships, which could harm our business, financial condition and results of operations.

If we fail to offer high-quality customer support in our business, our reputation and our ability to maintain or expand membership or attract Care Partners and third-party payors could suffer, which could adversely affect our results of operations.

Providing high-quality operational support and service to our consumers, Care Partners and third-party payors is an important part of our business. Our ability to attract and retain consumers is largely dependent upon our ability to offer an easy-to-navigate membership enrollment process as well as upon our ability to provide cost effective, quality customer service, including effective call center operations and claims processing support, that meets or exceeds our consumers’ expectations. Certain user support operations are supported by third-party vendors. If we or our vendors fail to provide services that meet our customers’ expectations, we may have difficulty retaining or growing our membership as well as Care Partner and third-party payor relationships, which could adversely affect our business, financial condition and results of operations.

We expect that the importance of offering high-quality support to our consumers will increase as we expand our business, grow markets, add new products, and pursue new consumers, Care Partners, and third-party payors. This has put, and will continue to put, pressure on our ability to maintain high-quality customer support, or a market perception that we do not maintain high-quality user support, could harm our reputation and negatively impact our ability to grow membership, build Care Partner relationships, and attract third-party payors, which could adversely affect our business, results of operations, and financial condition. Additionally, as our number of consumers, Care Partners and third-party payors grows, we will need to hire additional support personnel to provide efficient platform support at scale. If we are unable to provide such support, our business, results of operations, financial condition and reputation could be harmed.

Reductions in the quality ratings of our MA health plans could have a materially negative impact on our business, results of operations, financial condition and cash flows.

Many of the government healthcare coverage programs in which we participate are subject to the prior satisfaction of certain conditions or performance standards or benchmarks. For example, a portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s Star Rating. A plan’s Star Rating affects its image in the market, and plans that perform well are able to offer enhanced benefits and market more effectively. The Star Rating system considers various measures adopted by CMS, including, among others, quality of care, preventive services, chronic illness management and consumer satisfaction. Only plans with a rating of four (4.0) stars or higher qualify for bonus payments. Medicare Advantage plans with Star Ratings of five (5.0) stars are eligible for year-round open enrollment; conversely, plans with lower Star Ratings have more restricted times for enrollment of beneficiaries. Medicare Advantage plans with Star Ratings of less than three (3.0) stars for three consecutive years are denoted as “low performing” plans on the CMS website and in the CMS “Medicare and You” handbook. In addition, in 2019, CMS had its authority reinstated to terminate Medicare Advantage contracts for plans rated below three (3.0) stars for three consecutive years. As a result, Medicare Advantage plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings. To date, we have not been able to achieve a four (4.0) Star Rating on our MA plans, which are therefore not currently eligible for quality bonuses. Furthermore, the Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain three (3.0) Star Ratings or greater in the future. We cannot assure you that we will be successful in maintaining or improving our Star Ratings in the future. In addition, audits of our performance for past or future periods may result in downgrades to our Star Ratings. Our health insurance subsidiaries’ operating results, premium revenue, and benefit offerings will likely depend significantly on their Star Ratings, and there can be no assurances that we will be successful in achieving and maintaining favorable Star Ratings. If we do not achieve an acceptable level of Star Ratings, our plans will not be eligible for quality bonuses in the future and we may experience a negative impact on our revenue and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial position and cash flows. Any changes in standards or care delivery models that apply to government healthcare programs, including Medicare, or our inability to maintain or improve our quality scores and Star Ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs, which in turn could materially negatively impact our results of operations, financial position and cash flows.

Similarly, healthcare accreditation agencies such as the National Committee for Quality Assurance (“NCQA”), evaluate health plans based on various criteria, including effectiveness of care and consumer satisfaction. Health insurers seeking accreditation from NCQA must pass a rigorous, comprehensive review, and must annually report their performance. If we fail to achieve and maintain accreditation from agencies, such as NCQA, we could lose the ability to offer our health plans on Health Insurance Marketplaces, or in certain jurisdictions, which could materially and adversely affect our results of operations, financial position, and cash flows.

We may be unsuccessful in identifying and acquiring suitable acquisition candidates or integrating acquired companies, which could impede our growth and ability to remain competitive.

Over the course of the last several years, we have acquired several businesses. Maintaining acceptable growth may rely in part on our ability to successfully acquire and integrate companies that complement and accelerate the execution of our strategies in new and existing markets. However, we may not successfully identify suitable acquisition candidates or we may have difficulty in identifying prospective acquisition candidates. In addition, we may not be able to successfully complete an acquisition after identifying a candidate. We sometimes compete for acquisition and expansion opportunities with entities that have greater financial resources or are otherwise willing to pay more than us. We face higher risks if our acquisition strategy requires us to seek additional financing, as our ability to obtain additional financing on satisfactory terms and conditions will depend upon several factors, many of which are beyond our control. Additionally, in recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still SPACs seeking targets for their initial business combination, as well as many SPACs currently in registration with the SEC. As a result, at times, fewer attractive acquisition targets may be available, and may require more time, more effort and more resources for us to identify a suitable target and to consummate an acquisition.

Even after the successful acquisition of a business, we may be unable to successfully integrate the acquired business with our existing business and operations or the business may not perform in accordance with the projections that informed the purchase price for such acquisition. The integration of an acquired business involves a number of factors that may negatively affect our operations, including, but not limited to:

• distraction of management or lack of leadership within the acquired business to succeed retiring leaders;
• significant costs and difficulties, including implementing or remediating controls, procedures, and policies at the acquired company; integrating the acquired company’s accounting, human resource and other administrative systems; integrating and/or remediating information security systems; coordinating product and sales and marketing functions; transitioning operations, consumers, clients, and other users onto our existing technology platforms; and retaining of key personnel;
• tax and accounting issues, including the creation of significant future contingent liabilities relating to earn-outs for acquisitions or other financial liabilities; and
• unanticipated problems or legal liabilities, or lack of adequate compliance or regulatory policies, processes, technologies and resources.

Although we conduct due diligence with respect to the business and operations of each of the companies we acquire, we may not have identified all material facts concerning these companies. Unanticipated events or liabilities relating to these companies could have a material adverse effect on our results of operations, financial condition and cash flow. Furthermore, once we have integrated an acquired company, it may not achieve levels of revenue, profitability, or productivity comparable to our existing business, or otherwise perform as expected, and we cannot assure you that past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Our failure to successfully acquire and integrate businesses may cause us to fail to realize the anticipated benefits of such acquisitions or investments, cause us to incur unanticipated liabilities and/or harm our business generally, which may have an adverse effect on our revenue, results of operations, financial condition and cash flow.

Medical liability claims made against us in the future could cause us to incur significant expenses and pay significant damages if not covered by insurance.

The risk of medical liability claims against our NeueHealth managed and affiliated medical groups, as well as against the treating physicians and other medical practitioners, is an inherent part of our business. While we endeavor to carry appropriate levels of insurance covering medical malpractice claims, successful medical liability claims might exceed our insurance coverage or the coverage held by our provider partners, which could make us secondarily liable for such incidents. Furthermore, professional liability insurance, including medical malpractice insurance, is expensive and insurance premiums may increase significantly in the future, especially as we continue to expand our product offerings. As a result, adequate professional liability insurance may not be available to our physicians and other medical practitioners or to us in the future at acceptable costs or at all.

Additionally, our health plan business may be targeted for medical liability lawsuits based on vicarious liability or other legal theories by which plaintiffs seek to hold our health plans liable for medical results associated with care rendered by our Care Partners or other network providers.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our partners from our operations, which could have a material adverse effect on our business, reputation, financial condition and results of operations. Additionally, any claims made against us, whether meritorious or not, may increase the cost of our insurance premiums which could adversely impact our business.

Protecting our intellectual property rights may be expensive and demand management’s attention, and failure to protect or enforce our intellectual property rights could harm our business and results of operations.

We rely on a combination of trade secret, copyright and trademark laws and confidentiality agreements, along with other contractual provisions to protect our proprietary technology and intellectual property rights, including the content and design of our brand and logo, our website, our platform, our software code and our data. We believe that our intellectual property rights are an essential asset of our business and critical to our success. We endeavor to maintain and protect our intellectual property. Despite such efforts, unauthorized parties may attempt to copy aspects of our intellectual property or obtain and use information that we regard as proprietary and, if we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to erode or negate our competitive advantage, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology and delay or render impossible our achievement of profitability. We cannot guarantee that confidentiality agreements we have put into place will not be breached, that we will have adequate remedies in the event of a breach, or that such agreements will adequately protect our intellectual property rights, internally developed technology and other information that we consider proprietary. Moreover, there can be no assurance that our proprietary technology will not be independently developed by competitors or that the intellectual property rights we own or license will provide competitive advantages or will not be challenged or circumvented by our competitors.

Obtaining, maintaining and defending our intellectual property rights can be expensive, and a failure to protect our intellectual property rights in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. In particular, we believe it is important to maintain, protect and enhance our brands. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States. Third parties may challenge our use of our trademarks, oppose our trademark applications, or otherwise impede our efforts to protect our brand. In the event that we are unable to register our trademarks in certain jurisdictions, we could be forced to rebrand our products, which could slow our growth in those jurisdictions, harm our brand recognition, or could require us to devote resources to advertising and marketing new brands.

In addition, we may not always detect or protect against infringement of our intellectual property rights. Litigation may be necessary to enforce or defend our intellectual property rights or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management attention and technical resources, any of which could adversely affect our business and results of operations. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits and adversarial proceedings that attack the validity and enforceability of our intellectual property rights.

If we fail to maintain, protect and enhance our intellectual property rights, our business, results of operations and financial condition may be harmed and the market price of our common stock could decline.

In the future, we may be subject to claims that we violated intellectual property rights, which can be costly to defend and could require us to pay significant damages and limit our ability to operate.

We cannot be certain that the operation of our business does not and will not infringe the intellectual property rights of others, or that third parties will not claim, legitimately or otherwise, that our products and services infringe their intellectual property rights. Our future success could be affected by claims of intellectual property infringement, whether or not such claims have merit. There may be intellectual property rights held by others that cover important parts of our technologies, content, branding or business methods, and we may be unaware of such rights.

We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of intellectual property rights of third parties by us or our consumers in connection with their use of our products and services. These claims also could subject us to significant liability for damages and could force us to stop using technology, content, branding or business methods found to be in violation of another party’s intellectual property rights. We might be required or may opt to seek a license for rights to intellectual property rights owned by others, which may be unavailable on commercially reasonable terms, or at all. We could be required to pay significant royalties to license products, increasing our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense, be infeasible or make us less competitive in the market. Such disputes could also disrupt our business, which could adversely impact our consumer satisfaction and ability to attract consumers. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to execute our business strategy. Furthermore, we may be obligated to indemnify other parties as a result of litigation. In the case of infringement or misappropriation caused by technology that we obtain from third parties, the indemnification or other protections we receive from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. Any of these outcomes could have knock-on effects and harm our business and operating results.

We rely on our talent, and the loss of any members of senior management or other key employees or an inability to hire, retain, motivate or develop other highly skilled employees could harm our business or impact our ability to grow effectively.

We are led by a seasoned management team with decades of healthcare and public company operating experience. The continued growth and success of our business relies, in part, on the continued services of our senior management team and other key employees. Competition for talent is intense in our industry. While we use various measures to attract and retain talent, including fair and reasonable market-based compensation plans and an equity incentive program for key executive officers and other employees, these measures may not be adequate to hire, retain, motivate and develop the personnel we require to successfully scale our business and to operate our business effectively. Furthermore, members of our senior management team are difficult to replace. In particular, the loss of the employment contributions of our Chief Executive Officer, Mr. Mikan, or other key members of the executive management team, could significantly delay or prevent the achievement of our strategic objectives.

Global economic conditions and economic uncertainty or downturns, particularly as it impacts particular industries, could materially and adversely affect our business and operating results.

In recent years, our business has been and may continue to be affected by various factors and events that are beyond our control. The United States has experienced economic downturns and market volatility, and domestic and worldwide economic conditions remain uncertain. For example, Russia’s recent attack on Ukraine has had significant impacts on a wide variety of financial markets and supply chains around the world. It may be extremely difficult for us, our Care Partners and our other key constituents to accurately plan future business activities and execute on our business objectives as a result of economic uncertainty and other macroeconomic factors. In addition, global economic conditions and economic uncertainty may cause our consumers to slow spending on our health plans or Care Partners to cease partnering with our business, which could ultimately harm our business. Furthermore, during uncertain economic times our consumers may face challenges or delays in obtaining access to funds used to make monthly premium payments, which could result in an impairment of their ability to make timely payments to us. In addition, our business relies on third parties, and we are susceptible to risks related to the potential financial instability of such third parties, including vendors that provide services to us or to whom we delegate certain functions. If these third-party vendors cease to do business as a result of broader economic conditions or if they become unable to provide us with the level of service we expect, we may not be able to find an alternative service provider in a timely manner, or on acceptable financial terms, which could impact our ability to meet the expectations and needs of our consumers.

We cannot predict the timing, severity or duration of any economic slowdown or the strength or speed of any subsequent recovery generally. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition and results of operations could be materially adversely affected.

We compete for physicians and other healthcare personnel for our NeueHealth business, and shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.

Our NeueHealth business is dependent on the efforts, abilities and experience of employed and contracted physicians, nurse practitioners, registered nurses and other medical professionals. We compete with other healthcare providers, hospitals, clinics, networks and other facilities, in attracting physicians, nurses and medical staff required to support our business. Recruiting and retaining qualified management and support personnel responsible for the daily operations of our business is vital to the continued growth and success of our business, as well as our profitability. In many markets in which we operate, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing our business and all healthcare providers exacerbated by increased worker attrition as a result of the ongoing COVID-19 pandemic. As a result of this competition, we may need to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We may not be able to attract new physicians and clinical personnel to replace the services of terminating personnel or to service our growing membership.

We may not be able to raise rates or to grow our business to offset increased labor costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited.

We have employment contracts with physicians and other health professionals in Florida and anticipate growing into other geographies. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. California, Florida, and other states’ laws, may prohibit us from enforcing our non-competition covenants with our professional staff particularly in rural locations or in specialty practice areas. Some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. There can be no assurance that our non-compete agreements related to physicians and other health professionals will be found enforceable if challenged in certain states. In such event, we would be unable to prevent physicians and other health professionals formerly employed by us from competing with us, potentially resulting in the loss of some of our patients and other health professionals.

Our health plan products are subject to risk adjustment programs, which if not managed properly can result in risk adjustment transfers that do not reflect our true risk profile, which could adversely impact our financial results and cash flows.

The IFP and MA markets we serve employ risk adjustment programs that impact the revenue we recognize for our enrolled membership. These risk adjustment programs are designed to compensate us for the level of risk we take in providing healthcare services to our overall consumer population. In order to be reimbursed by government payors at a level commensurate with our consumer population risk, we must ensure that our Care Partners are identifying and properly inputting data to code all chronic and severe diagnoses to create an accurate health profile for each consumer. If our Care Partners do not accurately record this consumer data, including our consumers’ “risk scores”, we may not be able to accurately estimate our revenue and medical costs. If we fail to obtain accurate claims or other related data in a timely manner, we may not be able obtain accurate risk scores during the time period in which we expected to, or at all. See “– We rely on various third-party service providers to support the operation of our business. If these service providers fail to meet their contractual obligations to us or comply with applicable laws or regulations, or if we are unable to renew our contracts with them, our business may be adversely affected.” If the data on our consumer population overstates the health risk of our consumer population, we may be obligated to return funds we have received to government payors. Conversely, if we understate the health risk of our consumer population, we will not receive funds from government payors that we would otherwise be entitled to receive. As a result of the variability of certain factors that go into the development of the risk adjustment we recognize, such as risk scores and other market-level factors where applicable, the actual amount of revenue could be materially more or less than our estimates. Consequently, our estimate of our health plans’ risk scores for any period, and any resulting change in our accrual of revenue related thereto, could have a material adverse effect on our results of operations, financial condition, and cash flows. The data provided to CMS to determine risk scores is subject to audit by CMS even several years after the annual settlements occur. If the risk adjustment data we submit is found to incorrectly overstate the health risk of our consumers, we may be required to refund monies previously received by us and/or be subject to penalties or sanctions, including potential liability under the FCA, which could be significant and would reduce our revenue in the year that repayment or settlement is required. We have had in the past to take reserves against our premium revenue because of our difficulty to accurately estimate risk adjustment in our business. Furthermore, if the data we provide to CMS incorrectly understates or overstates the health risk of our consumers, we might be underpaid or overpaid for the care that we must provide to our consumers, which could have a negative impact on our results of operations and financial condition.

It is possible that claims associated with consumers with higher RAF scores could be subject to more scrutiny in such an audit and that the findings of an audit could result in future adjustments to premiums or in adjustments to the payments made by CMS to us. CMS may also assess penalties for inaccurate or unsupportable RAF scores provided by us or our Care Partners. In addition, we could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On December 13, 2021, the Department of Justice announced a final rule regarding adjustments to FCA penalties, under which the per claim range increases to a range from $11,803 to $23,607 per claim, so long as the underlying conduct occurred after November 2, 2015. Because CMS conducts its audits at random, there can be no assurance that we will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to CMS is accurate and supportable. Substantial changes to the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect our reimbursement.

Our business may require additional capital, and this capital might not be available on acceptable terms, if at all. If capital is not available to us, our business and financial condition may be impaired.

We have invested heavily in the growth of our business. We intend to make additional investments to support our business growth and may require additional capital to respond to business needs, requirements and opportunities, including to develop and enhance new and existing products and services, enter new markets, further develop our infrastructure, and comply with any statutory capital and risk-based capital requirements as we continue to grow our enrollment of plan consumers. In addition, we intend to continue making strategic acquisitions as the opportunities arise, some of which may be material to our operations. Accordingly, we may make future commitments of capital resources and may need to engage in additional equity or debt financings to secure additional funds. Whether we issue debt or equity securities will, in part, depend on contractual, legal and other restrictions that may limit our ability to raise additional capital. For example, the Credit Agreement contains, and any agreements governing our future indebtedness could contain, restrictive covenants relating to our financial and operational matters, including covenants that limit the amount of debt we may incur. In addition, we may not be able to obtain additional or sufficient financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited or impaired.

Our executive officers, directors and holders of 5% or more of our common stock collectively beneficially own approximately 59% of the outstanding shares of our common stock as of December 31, 2021, and have substantial control over us, which may limit your ability to influence the outcome of important transactions.

Our executive officers, directors and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 59% of the outstanding shares of our common stock, as of December 31, 2021. As a result, these stockholders, if acting together, may continue to exercise significant influence over or control matters requiring approval by our stockholders, including the election and removal of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that conflict or differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or by discouraging others from making tender offers for our shares, which may ultimately affect the market price of our common stock.

Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.

As of March 1, 2022, we had$46.1 million of of outstanding letterss of credit under the Credit Agreement and $303.9 million of remaining availability thereunder. We may incur substantial indebtedness under the Credit Agreement or otherwise in the future and, if we do so, the risks related to our level of indebtedness could increase. Our borrowings, current and future, will require interest payments and will need to be repaid or refinanced, which could require us to divert funds identified for other purposes to debt service and could create additional cash demands or impair our liquidity position and add financial risk. Diverting funds identified for other purposes for debt service may adversely affect our business and growth prospects. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, reduce or delay expenditures, or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our level of indebtedness could affect our operations in several ways, including but not limited to the following:

•it may be difficult for us to satisfy our obligations with respect to our debt;
•the covenants contained in the Credit Agreement or in future agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, refinance debt, dispose of assets, and make certain investments;
•our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•a high level of debt may place us at a competitive disadvantage as compared to our competitors that are less leveraged and therefore may be able to take advantage of opportunities that our level of indebtedness would prevent us from pursuing; and
•a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or other purposes.

In addition, borrowings under the Credit Agreement bear interest at variable rates based on prevailing conditions in the financial markets, and changes to such variable market rates may affect both the amount of cash we must pay for interest as well as our reported interest expense. Assuming our $350 million credit facility were to be fully drawn, a 100 basis point increase to the applicable variable rate of interest would increase the amount of interest expense by $3.5 million per annum. If we are unable to generate sufficient cash flows to pay the interest expense on our debt, future working capital, borrowings, or equity financing may not be available from which to pay or refinance such debt. Further, the publication of LIBOR is expected to be discontinued in mid-2023. We are currently assessing the impact that the discontinuation of LIBOR may have on us. It is possible that the transition from LIBOR will result in interest rates and/or payments that result in higher borrowing costs over time than would have been our obligations if LIBOR continued to be available in its current form. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital resources — Indebtedness.”

The Credit Agreement contains restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with, cure breaches of, or obtain waivers of covenants could result in an acceleration of the maturity date on our indebtedness.

The Credit Agreement contains, and agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions, or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The Credit Agreement restricts, subject to certain exceptions, among other things, our ability and the ability of our subsidiaries to:

•incur additional indebtedness and guarantee indebtedness;
•create or incur liens;
•make investments and loans;
•engage in mergers, consolidations, or sales of all or substantially all of our assets;
•pay dividends or make other distributions, in respect of, or repurchase or redeem, capital stock;
•prepay, redeem, or repurchase certain debt;
•engage in certain transactions with affiliates;
•sell or otherwise dispose of assets; and
•amend, modify, waive, or supplement certain subordinated indebtedness to the extent such amendments would be materially adverse to lenders.

In addition, any future financing arrangements entered into by us or any of our subsidiaries may contain similar restrictions. As a result of these covenants and restrictions, through our subsidiaries we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, we are required to maintain specified financial ratios and satisfy other financial condition tests. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness.” The terms of any future indebtedness we or our subsidiaries may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our or our subsidiaries’ failure to comply with the restrictive covenants described above as well as others contained in our or our subsidiaries’ future debt instruments from time to time could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their maturity. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected. If we were unable to repay or otherwise refinance these borrowings, the lenders under the Credit Agreement could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. Any acceleration of amounts due under the Credit Agreement, or the exercise by the applicable lenders or agent of their rights under the related security documents, would likely have a material adverse effect on our business.

Risks Related to Legal Proceedings and Governmental Regulations

Modifications or changes to the U.S. health insurance markets, including as a result of legislation, could adversely affect our business and operating results.

Our business operates in the evolving public and private sectors of the U.S. health insurance system, and our future financial performance will depend in part on growth in the market for private health insurance, as well as our ability to adapt to regulatory developments and the development of new state and federal government programs. Such modifications and changes could reduce demand and adversely affect our business. For example, some elected officials have recently introduced proposals to expand the Medicare program, which range from the creation of a new single-payor national health insurance program for all residents to less overarching proposals, including lowering the age of eligibility for the Medicare program, expanding Medicare to a larger population and creating a new public health insurance option that could compete with private insurers. In addition, in states such as New York and California, legislators have regularly introduced proposals to establish a single-payor or government-run healthcare system at the state level. Federally, there have been numerous political and legal efforts to modify or repeal the ACA, its implementation or its interpretation, as well as court challenges to the constitutionality of the law. On June 17, 2021, the U.S. Supreme Court determined that the plaintiffs in the latest constitutional challenge to the ACA lacked standing, but did not specifically rule on the constitutionality of the individual mandate or the severability issue presented by the case. The Biden administration and Congress may propose changes to elements of the ACA. There is uncertainty regarding whether, when, and what other health reform measures will be adopted, the timing and implementation of alternative provisions, and the impact of alternative provisions on providers, plans, and other healthcare industry participants. Other health reform initiatives and proposals, such as the limitations and prohibitions on surprise billing enacted under the Appropriations Act and price transparency requirements, may impact prices, our competitive position and our relationships with patients, insurers, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. The U.S. Department of Health and Human Resources recently proposed regulatory changes for 2023 and beyond whereby individual market health plan products would need to meet standardized benefit design requirements and heightened network adequacy standards that may impact how our products operate in existing service areas. These changes may impact our ability to ensure Care Partner networks meet evolving adequacy and availability standards. Until the details of these evolving requirements and any additional future reform standards are clarified, we are unable to predict the nature and success of such health reform initiatives, which may have an adverse impact on our business. We continue to evaluate the effect that such proposals and the ACA and its possible modifications, repeal and replacement has on our business.

As the regulatory and legislative environments within which we operate are evolving, we may not be able to ensure timely compliance with such changes due to limited resources. Furthermore, we face challenges prioritizing the allocation of resources between implementing systems responsive to new legislative or regulatory requirements, focusing on growth-related operations and implementing adequate management systems and controls. If our operations are found to be in violation of any of the federal and state regulations that apply to us, we may be subject to penalties that curtail our operations, which could adversely affect our ability to operate our business and our results of operations.

The ongoing challenges and changes to the ACA and related laws and regulations could adversely affect our business, cash flows, financial condition and results of operations.

Approximately 62% of our revenue for the year ended December 31, 2021 was derived from sales of health plans subject to regulation under the ACA. Consequently, changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows. Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose changes impacting the ACA, which could materially and adversely affect our business, results of operations, and financial conditions.

There have been significant efforts to repeal, or limit implementation of, certain provisions of the ACA. Such initiatives include the elimination of the financial penalty associated with not complying with the ACA’s individual mandate effective in 2019, as well as easing of the regulatory restrictions placed on short-term limited duration insurance plans, some or all of which may provide fewer benefits than the traditional ACA-mandated insurance benefits. The Biden administration and Congress have implemented changes to the ACA and may advance additional changes to the ACA in the future. We are unable to predict how these events will ultimately be resolved and what the potential impact may be on our business, products, services and relationships with our consumers and Care Partners. Further regulations and modifications to the ACA at the federal or state level, could have significant effects on our business and future operations, some of which may adversely affect our results of operations and financial condition.

We rely on the Health Insurance Marketplaces, which were established by the ACA, to promote our IFP products, and to increase membership. Any perceived uncertainty and possible changes in the Health Insurance Marketplaces could result in reduced participation from individuals seeking insurance coverage and possible non-renewal of existing policies and could materially and adversely impact our business, financial condition, and results of operations.

The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of APTCs, available through Health Insurance Marketplaces. The American Rescue Plan Act of 2021 (“ARPA”), which was enacted March 11, 2021, made several changes to premium tax credits and APTCs, including temporarily expanded eligibility for premium tax credits for unemployment compensation beneficiaries who receive such compensation in 2021 and for households with annual incomes above 400% of the federal poverty level; temporary increases in premium tax credit amounts; and a temporary suspension of the requirement to repay excess payments of 2020 APTCs. APRA’s changes will likely result in more IFP premium funded via APTCs and could have significant effects on our business and future operations, which could affect our results of operations and financial condition. There have been efforts to eliminate cost sharing subsidies and/or refusal to fund such subsidies. For the year ended December 31, 2021, approximately 77% of the premium revenue from our Bright HealthCare consumers was subsidized by such subsidies. Although individuals would still be able to purchase coverage, possibly through marketplaces that continue to be maintained by certain states or by purchasing coverage directly from an insurer, the elimination of subsidies would make such coverage unaffordable to some individuals and could thereby reduce overall membership and impact marketplace enrollment.

We are unable to predict the ultimate impact of the CARES Act and other stimulus legislation, or the effect that such legislation and other governmental responses intended to assist providers in responding to COVID-19, may have on our business.

In response to the ongoing COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief. Together, the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act, the Appropriations Act, and ARPA authorize over $186 billion in funding to be distributed to eligible healthcare providers. These funds are intended to reimburse eligible providers, including Medicare- and/or Medicaid-enrolled providers and suppliers, for lost revenues and health care related expenses attributable to COVID-19. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing, not using funds received to reimburse expenses or losses that other sources are obligated to reimburse and audit and reporting requirements.

The CARES Act also made other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payments adjustments. The CARES Act and related legislation suspended the Medicare sequestration payment adjustment from May 1, 2020 through March 31, 2022, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, but extended sequestration through 2030. Congress reduced the sequestration adjustment to 1% from April 1 through June 30, 2022, and the adjustment will return to 2% on July 1, 2022. For the first six months of fiscal year 2030, the adjustment will increase to 2.25%, and for the last six months of fiscal year 2030, the adjustment will increase to 3%. ARPA, in addition to providing funding for healthcare providers, increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, an additional payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2023.

Beyond financial assistance, federal and state governments have enacted legislation and established regulations intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers. These efforts have included, for example, expanding access to and payment for telehealth services. There is still a high degree of uncertainty surrounding potential future legislation passed in response to the COVID-19 pandemic and additional future virus variants. HHS’ interpretation of such underlying terms and conditions, including auditing and reporting requirements, continues to evolve. Further, we may be subject to or incur costs from related government actions including payment recoupment, audits and inquiries by governmental authorities, and criminal, civil or administrative penalties.

Some of the federal and state legislative and regulatory measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the COVID-19 public health emergency. Many states have ended their declared states of emergency, and it is unclear whether or for how long the HHS declaration will be extended. The current HHS declaration expires April 16, 2022. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever the Secretary determines that the public health emergency no longer exists. Additionally, the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether any additional measures will be enacted or their impact. We are unable to assess the extent to which anticipated ongoing impacts on us arising from the COVID-19 pandemic will be offset by benefits which we may recognize or receive in the future under the CARES Act and other stimulus legislation or any future stimulus measures. Further, there can be no assurance that the terms of provider relief funding or other programs will not change in ways that affect our funding or eligibility to participate. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, results of operations, financial position and cash flows.

Our MA plans, contracts with third-party MA plans and reimbursement from fee-for-service Medicare are subject to changes to the Medicare program.

We service approximately 117,000 MA consumers, primarily in California. The reimbursement rates for our MA plans and contracts with third-party MA plans are based on published Medicare rates. In addition, our managed and affiliated medical groups receive fee-for-service Medicare reimbursements. As a result, government funding levels for the MA program, as well as the policies and decisions of the federal government regarding the fee-for-service Medicare program have a substantial impact on our profitability and health plan consumer satisfaction. These governmental policies and decisions, which are not within our control, include:

• administrative or legislative changes to base rates or reimbursement policies and methodologies;
• reductions or restrictions in funding of programs;

• limits on the services or types of providers for which Medicare will provide reimbursement;
• expansion of benefits under Medicare without adequate funding;
• other changes in coverage (including those related to the ongoing COVID-19 pandemic);
• changes in methodology for patient assessment and/or determination of payment levels;
• the reduction or elimination of annual rate increases; and
• changes to timing of or delays in reimbursements.

Certain of these changes will affect the premiums or other revenue we receive with respect to our MA plans, the eligibility and enrollment of consumers in our MA plans, the services we provide to our MA plan consumers and the cost of such services to such consumers, as well as other costs relating to our participation in the Medicare program. Significant reductions or significant modifications of reimbursement policies and methodologies in the fee-for-service Medicare program could reduce the profitability of our managed and affiliated medical groups. We have no control over these changes, including when or how frequently they are made. These changes may be instituted by statutes, regulations, administrative or executive orders or judicial decisions. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures could result in substantial reductions in our revenue and operating margins with respect to our MA plans and our NeueHealth business. The costs of compliance with any changes could be significant, and if we fail to meet implementation requirements, we could be exposed to fines and payment reductions.

In addition, CMS issues a final rule each year to establish the benchmark MA payment rates for the following calendar year. Any reduction to MA rates may have a material adverse effect on our business, results of operations, financial condition and cash flows. The final impact of the MA rates can vary from any estimate we may have, and may be exacerbated by the rapid growth of our MA membership. If we underestimate the impact of any change to the MA rates on our business, it could have a material adverse effect on our results of operations, financial condition and cash flows.

If we fail to comply with certain healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations and financial condition could be adversely affected.

Our business is highly regulated, and we are subject to broadly applicable federal and state fraud and abuse and other federal and state healthcare laws and regulations. These laws require significant compliance oversight, which can have the effect of constraining our businesses, financial arrangements and relationships through which we conduct our operations. Laws and regulations which particularly affect our business and operations, include the following:

• the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease or order or arranging for or recommending the purchase, lease or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare. The federal Anti-Kickback Statute has been interpreted to apply to, among others, financial arrangements between entities that have the ability to refer and generate business that is subject to reimbursement under federal healthcare programs. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation, and a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA (described immediately below);

• the federal false claims laws, including the civil FCA, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. There has been increased government scrutiny and litigation involving Medicare plans under the federal FCA related to diagnosis coding and risk adjustment practices. While we believe that our risk adjustment practices and relationships with providers comply with applicable laws, we are and may be subject to audits, reviews and investigation of our practices and arrangements and the federal government might conclude that they violate the FCA, the Anti-Kickback Statute and/or other federal and state laws governing fraud and abuse. Further, the FCA can be enforced by private citizens through civil qui tam actions. A claim includes “any request or demand” for money or property presented to the U.S. government;

•the Stark Law provides that physicians, subject to certain exceptions, cannot refer Medicare or Medicaid patients to an entity providing “designated health services” in which such physician, or its immediate family member, has an interest or any compensation arrangement. Medical groups managed by and affiliated with our NeueHealth business provide one or more of these designated health services and as such are subject to the Stark Law. Those found in violation of the Stark Law are subject to denial of payment for services provided through an improper referral, civil monetary penalties and exclusion from the Medicare and Medicaid programs;

• the federal beneficiary inducement civil monetary laws, which generally prohibit giving something of value to an individual if the remuneration is likely to influence that beneficiary’s choice of a particular provider, supplier or practitioner for services covered by applicable federal healthcare programs. A violation of this statute includes fines or exclusion from federal healthcare programs;

• HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program; willingly obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation; and

• analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be more restrictive and may apply to healthcare items or services reimbursed by non-governmental third-party payors, including private insurers or by the patients themselves.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government programs, such as Medicare, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business and our ability to attract and retain consumers and employees.

Our use and disclosure of PII and PHI is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and revenue.

We are subject to numerous state and federal laws and regulations that govern the Processing, security, retention, destruction, confidentiality, availability and integrity of PII, including PHI. These laws and regulations include HIPAA and the CCPA. HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, which includes us, and the business associates with whom such covered entities contract for services, which also includes us.

HIPAA requires healthcare plans and providers — and we are both — to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

Penalties for failure to comply with a requirement of HIPAA vary significantly depending on the nature of violation and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA-covered entities and business associates for compliance with HIPAA. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the fine paid by the violator under the federal Civil Monetary Penalty Statute.

HIPAA further requires that individuals be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach”, though states and contractual obligations may require us to provide notice within shorter timeframes, such as five days or less. If a breach of unsecured PHI affects 500 individuals or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 individuals or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 individuals, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the Processing, security, retention, destruction, confidentiality, availability and integrity of, and may otherwise limit and restrict how we can use, PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Care Partners and business associates and potentially exposing us to additional expense, adverse publicity and liability. For example, the CCPA which came into effect on January 1, 2020 requires covered businesses that collect information on California residents to inform consumers about their data collection, use and sharing practices, to allow consumers to opt out of sales of their data to third parties, and to exercise certain individual rights regarding their personal information. The CCPA also provides a cause of action for some data breaches affecting certain types of personal information. Penalties for noncompliance with the CCPA are up to $2,500 per violation, or up to $7,500 per willful violation. Regulations from the California attorney general’s office have been available for less than one year, and uncertainty remains regarding enforcement of the CCPA. It also remains unclear how much private litigation will ensue under the data breach private right of action. Additionally, a new California ballot initiative, the CPRA was approved by the electorate in November 2020, and the law will come into effect January 1, 2023, and apply to data collected starting January 1, 2022. Passage of the CPRA extended certain exemptions under the CCPA relating to employee data until January 1, 2023. CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights with respect to their data. It also creates a new California data protection agency specifically tasked with enforcing the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively, both laws of which emulate the CCPA and CPRA in many respects. The Virginia Consumer Data Protection Act takes effect on January 1, 2023, and the Colorado Privacy Act takes effect on July 1, 2023. At the federal level, two bills were introduced (or reintroduced) in the United States Senate in 2021: the 2021 Data Privacy Act, which would create an agency to enforce data protection rules, ensure that data practices are fair and transparent, and promote data protection and privacy innovation, and the Setting an American Framework to Ensure Data Access, Transparency, and Accountability Act, which seeks to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills/laws, such as consent requirements for sensitive data, data subject rights, and privacy policy requirements. The Information Transparency & Personal Data Control Act which was introduced in the United States House of Representatives, would require the FTC to establish requirements for entities providing services to the public that collect, store, process, use, or otherwise control sensitive personal formation. Such laws may have potentially conflicting requirements that would make compliance challenging. Such changes may also require us to modify our products and features and may limit our ability to develop new products and features that make use of the data that we collect about our consumers. We anticipate federal and state regulators to continue to enact legislation related to privacy and cyber security.

New health information standards, whether implemented pursuant to HIPAA, state or federal legislative action or otherwise, could have a significant effect on the manner in which we must handle healthcare-related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

We also publish privacy statements to our consumers that describe how we handle and protect PII. Any failure or perceived failure by us to maintain posted privacy policies which are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection- or information security-related obligations to providers, consumers or other third parties could result in claims of deceptive practices brought against our Company, which could lead to significant liabilities and consequences, including, without limitation, governmental investigations or enforcement actions, costs of responding to investigations, defending against litigation, settling claims, complying with resolution, monitoring or other agreements, civil penalties, and complying with regulatory or court orders. Such liabilities and consequences could have material impacts on our revenue and operations.

Furthermore, the FTC and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. There are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations. We cannot yet determine the impact that future laws, regulations and standards may have on our business.

Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.

Some of the states in which we currently operate have laws that prohibit business entities from directly owning physician practices, practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities are generally referred to as the “corporate practice of medicine”). In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Other states in which we may operate in the future may also generally prohibit the corporate practice of medicine. While we endeavor to comply with state corporate practice of medicine laws and regulations as we interpret them, the laws and regulations in these areas are complex, changing, and often subject to varying interpretations. The interpretation and enforcement of these laws vary significantly from state to state. Penalties for violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenue from payors for services rendered. For business entities such as us, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license.

Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation, and state laws and regulations are subject to change. Regulatory authorities and other parties may assert that our employment of physicians in some states means that we are engaged in the prohibited corporate practice of medicine. If this were to occur, we could be subject to civil and/or criminal penalties, our employment of physicians by our medical groups and the health plans’ agreements with physicians could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our arrangements with physicians, in each case in one or more of the jurisdictions in which we operate. Any of these outcomes may have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.

From time to time we are and may be subject to litigation, administrative proceedings or investigations, which could be costly to defend and could strain corporate resources or harm our business.

Legal proceedings and claims that may arise in the ordinary course of business, such as claims brought by consumers, Care Partners and other network participants, third-party payor clients, consultants and vendors in connection with commercial disputes or employment claims made by our current or former associates could strain corporate responses and involve significant costs. In addition, from time to time, we are and may be subject to government requests or investigations, including market conduct examinations and requests for information from, various government agencies, regulatory authorities, state attorneys generals and other governmental authorities. In particular, investigating and prosecuting healthcare and other insurance fraud, waste and abuse has been of special interest to government authorities in the United States. With respect to healthcare, fraud, waste and abuse prohibitions constitute a spectrum of activities, such as kickbacks for referral of consumers, fraudulent coding practices, billing for unnecessary medical and/or other covered services, improper marketing and violations of patient privacy rights and Stark Law violations. Regulators have recently increased their scrutiny of healthcare payors and providers under the federal FCA, in particular, and there have been a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

Litigation and audits, investigations or reviews by governmental authorities or regulators or compliance with applicable laws may result in fines, substantial costs, and potentially, the loss of a license, and may divert management’s attention and strain corporate resources, which may substantially harm our business, financial condition and results of operations. While we maintain general liability, umbrella, managed care errors and omissions and employment practices liability coverage, as well as other insurance, we cannot provide assurance that such insurance will cover such claims or provide sufficient payments to cover all of the costs to resolve one or more such claims and will continue to be available on terms acceptable to us, if available at all. It is possible that resolution of some matters against us may result in our having to pay significant fines, judgments or settlements that exceed the limits of our insurance policies. Further, settlements with governmental authorities or regulators could contain additional compliance and reporting requirements as part of a consent decree or settlement agreement, such as corporate integrity agreements, which could significantly increase our regulatory and compliance costs. Additionally, governmental or regulatory authorities could review our payment practices, including as part of their market conduct oversight, which could result in fines or other enforcement actions if such authorities determine that our payment practices do not comply with state laws and regulations. Any of the foregoing could adversely affect our results of operations and financial condition, thereby harming our business.

We are subject to a pending putative securities class action lawsuit and have received a shareholder demand to inspect books and records

On January 6, 2022, a putative securities class action lawsuit was filed against us and certain of our officers and directors in the Eastern District of New York. The case is captioned Marquez v. Bright Health Group, Inc. et al., 1:22-cv-00101 (E.D.N.Y.). The lawsuit alleges, among other things, that we made materially false and misleading statements regarding our business, operations, and compliance policies, which in turn adversely affected our stock price. No specific amounts of damages have been alleged in the putative securities class action lawsuit. We intend to vigorously defend this action; but there can be no assurance that we will be successful in any defense. We expect an amended complaint will be filed later this year in this action. Such amended complaint could assert additional or broader claims than the current complaint. This and other legal proceedings could damage our reputation and adversely affect our stock price.

In addition, by letter dated January 28, 2022, we received a demand from a purported shareholder to inspect books and records pursuant to Delaware law. The demand seeks information related to the December 6, 2021 Investment Agreement that the Company entered into with New Enterprise Associates (“NEA”) and Cigna. We and the shareholder’s counsel have executed a confidentiality agreement and negotiated the scope of the production of books and records in response to the demand.

We are subject to inspections, reviews, audits and investigations under federal and state government programs and contracts. The results of such audits could adversely and negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

From time to time we are subject to various state and federal governmental inspections, reviews, audits and investigations to verify our financial and/or operational compliance with governmental rules and regulations governing the products and services we sell. Care Partners may also reserve the right to conduct audits of our health plan business and third-party payors and government clients of NeueHealth will also have the right to audit NeueHealth businesses. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

•refunding amounts we have been paid pursuant to the Medicare programs or from payors;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•temporary suspension of payment for new consumers to the facility or agency;
•decertification, debarment, suspension or exclusion from participation in the Medicare programs or one or more payor networks;
•self-disclosure of violations to applicable regulatory authorities;
•damage to our reputation;
•the revocation of an agency’s license; and
•loss of certain rights under, or termination of, our contracts with payors or Care Partners.

The U.S. Department of Justice and the OIG have continuously increased their scrutiny of healthcare payors, providers and Medicare Advantage insurers under the FCA in particular, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. We expect this trend to continue, particularly in light of the HHS’s December 4, 2020 announcement regarding the creation of a new False Claims Act Working Group aimed at enhancing HHS’s partnership with the DOJ to combat fraud and abuse. CMS and the OIG also periodically perform risk adjustment data validation (“RADV”) audits of selected Medicare Advantage health insurance plans to validate the coding practices of, and supporting documentation maintained by healthcare providers. Certain of our health plans may be selected for such audits, which could in the future result in retrospective adjustments to payments made to our health plans, fines, corrective action plans or other adverse action by CMS. On November 24, 2020, CMS issued a final rule that amends the RADV program by: (i) revising the methodology for error rate calculations beginning with the 2019 benefit year; and (ii) changing the way CMS applies RADV results to risk adjustment transfers beginning with the 2020 benefit year. According to CMS, these changes are designed to give insurers more stability and predictability with respect to the RADV program and promote fairness in how health insurers receive adjustments. However, the future impact of these changes remains unclear, and such changes may ultimately increase financial recoveries from the government’s ability to retrospectively claw back or recover funds from health insurers. In particular, there has recently been increased scrutiny by the government on health insurers’ diagnosis coding and risk adjustment practices, particularly for Medicare Advantage plans. In some proceedings involving Medicare Advantage plans, there have been allegations that certain financial arrangements with providers violate other laws governing fraud and abuse, such as the federal Anti-Kickback Statute.

We may in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. In addition, due to our reliance on third-party providers to perform many critical health plan operations, we may not be able to adequately perform pre-delegation audits of such providers’ capabilities and/or adequately monitor and oversee their day-to-day performance of our delegated functions to ensure compliance with applicable laws and regulations. The occurrence of adverse inspections, reviews, audits or investigations or any of the results noted above could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be costly.

Our employees, independent contractors, partners, suppliers and other third parties may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could expose us to liability and hurt our reputation.

We are exposed to the risk that our employees, independent contractors, Care Partners, care providers, partners, suppliers and others may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates laws and regulations that we are subject to, including, without limitation, healthcare fraud and abuse laws or laws that require the true, complete and accurate reporting of financial information or data. Such activities could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred.

If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, adverse impact on profitability and our operations, any of which could adversely affect our business, results of operations and financial condition.

Risks Related to our Financial Statements

Accounting for health plan benefits is complicated and subject to foreseen and unforeseen risks.

Accounting for health plan benefits is complicated and involves the use of estimates, assumptions and judgment. While we spend considerable time establishing our estimates and assumptions, we cannot be certain they will be correct. If our estimates are incorrect or if actual circumstances differ from our assumptions, our results of operations could be negatively affected.

Risk Adjustment Programs

The IFP and Medicare Advantage markets employ risk adjustment programs that impact the revenue we recognize for our enrolled membership. Risk adjustment is a process that takes into account the underlying health status and health spending of the enrollees in an insurance plan. It is designed to compensate payors for the level of risk present in their respective members. For proper reimbursement by CMS or payment to CMS, we must ensure that our Care Providers are identifying and properly documenting chronic and severe diagnosis codes/conditions to create an accurate health profile for each consumer. If our Care Partners do not accurately record a consumer’s health conditions, we may not be able to accurately estimate the appropriate risk adjustment reimbursement or payment; our estimate could be materially inaccurate due to the many factors that comprise our estimate. Consequently, our estimate of our health plans’ risk scores for any period, and any resulting change in our accrual of revenue related thereto, could adversely affect our results of operations, financial condition, and cash flows. Additionally, the data provided to CMS to determine the risk score are subject to audit even several years after the annual settlements occur. If the risk adjustment data we submit are found to incorrectly overstate the health risk of our consumers, we may be required to refund funds previously received and may be subject to penalties or sanctions, including potential liability under the FCA which could be significant. If the data we provide to CMS incorrectly understates the health risk of our consumers, we might be underpaid for the care that we provide to our consumers, which could have a negative impact on our results of operations and financial condition.

Incurred But Not Reported Claims

Because of the elapsed time between when medical services are actually rendered by care providers and when we receive, process and pay a claim for those medical services, our medical care costs incorporate estimates of our incurred but not reported (“IBNR”) claims. We estimate our medical cost liabilities using actuarial methods based on historical submissions and payment data, cost trends, patient and product mix, seasonality, utilization of healthcare services, contracted service rates and other relevant factors. Actual conditions could differ from the assumptions we use. We continually review and modify our cost estimation methods and the resulting accruals and make adjustments when the criteria used to determine IBNR claims change and when actual claim costs are ultimately determined. As a result of the uncertainties stemming from the factors used in these assumptions, the actual amount of medical expense that we incur may be materially higher or lower than the amount of IBNR claims originally estimated. If our estimates of IBNR claims are inadequate in the future, our reported results of operations would be negatively impacted. Further, our inability to estimate IBNR claims accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Failure to comply with requirements to design, implement and maintain effective internal controls could adversely affect our stock price.

As a public company, we have significant requirements for financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting in the second annual report following the completion of our initial public offering (“IPO”). This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. The rules governing the standards that must be met for our management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal controls beginning for our fiscal year ending December 31, 2022.

In connection with the implementation of the necessary procedures and practices related to internal controls over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the U.S. Sarbanes-Oxley Act of 2002 (“SOX”) for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report.

If we fail to effectively remediate the material weakness in our internal control over financial reporting, if we identify future material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of the SOX, in a timely manner, we may be unable to accurately report our financial results, or report them within the time frames required by the SEC. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that could be deemed to be material weaknesses, and could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified opinion, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.

We identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

For the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness pertained to a lack of documentation and reconciliation controls supporting key account balances, and limited Brand New Day resources and competencies dedicated to performing the appropriate level of diligence around complex accounting and estimated balances.

In addition, we identified a material weakness in our internal controls over financial reporting related to the valuation of our common stock underlying stock options grants during the three months ended March 31, 2021, as well as the valuation of our Series E preferred stock issued as equity consideration to the seller in the Zipnosis acquisition. The material weakness was the result of a control design deficiency related to the appropriate review of the methodology and inputs used in the valuation of our common stock. This resulted in a material misstatement of our operating costs, net loss, goodwill and redeemable preferred stock and the related financial disclosures as of and for the three months ended March 31, 2021, which we restated accordingly. Following the consummation of our initial public offering in June 2021, the Company determined the fair value of its common stock based on readily determinable prices in the public market.

We have remediated the material weaknesses related to internal control over financial reporting at Brand New Day and the valuation of our common stock as of December 31, 2021.

For the year ended December 31, 2021, we identified a material weakness related to claims pertaining to our IFP business, which were processed by a third-party service provider. Claims were processed inaccurately according to terms of provider contracts and/or related fee schedules, or did not consistently go through claims re-pricing, where necessary, prior to payment.

We are currently undertaking and evaluating several steps to address the material weakness with respect to claim processing within our IFP business, including, but not limited to, strengthening claims quality assurance and audit processes, and ensuring complete and accurate loading of fee schedules and other process improvements with our third-party service provider. However, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiency that led to such material weakness or that they will prevent or avoid a potential future material weakness. In addition, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. Our failure to implement and maintain effective internal controls over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our shares of common stock.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had outstanding net operating losses (“NOLs”) of approximately $1.9 billion, which are available to reduce future taxable income. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. In addition, the carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code” or “IRC”), and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs, research and development tax credit carryforwards and disallowed interest expense carryforwards to offset future taxable income.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.

A significant portion of our total assets consists of goodwill and intangible assets. Goodwill and intangible assets, net, together accounted for approximately 33% of total assets on our consolidated balance sheet as of December 31, 2021. We evaluate goodwill for impairment annually in the fourth quarter. We also review goodwill and intangible assets for impairment whenever events or circumstances make it more likely than not that the carrying value may not be recoverable. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our operating results.

Risks Related to Ownership of Our Common Stock

Our stock price has experienced significant volatility and may change significantly in the future, as a result you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock has been in recent months, and may continue to be, volatile. The stock market has recently experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at or above the price you paid for the stock.

Broad market and industry fluctuations may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock are low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. As described above, we are currently subject to a pending putative securities class action. This and other potential securities litigation, could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of securities analysts or investors, which could materially adversely affect our stock price.

Our operating results have fluctuated from quarter to quarter in the past, and they may do so in the future. Therefore, results of any one fiscal quarter are not a reliable indication of results to be expected for any other fiscal quarter or for any year. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors.

We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our common stock.

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws and dependent upon a number of factors, including our earnings, capacity to pay dividends under the Credit Agreement and overall financial condition. In addition, our ability to pay dividends in the future depends in part on the earnings and distributions of funds from our health insurance subsidiaries. Applicable state insurance laws restrict the ability of such health insurance subsidiaries to declare stockholder dividends and require our health insurance subsidiaries to maintain specified levels of statutory capital and surplus. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business or industry. We do not control these analysts. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline. Furthermore, if one or more of the analysts who do cover us were to downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business or industry, the price of our stock could decline.

Our management may use the proceeds of our recent $750 million preferred stock financing in ways with which you may disagree or that may not be profitable.

We have broad discretion as to the application of the net proceeds of our recent $750 million preferred stock financing and can use them for purposes other than those contemplated by us at the time of such offerings. We utilized a portion of the net proceeds of our preferred stock financing to repay the $155.0 million principal balance of indebtedness outstanding under our revolving credit agreement. We also utilized a portion of the proceeds to make additional capital contributions to certain regulated entities. We have not specifically identified a large single use for which to use the remainder of these net proceeds and, accordingly, we are not able to allocate these amounts for specific uses due to a variety of factors. You may not agree with the manner in which our management chooses to allocate and use these net proceeds. Our management may use the proceeds for corporate purposes that may not increase our profitability or otherwise result in the creation of stockholder value. In addition, pending our use of the proceeds, we may invest the proceeds primarily in instruments that do not produce significant income or that may lose value.

Provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its best interest, including attempts that might result in a premium over the market price of our common stock.

These provisions will provide for, among other things:

•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and
• advance notice requirements for stockholder proposals.

These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the sole and exclusive forums for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our current and former directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of our company to the Company or our stockholders, (iii) action asserting a claim against the Company or any current or former director, officer, employee or stockholder of the Company arising pursuant to any provision of the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws (as either might be amended from time to time) or (iv) action asserting a claim governed by the internal affairs doctrine of the State of Delaware. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States of America. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. Although our amended and restated certificate of incorporation contains the exclusive forum provision described above, it is possible that a court could find that such a provision is inapplicable for a particular claim or action or that such provision is unenforceable. Our exclusive forum provision does not relieve the Company of its duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for disputes with us or any of our directors, officers or other employees which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions that will be contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Risks Related to Investing in Our Common Stock

Issuance of shares of our common stock in connection with the conversion of our outstanding Preferred Stock would cause substantial dilution, which could materially affect the trading price of our common stock and earnings per share. Holders of our Preferred Stock own a significant percentage of our capital stock and may be able to influence certain corporate matters.

On December 6, 2021, we entered into an Investment Agreement (the “Investment Agreement”) with a subsidiary of Cigna Corporation and an affiliate of NEA (the “Purchasers”), relating to the issuance and sale by the Company to the Purchasers of 750,000 shares of the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), for an aggregate purchase price of $750.0 million (the “Issuance”). The closing of the Issuance occurred on January 3, 2022.

Pursuant to the Certificate of Designations designating the Preferred Stock we filed with the Secretary of State of the State of Delaware (the “Certificate of Designations”) in connection with the Issuance, the Preferred Stock ranks senior to our shares of common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock is convertible into common stock and is entitled to an initial liquidation preference, in each case subject to certain limitations outlined in the Certificate of Designations. Further, holders of Preferred Stock are entitled to vote with the holders of common stock on an as-converted basis, solely with respect to (i) a change of control transaction (to the extent such change of control transaction is submitted to a vote of the holders of common stock) or (ii) the issuance of capital stock by the Company in connection with an acquisition by the Company (to the extent such issuance is submitted to a vote of the holders of common stock), subject to certain restrictions. Holders of the Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Preferred Stock, authorizations or issuances by the Company of securities that are senior to the Preferred Stock, increases or decreases in the number of authorized shares of Preferred Stock, and issuances of shares of the Preferred Stock.

Any conversion of the Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, we granted the Purchasers registration rights in respect of the Preferred Stock and any shares of common stock issued upon conversion thereof. These registration rights could facilitate the resale of such securities into the public market, and any resale of these securities would increase the number of shares of our common stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The interests of the Purchasers may not always coincide with the interests of our other stockholders. Because of the potential degree of concentration of voting power upon the conversion of Preferred Stock into common stock, the concentration of ownership by the Purchasers may have the effect of adversely impacting actions favored by our other stockholders and could depress our stock price.

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 100,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

We incur increased costs as a result of operating as a publicly traded company, and our management is required to devote substantial time to new compliance initiatives.

As a publicly traded company, we incur additional legal, accounting, and other expenses that we did not previously incur. Although we are currently unable to estimate these costs with any degree of certainty, they may be material in amount. In addition, the SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules of the SEC, and the NYSE stock exchange on which our shares of common stock are listed, have imposed various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur additional costs to maintain the same or similar coverage.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have eleven corporate offices across the U.S., including our corporate headquarters in Minneapolis, Minnesota and key offices in New York, New York; Tempe, Arizona; Westminster and Diamond Bar, California; Austin, Texas; and Albuquerque, New Mexico. We lease or sublease all of our corporate offices, which serve both our NeueHealth and Bright HealthCare segments. We also lease 74 properties in three states for our medical offices and clinics aligned to our NeueHealth segment.

We believe that our facilities are adequate for our operations and that suitable additional space will be available if needed.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information included under the caption “Legal Proceedings” in Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers as of March 14, 2022, including the business experience of each executive officer during the past five years:

Name	Age	Position
G. Mike Mikan	50	Chief Executive Officer, President and Director
Catherine R. Smith	58	Chief Financial and Administrative Officer
Keith Nelsen (1)	58	General Counsel and Corporate Secretary
Sam K. Srivastava	54	Chief Executive Officer, NeueHealth
Tomás Valdivia	59	Chief Health and Equity Officer

(1) As announced on March 15, 2022, Keith Nelsen is retiring from his role with the Company effective March 18, 2022, but will remain employed by the Company in an advisory capacity through June 30, 2022.

G. Mike Mikan has served as our Chief Executive Officer and President since April 2020. Mr. Mikan joined as our Vice Chairman and President in January 2019. Prior to joining Bright Health, Mr. Mikan served as Chairman and Chief Executive Officer of Shot-Rock Capital, LLC, a private investment firm, from January 2015 until December 2018. From January 2013 until December 2014, he served as President of ESL Investments, Inc. Mr. Mikan served as the Interim Chief Executive Officer of Best Buy Co., Inc. from April 2012 until September 2012. From November 1998 through February 2012, he served in various executive positions at UnitedHealth Group, Inc., including as Chief Financial Officer and as Chief Executive Officer of UnitedHealth Group’s Optum subsidiary. Mr. Mikan serves as a director of AutoNation, Inc. and Princeton Private Investments Access Fund, and as a Trustee of Ellington Income Opportunities Fund. Mr. Mikan was selected to serve on our board of directors because of his management experience and expertise in the healthcare sector.

Catherine R. Smith has served as our Chief Financial and Administrative Officer since January 2020. Prior to joining Bright Health, Ms. Smith was Executive Vice President and Chief Financial Officer of Target Corporation, a customer-centric, omni-channel retailer, from September 2015 to November 2019. From February to December 2014, Ms. Smith was Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, a Fortune 20 company. Prior to Express Scripts, Ms. Smith held Chief Financial Officer positions at Walmart International, GameStop Corp., Centex Corp. and others. Ms. Smith currently serves as the audit committee chair of PPG Industries, Inc., and Baxter International Inc.

Keith Nelsen has served as our General Counsel and Corporate Secretary since May 2020. Mr. Nelsen served as Executive Vice President, General Counsel at Best Buy Co. Inc. from May 2011 until May 2019. Mr. Nelsen also served as SVP General Counsel, International at Best Buy Co. Inc. from September 2006 until May 2011, where he oversaw the company’s equity-related investments. Prior to joining Best Buy Co. Inc., Mr. Nelsen served as Chief Administrative Officer and General Counsel of Danka Office Imaging Co. from September 1997 until September 2006.

Sam K. Srivastava serves as our Chief Executive Officer of NeueHealth as of March 2021, previously serving as our enterprise Chief Operating Officer since September 2019. Prior to joining Bright Health, Mr. Srivastava served as Chief Executive Officer of Magellan HealthCare from September 2013 to December 2018. From October 2007 to September 2013, Mr. Srivastava served as Cigna Healthcare’s President of National and Senior Segments, and led strategy and business development for the United States. Prior to Cigna, he held various executive positions at UnitedHealth Group, Inc. and Health Net, Inc. from January 1995 to September 2005 and October 2005 to October 2007, respectively, and served as a management consultant developing risk-based delivery systems for providers, insurers and governments in the U.S. and Europe. Mr. Srivastava is the Chairman of the Yale School of Public Health Advisory Board and a director for the Recovery Centers of America.

Dr. Tomás Valdivia is one of our co-founders and has served as our Chief Health and Equity Officer since September 2015. Dr. Valdivia co-founded and served as the Chief Executive Officer of Valquist, LLC from March 2012 until March 2015. Dr. Valdivia co-founded and served as Chief Executive Officer of Luminat LLC from March 2012 until February 2015. Prior to Luminat LLC, Dr. Valdivia co-founded and served as the President of Carol Corporation from January 2007 until March 2012. In addition, Dr. Valdivia previously served as the Chief Health Consumer Officer of Definity Health

Corporation from March 2000 until May 2006. Dr. Valdivia is Chairman of the Board of Trustees of Intermountain Homecare and Hospice, is senior advisor to InTandem Capital Partners LLC and serves on the board of ClinicianNexus Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELEASED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BHG”.

Holders of our Common Stock

As of March 7, 2022, there were 267 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid dividends, and we currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare dividends in the future will be at the discretion of our board of directors, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition. If we elect to pay dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time.

Stock Performance Graph

The following graph and related information shows a comparison of the cumulative total return for our common stock, Standard & Poor’s 500 Index (“S&P 500 Index”) and the Standard & Poor’s Health Care Index (“S&P Health Care Index”) between June 24, 2021 (the date our common stock commenced trading on the NYSE) through December 31, 2021. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Total Return
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
6/24
6/30
7/31
8/31
9/30
10/31
11/30
12/31
Bright Health Group, Inc.
S&P 500 Index
S&P 500 Health Care Index

	6/24/2021	6/30/2021	7/31/2021	8/31/2021	9/30/2021	10/31/2021	11/30/2021	12/31/2021
Bright Health Group	$100.00	$103.13	$66.59	$55.65	$49.04	$52.58	$20.01	$20.67
S&P 500 Index	$100.00	$100.74	$103.13	$106.27	$101.33	$108.43	$107.67	$112.50
S&P Health Care Index	$100.00	$100.66	$105.59	$108.10	$102.11	$107.38	$104.16	$113.51

Sales of Unregistered Securities

On December 6, 2021 the Company entered into an Investment Agreement (as amended through the date hereof, the “Investment Agreement”) with certain subsidiaries of Cigna Corporation and certain affiliates of New Enterprise Associates (collectively, the “ Purchasers”), relating to the issuance and sale by the Company to the Purchasers of 750,000 shares of the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), for an aggregate purchase price of $750.0 million, or $1,000 per share (the “Issuance”). The Issuance was consummated on January 3, 2022. The Issuance of the Preferred Stock pursuant to the Investment Agreement was undertaken in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof. No advertising or general solicitation was employed relating to the Issuance.

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting our operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly under “Forward-Looking Statements” and Item 1A – Risk Factors.

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

To execute on our mission, we have developed a model for healthcare transformation built upon the delivery, financing, and optimization of care. By bringing these three core pillars together, we aim to build the national, integrated healthcare system of the future, designed to break down historical barriers and create an environment in which all stakeholders – from the consumer, to the provider, to the payor – can win.

Bright Health Group consists of two reportable segments: NeueHealth and Bright HealthCare:

NeueHealth is critical to our differentiated, aligned model of care. While Bright HealthCare is currently a larger contributor to revenue, due in part to the significant health plan premium revenue contribution from our consumers, we believe NeueHealth has a disproportional impact on our enterprise today and anticipate it will become increasingly important to our business, contributing an increasing percentage of our overall revenue in the long-term. We have presented NeueHealth first in the following discussion, consistent with management’s view of our business.

NeueHealth. Our healthcare enablement and technology business, NeueHealth, is developing the next generation, integrated healthcare system. NeueHealth significantly reduces the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of December 2021, NeueHealth works with over 260,000 care provider partners and delivers high-quality virtual and in-person clinical care through its 52 owned primary care clinics within its integrated care delivery system. Through those risk-bearing clinics, NeueHealth maintains over 200,000 unique patient relationships as of December 31, 2021, over 175,000 of which are served through value-based arrangements, across multiple payors. In addition to our directly owned clinics, NeueHealth manages care for an additional 128 clinics through its affiliated clinics.

NeueHealth engages in local, personalized care delivery in multiple ways, including:

•Integrated Care Delivery – NeueHealth operates clinics providing comprehensive care to all populations.
•Bright Health Networks – A key component of our NeueHealth business is our ecosystem of Care Partners with whom we contract in service of Bright HealthCare today.
•Value Services Organization – NeueHealth empowers high-performing primary care practices and care delivery organizations to succeed in their evolution towards risk-bearing care delivery.

NeueHealth receives network rental fees from Bright HealthCare for the delivery of NeueHealth’s Care Partner and network services. In addition, NeueHealth contracts directly with Bright HealthCare to provide care through its managed and affiliated clinics. Other NeueHealth customers include external payors and third-party administrators, affiliated providers and direct-to-government programs.

Bright HealthCare. Our healthcare financing and distribution business, Bright HealthCare, delivers simple, personal, and affordable solutions to integrate the consumer into Bright Health’s alignment model. Bright HealthCare currently aggregates and delivers healthcare benefits to over 727,000 consumers through its various offerings, serving consumers across multiple product lines in 14 states and 99 markets. We also participate in a number of specialized plans and offer employer group plans.

Bright HealthCare’s customers include commercial health plans across 11 states, which serve approximately 611,000 individuals, as well as MA products in 11 states, which serve approximately 117,000 lives and generally focus on higher risk, special needs populations.

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

Bright HealthCare’s ability to grow membership and retain consumers drives revenue growth

Bright HealthCare products are primarily sold for the following year through an annual selling season, which includes the open enrollment period for IFP products and annual enrollment period for MA. Outside of an annual selling season, IFP and MA products typically can only be sold during SEPs based on the consumer’s eligibility status and certain life events. It is critical to effectively engage both prospective and existing consumers through our multi-channel distribution strategy. For both IFP and MA products, we aim to offer competitive benefits at an affordable price to meet the needs of our consumers. Our IFP products’ membership typically peaks after the open enrollment period and experiences modest levels of attrition until year-end. We have historically increased our MA consumer base during SEPs, given our consumers' eligibility to enroll during those periods.

Our MA business is afforded additional in-year growth opportunity due to its focus on serving low-income seniors and special needs individuals, who can enroll in and change MA health plans at any time. Therefore, constant engagement with this population is critical to effectively retain membership and drive in-year growth. MA products are generally associated with higher revenue and higher MCR as compared to IFP products, particularly with respect to special needs plans.

Bright HealthCare’s ability to capture complete and accurate risk adjustment data affects revenue

Portions of premium revenue from our IFP products and MA plans are determined by the applicable CMS risk adjustment models, which compensate insurers based on the underlying health status (acuity) of insured consumers. CMS requires that a consumer’s health status be documented annually and accurately submitted to CMS to determine the appropriate risk adjustment. Ensuring that complete and accurate health conditions of our consumers are captured within documentation submitted to CMS is critical to recognizing accurate risk adjustment, which is reflected in our revenue year-over-year. See “Risk Factors – Risks Related to Our Business – Our health plan products are subject to risk adjustment programs, which if not managed properly can result in risk adjustment transfers that do not reflect our true risk profile, which could adversely impact our financial results and cash flows.”

Bright HealthCare’s ability to drive lower unit costs and medical utilization reduces medical costs and MCR

Bright HealthCare utilizes our Bright Health Networks to provide healthcare services primarily within its exclusive provider networks under capitated contracts and fee-for-service arrangements. Certain provider and payor contracts include value-based incentive compensation based on providers meeting contractually defined quality and financial performance metrics. To effectively manage medical costs, Bright HealthCare must ensure a consumer’s healthcare needs are primarily delivered through its Care Partners to recognize discounted contracted rates, which limits the amount of out-of-network utilization that can have an adverse financial impact on medical costs and MCR. Out-of-network utilization is typically higher upon entry into new markets, which increases medical costs during periods of market expansion.

Our business is generally affected by the seasonal patterns of medical expenses. With respect to IFP products, medical costs tend to be lower early in the year and increase toward the end of year, driven by high deductible plan designs and out-

of-pocket maximums over the course of the policy year, which shift more costs to us in the second half of the year as we pay a higher proportion of claims. With respect to MA plans, medical costs are impacted by the severity of the flu season, generally from December to March, and we typically experience slightly higher Part D medical costs early in the year, which decline toward the end of year due to standard plan design.

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

Premium revenue

Premium revenue is derived primarily from Bright HealthCare IFP and MA plans sold to consumers, as well as NeueHealth value-based capitation revenue from serving patients.

Bright HealthCare Commercial premium revenue

The sources of commercial premium revenue are primarily IFP products which are comprised of APTC subsidies that are based on consumers’ income levels and compensated directly by the federal government, as well as billed consumer premiums. IFP products reflect adjustments related to the ACA risk adjustment program, which adjusts premium revenue based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses.

Bright HealthCare MA premium revenue

The sources of MA premium revenue are Medicare Part C premiums related to consumers’ medical benefit coverage and Part D premiums related to consumers’ prescription drug benefit coverage. Medicare Part C premiums are comprised of CMS monthly capitation premiums that are risk adjusted based on CMS defined formulas using consumers’ demographics and prior-year medical diagnoses. Medicare Part D premiums are comprised of CMS monthly capitation premiums that are risk adjusted, consumer billed premiums and CMS low-income premium subsidies for the Company’s insurance risk coverage. Medicare Part D premiums are subject to risk sharing with CMS under the risk corridor provisions based on profitability of the Part D benefit. As a percentage of our total consolidated revenue, premium revenues from CMS were 32%, 40% and 13% for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in our Bright HealthCare segment.

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

In addition, service revenue includes network service revenue generated by NeueHealth’s Bright Health Networks. Bright HealthCare is currently the only customer of Bright Health Networks.

Investment income

The sources of investment income are interest income and realized gains and losses derived from the Company’s investment portfolio that is comprised of debt securities of the U.S. government and other government agencies, corporate investment grade, money market funds and various other securities, as well as realized and unrealized gains and losses from equity securities.

Operating Expenses

Medical costs

Medical costs consist of reimbursements to providers for medical services, costs of prescription drugs, supplemental benefits, reinsurance and quality incentive and shared savings compensation to providers. The Company contracts with hospitals, physicians and other providers of healthcare primarily within its exclusive provider networks under fee-for-service and value-based arrangements. Emergency medical services incurred out-of-network are a covered benefit to consumers and reimbursed to providers according to the Company’s payment policies that are based on applicable regulations. Prescription drug costs are determined based on the contracts with our pharmacy benefits managers, which includes pharmacy rebates that are received for certain drug utilization levels or contracted minimums. Dental, vision, and other supplemental medical services are provided to consumers under capitated arrangements. Reinsurance arrangements enable us to cede a specified percent of our premiums and claims to our third-party reinsurers. Under such contracts, the reinsurer is paid to cover claims-related losses over a specified amount, which mitigates catastrophic risk. We make quality incentive and shared savings compensation payments to certain providers in accordance with the terms of the contractual arrangement upon the achievement of certain financial and quality metrics.

Operating Costs

Operating costs are comprised of the expenses necessary to execute the Company’s business operations. These include employee compensation for salaries and related benefit costs, share-based compensation, outsourced vendor contracted service and technology fees, professional services, technological infrastructure and service fees, facilities costs and other administrative expenses. Operating costs also include payments made by Bright HealthCare to NeueHealth for the provision of Bright Health Networks services; selling and marketing expenses from external broker commissions and advertising, primarily related to consumer acquisition; and premium taxes, exchange fees and other regulatory costs, which are primarily based on premium revenue. Additionally, the premium deficiency reserve expense for expected future losses in certain markets is included in operating costs. We expect operating costs to increase in absolute amounts as our business grows, but to decrease as a percentage of our revenue in the long-term.

Depreciation and Amortization

Depreciation and amortization consist of depreciation of property, equipment and capitalized software, as well as amortization of definite-lived intangible assets acquired in business combinations, including customer relationships, trade names, reacquired contracts and developed technology.

Other Income and Expenses

Interest Expense

Interest expense consists of interest payments on credit facilities, as well as amortization of debt issuance costs.

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

We utilized a portion of the net proceeds to repay the $200.0 million principal balance of indebtedness outstanding under our revolving credit agreement originally entered into on March 1, 2021 and the associated interest and other costs of $3.2 million. Additionally, we used a portion of the proceeds to fund the acquisition of Centrum Medical Holdings, LLC (“Centrum”) as described in Note 3 of the Notes to Consolidated Financial Statements. The remainder of the net proceeds were used for general corporate purposes.

See further discussion related to the IPO as described in Note 1 of the Notes to Consolidated Financial Statements.

COVID-19 Impact

The ongoing COVID-19 pandemic, including its effect on the macroeconomic environment, and the response of local, state, and federal governments to contain and manage the virus, continues to impact our business. The emergence of COVID-19 variants in the United States and abroad continues to prolong the risk of additional surges of the virus. In addition, some individuals have delayed or are not seeking routine medical care to avoid COVID-19 exposure. These and other responses to the COVID-19 pandemic have meant that our MCR may be subject to additional uncertainty as certain segments of the economy and workforce come back on line, members resume care that may have been foregone, and the broader population becomes vaccinated.

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

In 2021, our results were more significantly impacted by COVID-19 than in 2020. We experienced increased COVID-19 related costs throughout 2021, with a more significant increase in the second half of 2021, particularly due to negative trends in the Southeast United States, which includes two of our largest markets – Florida and North Carolina. For the years ended December 31, 2021 and 2020, the impact of COVID-19 increased our MCR by 530 basis points and 400 basis points, respectively, reflecting an increase in medical costs of $208.0 million and $46.6 million, respectively.
Overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time, as certain geographic regions have experienced a resurgence of COVID-19 infections and new strains of COVID-19 that appear to be more transmissible and may potentially evade vaccines have emerged. Although the number of people who have been vaccinated has been increasing, the duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depends on factors beyond our knowledge and control.

Business Update

Our mission – Making Healthcare Right. Together. – is built on the belief that by connecting and aligning the best local resources in healthcare delivery with the financing of care, we can deliver better outcomes, at a lower cost, for all consumers. Bright Health Group is building a truly unique model that we believe will transform how healthcare is delivered. We believe when healthcare is delivered in a Fully Aligned and Integrated Care model, we can bend the cost curve and, most importantly, enhance value for both consumers and providers.

We achieved substantial growth in 2021, reaching over $4.0 billion in revenue, and we are enthusiastic about our positioning for 2022. As we executed on our strategy to quickly gain scale in the business, we expected some variability in our results, and we saw that play out as we closed 2021. The meaningful revenue growth we delivered in 2021, which was driven to a combination of higher than anticipated growth to start the year and additional growth from the Special Enrollment Period, outpaced our operational and system capabilities.

Unique factors in 2021, including the COVID-19 pandemic and our large group of new members without risk scores, combined with scaling up our organizational capabilities and enterprise technologies, impacted our results into the fourth quarter more significantly than anticipated. These factors impacted our ability to engage with our members in order to accurately capture their underlying health conditions and impacted prior period medical costs as we caught up on claims processing.

Despite the challenges we faced 2021, we believe our larger base of business along with continued growth into 2022, provides a solid platform to continue executing on our strategy. We anticipate that through our Fully Aligned Care model we can drive differentiated results and we are taking specific actions to focus the Company, improve our systems and processes, and drive toward profitable growth. We are continuing to invest in building our NeueHealth business and have successfully expanded NeueHealth owned clinics outside of the Florida market, while also continuing to build our affiliated Care Partner network across the country.

Many of the challenges we encountered this past year can be attributed to specific areas that were already on our list for improvement, but the growth we experienced exacerbated the gaps in performance. We made significant progress correcting these issues in our operational capabilities in 2021, which we expect will help drive improved 2022 performance along with opportunities we see for further improvement over the course of 2022.

We have taken the following specific actions against several areas that we believe will impact near-term performance, which include:

1.Net Pricing Action in Core Markets: We took pricing action in excess of our expectation for underlying medical cost trends for the majority of our membership in legacy IFP markets, while still being able to demonstrate meaningful growth. In addition, we priced in potential COVID related costs to reflect the risk of future COVID related expenses. We also are focusing on pricing as an important lever in 2023, as we continue our path to profitability.

2.Unit Cost and Medical Management Reduction Initiatives: In 2021, we identified several unit cost and medical management opportunities across our IFP and MA businesses that we were unable to capitalize on in 2021, which are expected to drive value in 2022. These medical cost efforts are in addition to the net pricing actions we have taken. As we gained scale and optimized our processes, we were able to renegotiate ancillary and pharmacy contracts, reduce out of network rates, optimize existing contract structures, more closely manage high-cost cases, and improve our specialty provider network. We expect that optimizing the care network will be an ongoing process that requires data on our members and volume, both of which we now have significantly more of, as well as better systems to provide visibility.

3.Risk Adjustment Actions: Accurate risk adjustment was a challenge due to several structural issues in 2021; however, those challenges drove us to make significant investment in our capabilities. We are working on faster attribution of our members to a larger network of owned and affiliated physicians that have better ability to engage with their members earlier in the year. We have also made technology and operational investments in suspecting analytics, outreach and engagement teams, and our end-to-end risk adjustment process in order to accurately capturing the risk of the population we manage. We are also working to help members better manage and navigate their care, which we expect will drive better in-network trends.

4.Claims and Clinical Platform Stabilization: Our growth significantly challenged the capacity of our fully aligned provider networks, as well as the capacity of our administrative, operational, and clinical systems. This growth occurred while we were building BiOS and transitioning from numerous vendor solutions to BiOS, our end state operating platform. In 2022, we transitioned to new finance and people systems. In addition, 70% of our membership is on our proprietary clinical system, Panorama, and all of our new market membership is on our new claims administration platform with the remainder of our IFP membership expected to migrate in January 2023. BiOS provides us greater visibility and efficiency, the benefits of which include faster claims processing times, more accurate payments, industry standard denial rates, and more timely and complete consumer data.

5.We are Addressing Talent and Cost Structure: A high performing team is critical to our ability to improve performance and drive sustainable results. We continue to evolve our team, adding expertise as needed, and have taken specific actions to reduce the cost structure, eliminate redundancies, and drive efficiencies across the organization.

We also believe the following Company and industry factors will have an impact of our performance in 2022:

1.Scale and Diversification: We achieved growth in the 2022 Annual and Open Enrollment Periods, which provides improved scale, at more than 1 million health plan members, and 400,000 lives under risk-based contracts. This scale not only allows us to better manage population risk and reduce volatility, but our density in specific markets such as California, Texas, Florida, and North Carolina, allows us to better engage with providers and be a more meaningful portion of their overall business.

2.Higher Retained Membership: Inclusive of the impact of the 2021 SEP, approximately 85% of our IFP membership was new in 2021. To begin 2022, including new markets, approximately 55% of our enrollment is new. We also benefit from strong renewal rates, with a retention rate of 79% in our mature markets – those existing for more than two years. This has multiple benefits, including more data and information on our members to help us better manage the population and accurately capture member risk.

3.Normalized Special Enrollment Period: The 2021 SEP, while providing us with continued growth over the course of the year, came with unique challenges with regards to performance. The shorter member duration and higher acute care costs for those members, all against the backdrop of COVID, made it very difficult to engage with this population and accurately capture their risk. We expect a much more normalized SEP this year.

4.Reduced Operational Backlog: The operational challenges driven by our 2021 growth caused us to spend significant time and effort working through an operational backlog. We have made significant investments in the team and systems and we believe we are far better prepared for the growth we expect in 2022. This will allow us to better engage and respond to issues and more effectively manage performance within our population.

5.Endemic COVID: We believe COVID will continue in some capacity for the foreseeable future; however, do not expect it to be nearly as acute as it was in 2021. With the increase in vaccination rates, while cases of COVID may continue, we expect direct COVID costs will be more manageable.

We believe the near-term steps that we are taking to improve our performance will optimize the business for long-term success.

Key Metrics and Non-GAAP Financial Measures

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	Year Ended December 31,
	2021	2020	2019
Bright HealthCare Consumers Served
Commercial (1)	611,078	145,459	54,782
Medicare Advantage	116,621	61,663	4,146

NeueHealth Patients
Value-Based Care Patient Lives	175,587	21,126	—

(1) Commercial includes IFP and employer plans. Prior to 2021, our Commercial business was solely comprised of IFP products.

Key Metrics

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

Value-Based Care Patient Lives

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

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Net Loss	$(1,178,365)	(248,442)	(125,337)
Adjusted EBITDA(1)	$(1,080,906)	(238,912)	(121,091)
(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding interest expense, income taxes, depreciation and amortization, adjusted for the impact of acquisition and financing-related transaction costs, share-based compensation, changes in the fair value of contingent consideration and contract termination costs. Adjusted EBITDA has been presented in this Annual Report as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(1,178,365)	$(248,442)	$(125,337)
Interest expense	7,956	—	—
Income tax (benefit) expense	(26,521)	(9,161)	—
Depreciation and amortization	35,484	8,289	1,134
Transaction costs (a)	6,338	4,950	1,248
Share-based compensation expense (b)	68,423	5,452	1,864
Change in fair value of contingent consideration (c)	(4,221)	—	—
Contract termination costs (d)	10,000	—	—
Adjusted EBITDA	$(1,080,906)	$(238,912)	$(121,091)

(a)Transaction costs include accounting, tax, valuation, consulting, legal and investment banking fees directly relating to business combinations and certain costs associated with our IPO. These costs can vary from period to period and impact comparability, and we do not believe such transaction costs reflect the ongoing performance of our business.
(b)Represents non-cash compensation expense related to stock option, restricted stock unit, and performance-based restricted stock unit grants, which can vary from period to period based on a number of factors, including the timing, quantity and grant date fair value of the awards.
(c)Represents non-cash change in the fair value of contingent consideration from business combinations, which is remeasured at fair value each reporting period. There was no material activity for periods prior to the first quarter of 2021.
(d)Represents amount paid for early termination of an existing vendor contract.

Acquisitions
Effective December 31, 2019, we acquired substantially all of the assets of Associates in Family Practice of Broward, L.L.C., a Florida limited liability corporation, renaming it to AssociatesMD Medical Group, Inc. (“AMD”). This NeueHealth acquisition was completed to enhance our clinical capabilities to better serve enrollees as part of our planned Florida market entrance in 2020.
Effective April 30, 2020, we acquired Universal Care, Inc. (d.b.a. Brand New Day) (“BND”), which is focused on serving primarily MA special needs consumers. This Bright HealthCare acquisition was completed to bolster our MA platform and provide entry into California.
Effective December 31, 2020, we acquired a 62% controlling interest in Premier Medical Associates of Florida, LLC (“PMA”). This NeueHealth acquisition was completed to enhance our clinical capabilities to better serve enrollees as part of our Florida market expansion in 2021.
Effective March 31, 2021, we acquired THNM, which offers policies available through the commercial market for individual on- and off-exchange and employer-sponsored health coverage. This Bright HealthCare acquisition was completed to enter into a new state of strategic interest and to leverage THNM’s strong local clinical model of care.

Effective March 31, 2021, we acquired Zipnosis, Inc. (“Zipnosis”), which is a telehealth platform that offers virtual care to health systems around the U.S. This NeueHealth acquisition was completed to enhance our proprietary technology platform, DocSquad, and our consumer and provider connectivity with Zipnosis’ virtual care capabilities.
Effective April 1, 2021, we acquired Central Health Plan of California, Inc. (“CHP”), an insurance provider of MA health maintenance organization (“HMO”) services. This Bright HealthCare acquisition was completed to gain synergies from leveraging CHP’s clinical model and California consumer expertise to continue to expand our MA business in the California market.

Effective July 1, 2021, we acquired Centrum, a value-based primary care focused, multi-specialty medical group, serving Commercial, Medicare, and Medicaid consumers across multiple payors. This NeueHealth acquisition was completed for the incremental financial benefits achievable through our integrated care delivery model, whereby Bright HealthCare members are cared for under value-based arrangements with Centrum. This model brings together the financing, distribution, and delivery of high-quality healthcare and provides the opportunity to enhance our overall margin potential.
See Note 3 in the Notes to Consolidated Financial Statements for more information regarding our business combinations.

Results of Operations
The following table summarizes our audited consolidated statements of income (loss) data for the years ended December 31, 2021, 2020 and 2019.

(in thousands)	Year Ended December 31,
Consolidated Statements of Income (loss) and operating data:	2021	2020	2019
Revenue:
Premium revenue	$3,902,714	$1,180,338	$272,323
Service revenue	42,701	18,514	—
Investment income	83,974	8,468	8,350
Total revenue	4,029,389	1,207,320	280,673
Operating costs
Medical costs	3,953,674	1,047,300	224,387
Operating costs	1,238,387	409,334	180,489
Depreciation and amortization	35,484	8,289	1,134
Total operating costs	5,227,545	1,464,923	406,010
Operating loss	(1,198,156)	(257,603)	(125,337)
Interest expense	7,956	—	—
Other income	(1,226)	—	—
Loss before income taxes	(1,204,886)	(257,603)	(125,337)
Income tax (benefit) expense	(26,521)	(9,161)	—
Net loss	(1,178,365)	(248,442)	(125,337)
Net earnings attributable to non-controlling interest	(6,497)	—	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(1,184,862)	$(248,442)	$(125,337)
Adjusted EBITDA	$(1,080,906)	$(238,912)	$(121,091)
Medical Cost Ratio (MCR) (1)	101.3%	88.7%	82.4%
Operating Cost Ratio (2)	30.7%	33.9%	64.3%
_______________________
(1)Medical Cost Ratio is defined as medical costs divided by premium revenue.
(2)Operating Cost Ratio is defined as operating costs divided by total revenue.

2021 Compared to 2020

Total revenue increased by $2.8 billion, or 233.7%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was largely driven by an increase in Bright HealthCare consumers of approximately 520,000 consumer lives, or 251.3%, primarily from organic growth in IFP within our Commercial business, including the 2021 Special Enrollment Period, as well as organic and inorganic contributions from the MA business. Increases in our risk adjustment liability partially offset the total revenue increases. The year ended December 31, 2021 also included $906.1 million from the acquisitions of PMA, THNM, Zipnosis, CHP and Centrum and a full year of Brand New Day, which was acquired on April 30, 2020. These acquisitions were the primary driver of the increase in service revenue contributing $23.8 million for the year ended December 31, 2021. In addition, investment income increased due to unrealized gains from investments in equity securities of $80.2 million.

Medical costs increased by $2.9 billion, or 277.5%, for the year ended December 31, 2021, as compared to the same period in 2020. The increase in medical costs was driven by an increase in consumers through both organic growth in our Commercial and MA businesses and inorganic growth attributable to the acquisitions of PMA, THNM, CHP and Centrum, as well as a full year of Brand New Day. We also experienced an increase in medical costs from COVID-19 during the year ended December 31, 2021.

Our MCR of 101.3% for the year ended December 31, 2021, increased 1,260 basis points as compared to the same period in 2020. The 2021 Special Enrollment Period and our overall growth created challenges for capturing underlying risk, and we were more significantly impacted by COVID-19 related costs, particularly given the significant portion of our consumers in Florida. Our MCR for the year ended December 31, 2021 included a 530 basis point unfavorable impact from COVID-19 costs, and a 90 basis point unfavorable impact from non-COVID prior period development (“PPD”).

Operating costs increased by $829.1 million, or 202.5%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase in operating costs was primarily due to increases in operating costs from new market entry, increased marketing and selling expenses related to the 2021 special enrollment period in our Commercial business and increased compensation and benefit costs driven by an increase in employees and an increase in share-based compensation costs. In addition, the year ended December 31, 2021 also includes $102.8 million of premium deficiency reserve expense due to expected future losses in certain markets in 2022 in our Bright HealthCare segment.

Our operating cost ratio of 30.7% for the year ended December 31, 2021 improved 320 basis points as compared to the same period in 2020. The decrease was primarily due to operating costs increasing at a slower rate than the increased premium revenues earned due to consumer growth, as we continue to gain leverage on our operating costs as we grow, partially offset by an increase in broker commission costs associated with new membership growth.

Depreciation and amortization increased by $27.2 million, or 328.1%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to a $25.5 million increase in amortization expense resulting from intangible assets acquired in the PMA, THNM, Zipnosis, CHP, and Centrum acquisitions, for which there were no comparable amounts in 2020.

Interest expense was $8.0 million for the year ended December 31, 2021, which was due to interest on the Credit Agreement we entered into in March 2021, as well as amortization of debt issuance costs. We did not have any interest expense for the years ended December 31, 2020 and 2019.

Income tax benefit was $26.5 million for the year ended December 31, 2021. The overall tax benefit recognized during the year is primarily due to the release of valuation allowance in connection with new deferred tax liabilities recorded on identifiable intangibles as part of business combination accounting for the Zipnosis, THNM, and CHP stock acquisitions, as well as a measurement period adjustment related to the BND acquisition.

2020 Compared to 2019

Total revenue increased by $926.6 million, or 330.2%, to $1.2 billion for the year ended December 31, 2020 as compared to the same period in 2019. The increase in revenue was driven by an increase in Bright HealthCare consumers of 251% from organic growth and inorganic contributions from the Brand New Day Acquisition, as well as the creation of the NeueHealth segment with the acquisition of AMD.

Medical costs increased by $822.9 million, or 366.7%, to $1.0 billion for the year ended December 31, 2020 as compared to the same period in 2019. This was primarily due to an increase in consumers through both organic and inorganic growth, increased MA product mix at a higher MCR primarily due to the Brand New Day Acquisition and the adverse financial impacts of the COVID-19 pandemic on MA and IFP inpatient admissions. In certain new IFP markets, we experienced increased medical costs due to greater out-of-network utilization in 2020.

Medical Cost Ratio of 88.7% for year ended December 31, 2020 increased 630 basis points as compared to the same period in 2019. This was primarily due to the increased medical costs from COVID-19, increased MA product mix as the result of the Brand New Day Acquisition and an increase in out-of-network utilization in certain new IFP markets.

Operating costs increased by $228.8 million, or 126.8%, to $409.3 million for the year ended December 31, 2020 as compared to the same period in 2019. This was primarily due to increased compensation and benefit costs from more employees, outsourced vendor fees, broker commissions, marketing, premium taxes and fees in support of consumer growth, acquisitions and business segment expansion.

Operating cost ratio of 33.9% for the year ended December 31, 2020 improved 3,040 basis points as compared to the same period in 2019. This was primarily due to operating costs increasing at a slower rate than revenue increases as the Company grows.

Depreciation and amortization increased by $7.2 million, or 631.0%, to $8.3 million for the year ended December 31, 2020 as compared to the same period in 2019. This was primarily due to $5.4 million of amortization expense resulting from intangibles assets acquired in our acquisition of AMD and the Brand New Day Acquisition. There was no amortization expense in 2019.

Income tax benefit was $9.2 million for the year ended December 31, 2020. The overall tax benefit recognized during the year was primarily due to the tax impact of goodwill and intangible assets acquired as part of the Brand New Day Acquisition in 2020. We did not have any income tax (benefit) expense in 2019.

Bright HealthCare
(in thousands)	Year Ended December 31,
Statements of income (loss) and operating data:	2021	2020	2019

Bright HealthCare:
Revenue:
Commercial premium revenue	$2,512,624	$692,433	$236,290
Medicare Advantage premium revenue	1,297,273	480,112	36,033
Investment income	3,739	8,468	8,350
Total revenue	3,813,636	1,181,013	280,673
Operating expenses:
Medical costs	3,766,897	1,047,300	224,387
Operating costs	1,140,842	376,215	180,489
Depreciation and amortization	17,068	6,394	1,134
Total operating expenses	4,924,807	1,429,909	406,010
Operating loss	$(1,111,171)	$(248,896)	$(125,337)
Medical Cost Ratio (MCR)	98.9%	89.3%	82.4%

2021 Compared to 2020

Commercial revenue increased by $1.8 billion, or 262.9%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase in revenue was driven by an increase in consumer lives of approximately 520,000 due to organic growth and inorganic growth from the acquisition of THNM, as well as higher net premium rates in certain markets and plan mix, which were partially offset by an increase in risk adjustment payables.

MA revenue increased by $817.2 million, or 170.2%, for the year ended December 31, 2021 as compared to the same period in 2020. The year ended December 31, 2021 included $679.1 million of revenue from our acquisition of CHP on April 1, 2021, and the impact of a full year of revenue from Brand New Day, which was acquired on April 30, 2020. We also experienced volume increases due to organic growth.

Medical costs increased by $2.7 billion, or 259.7%, for the year ended December 31, 2021 as compared to the same period in 2020. For the years ended December 31, 2021 and 2020, the impact of COVID-19 increased our medical costs by $208.0 million and $46.6 million, respectively. The increase in 2021 is also due to an increase in consumers driven by organic growth, unfavorable medical cost rates and inorganic growth as a result of acquisitions.

Our MCR of 98.9% for the year ended December 31, 2021 increased 960 basis points as compared to the same period in 2020. Our MCR for the year ended December 31, 2021 included a 530 basis point unfavorable impact from COVID-19 related costs and a 90 basis point unfavorable impact from non-COVID PPD. Our MCR for the year ended December 31, 2020 included a 400 basis point unfavorable impact from COVID-19 costs, a 110 basis point favorable impact from non-COVID PPD and a 110 basis point favorable impact from deferred utilization. Our MCR for the year ended December 31,

2021, was also impacted by an increase in risk adjustment payable and medical costs from MA product mix as a result of a full year of activity from Brand New Day and the acquisition of CHP.

Operating costs increased by $764.6 million, or 203.2%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to increases in operating costs from new market entry, increased marketing and selling expenses related to the 2021 SEP in our Commercial business and increased compensation and benefit costs driven by an increase in employees and an increase in share-based compensation costs. In addition, the year ended December 31, 2021 also includes $102.8 million of premium deficiency reserve expense due to expected future losses in certain markets in 2022, as well as increased operating costs from the acquisitions of THNM and CHP, which do not have a comparable prior year impact.

Depreciation and amortization increased by $10.7 million, or 166.9%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to amortization expense of $9.6 million resulting primarily from intangible assets acquired in 2021 for which there were no comparable amounts in the 2020 period.

2020 Compared to 2019

Commercial revenue increased by $456.1 million, or 193.0%, to $692.4 million for the year ended December 31, 2020 as compared to the same period in 2019. This was primarily driven by a 166% increase in consumers, with the remainder primarily attributable to higher premium rates in certain new markets.

MA revenue increased by $444.1 million to $480.1 million for the year ended December 31, 2020 as compared to the same period in 2019. This was primarily driven by the Brand New Day acquisition, which contributed $426.3 million of the revenue increase, and other organic growth, which together helped drive consumer growth of 1,387%.

Medical costs increased by $822.9 million, or 366.7%, to $1.0 billion for the year ended December 31, 2020 as compared to the same period in 2019. This was primarily due to increased consumers, impacts from the COVID-19 pandemic and the Brand New Day Acquisition driving increased MA product mix. In addition, certain new IFP markets experienced increased levels of out-of-network utilization in 2020.

MCR increased from 82.4% for the year ended December 31, 2019 to 89.3% for the year ended December 31, 2020, representing a 690 basis points increase. This was primarily due to the increased medical costs from COVID-19, increased MA product mix as a result of the Brand New Day Acquisition and an increase in out-of-network medical claims utilization in certain new IFP markets.

Operating costs increased by $195.7 million, or 108.4%, to $376.2 million for the year ended December 31, 2020 as compared to the same period in 2019. This was primarily due to an increase in employee headcount leading to increased compensation and benefit costs, as well as an increase in outsourced vendor fees, broker commissions, marketing, premium taxes and fees in support of consumer growth and the Brand New Day acquisition.

Depreciation and amortization increased by $5.3 million, or 463.8%, to $6.4 million for the year ended December 31, 2020 as compared to the same period in 2019. This was primarily due to $3.2 million of amortization expense resulting from intangibles assets acquired in our Brand New Day Acquisition, as well as depreciation expense from the acquired property, equipment and capitalized software. There was no amortization expense in 2019.

NeueHealth
($ in thousands)	Year Ended December 31,
Statements of income (loss) data:	2021	2020	2019

NeueHealth:
Revenue:
Premium revenue	$338,254	$7,793	$—
Service revenue	74,690	29,354	—
Investment income	80,235	—	—
Total revenue	493,179	37,147	—
Operating expenses:
Medical costs	432,318	—	—
Operating costs	129,430	43,959	—
Depreciation and amortization	18,416	1,895	—
Total operating expenses	580,164	45,854	—
Operating loss	$(86,985)	$(8,707)	$—
Medical Cost Ratio (MCR)	127.8%	—%	—%

No activity reflected in 2019 due to establishment of segment in 2020.

2021 Compared to 2020

Premium revenue increased by $330.5 million for the year ended December 31, 2021 as compared to the same period in 2020. The increase in premium revenue for the year ended December 31, 2021 includes $262.4 million from the acquisitions of PMA and Centrum, as well as an organic increase in patient lives.

Service revenue increased by $45.3 million, or 154.4%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase in service revenue is primarily driven by increased intercompany network contract service revenue with our Bright HealthCare segment, which is charged on a per consumer per month basis and has increased due to market expansion and an increase in consumer lives. The acquisitions of PMA, Zipnosis and Centrum also contributed $23.7 million to the year-over-year increase in service revenue.

Investment income was $80.2 million for the year ended December 31, 2021 due to unrealized gains on equity securities acquired in 2021. NeueHealth did not hold any investments during the year ended December 31, 2020.

Medical costs were $432.3 million for the year ended December 31, 2021, which were primarily driven by an increase in patient lives as a result of the PMA and Centrum acquisitions, as well as organic growth in our value-based arrangements. MCR was 127.8% for the year ended December 31, 2021. There were no medical costs in the year ended December 31, 2020.

Operating costs increased by $85.5 million, or 194.4%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to increased compensation and benefit costs from more employees, and outsourced vendor fees in support of consumer growth, as well as costs from the PMA, Zipnosis and Centrum acquisitions.

Depreciation and amortization increased by $16.5 million for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to amortization expense of $15.9 million resulting from intangible assets acquired for which there were no comparable amounts in 2020.

2020 Compared to 2019

Our NeueHealth segment was created in 2020 through the acquisition of AMD and the establishment of our Bright Health Network service. Service revenue reflects fee-for-service revenue attributable to AMD service patients and internal revenue generated by Bright Health Networks for network contract services with Bright HealthCare. Premium revenue reflects

AMD revenue related to capitation payments and other value-based revenue from third-party payors. There was no comparable activity in 2019.

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

We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in expanding our operations and due to additional general and administrative costs we expect to incur in connection with operating as a public company. We believe that existing cash on hand, investments and amounts available under our Credit Agreement described below will be sufficient to satisfy our anticipated cash requirements for the next twelve months for items such as risk adjustment payable, medical costs payable, accounts payable and other current liabilities. However, we may seek additional capital to support our future growth plans and other strategic opportunities that may arise, as well as anticipated cash requirements beyond that period for long-term obligations such as operating leases and redeemable noncontrolling interest.

As of December 31, 2021, we had $1.1 billion in cash and cash equivalents, $193.8 million in short-term investments and $675.2 million long-term investments on the Consolidated Balance Sheet. As of December 31, 2020, we had $488.4 million in cash and cash equivalents, $499.9 million in short-term investments and $175.2 million long-term investments. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of December 31, 2021, we had non-regulated cash and cash equivalents of $76.3 million and short-term investments of $121.5 million. As of December 31, 2020, we had non-regulated cash and cash equivalents of $133.3 million, short-term investments of $385.6 million of which $1.1 million was restricted, and long-term investments of $5.6 million.

As of December 31, 2021, we had regulated insurance entity cash and cash equivalents of $984.9 million, short-term investments of $72.4 million and long-term investments of $675.2 million. As of December 31, 2020, we had regulated insurance entity cash and cash equivalents of $355.1 million, short-term investments of $114.3 million and long-term investments of $169.5 million.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The Company declared two dividends from the regulated insurance entities to the parent company during the year ended December 31, 2021, and declared no dividends during 2020. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. As of December 31, 2021 and 2020, $398.5 million and $235.8 million, respectively, was held in risk-based capital and surplus at regulated insurance legal entities, which was in excess of the minimum requirements in each year.

Indebtedness

On March 1, 2021, we entered into a $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”). On August 2, 2021, the Credit Agreement was amended to change the definition of “Qualified IPO” by reducing the net proceeds required to be received by the Company from $1.0 billion to $850.0 million (the “Amendment”). In addition, prior to such amendment, the Credit Agreement contained a covenant that required the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00 prior to a Qualified IPO, and (b) 0.30 to 1.00 after a Qualified IPO. The Amendment changed this covenant by removing the increase in the ratio after a Qualified IPO such that the Company is now required to maintain a total debt to capitalization ratio of 0.25 to 1.00. On August 4, 2021, we elected to extend the maturity date of the Credit Agreement from February 28, 2022 to February 28, 2024. As of December 31, 2021, we had $155.0 million borrowed on the Credit Agreement at an effective annual interest rate of 7.25%. The Credit Agreement also contains a covenant that requires us to maintain a minimum liquidity of $150.0 million.

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

Preferred Stock Financing

On January 3, 2022, we issued 750,000 shares of the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $750.0 million. We used a portion of the proceeds to repay in full our $155.0 million of outstanding borrowings under the Credit Agreement on January 4, 2022.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$82,059	$(57,238)	$(8,208)
Net cash used in investing activities	(552,892)	(689,742)	(94,643)
Net cash provided by financing activities	1,043,641	712,441	424,060
Net increase (decrease) in cash and cash equivalents	$572,808	$(34,539)	$321,209
Cash and cash equivalents at beginning of year	488,371	522,910	201,701
Cash and cash equivalents at end of year	$1,061,179	$488,371	$522,910

Operating Activities

During the year ended December 31, 2021, cash provided by operating activities increased by $139.3 million as compared to the same period in 2020. This was primarily driven by the increase in consumer growth driving the increased medical costs and risk adjustment payables, as well as accounts payables and other liabilities, and increased medical costs in the MA business driven by a full year of activity from Brand New Day and the acquisition of CHP. These increases were partially offset by an increase in our net loss.

During the year ended December 31, 2020, net cash used in operating activities increased by $49.0 million as compared to the same period in 2019. This was primarily driven by the year-over-year increase in our net loss, which was partially offset by consumer growth driving the increased medical costs and risk adjustment payables.

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities decreased by $136.9 million as compared to the same period in 2020. The decrease was primarily attributable to a decrease in purchases of investments, net of proceeds from sales, paydowns and maturities of investments of $362.2 million, which was partially offset by a $201.5 million increase in cash used for acquisitions.

During the year ended December 31, 2020, net cash used in investing activities increased by $595.1 million as compared to the same period in 2019. The increase was primarily attributable to growth of our investment portfolio, as purchases more than offset sales and maturities of investment in 2020. In addition, we used $230.3 million of cash to acquire Brand New Day and PMA in 2020.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities increased by $331.2 million as compared to the same period in 2020. The increase was due to $887.3 million of proceeds from our IPO in June 2021, offset by $6.7 million of cash paid for IPO offering costs, and a $155.0 million increase in net proceeds from short-term borrowings. These increases were partially offset by a $711.2 million decrease in proceeds from preferred stock financings in 2020, for which there were no similar offerings in 2021.

Our net cash provided by financing activities was primarily related to cash received from our preferred stock financings in 2020 and 2019. See Note 10 in the Notes to Consolidated Financial Statements for additional detail on our preferred stock.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, are reflected in the consolidated financial statements prospectively from the date of change in estimates.

While our significant accounting policies are described in more detail in the notes to the consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Medical Costs Payable

Medical costs payable includes estimates for the costs of healthcare services consumers have received but for which claims have not yet been received or processed. Depending on the healthcare professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Approximately 80% of claims related to medical care services are known and settled within 90 days from the date of service and substantially all within twelve months.

In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2021 included unfavorable medical cost development related to prior years of $9.5 million. In 2020 and 2019 medical costs included favorable development related to prior years of $8.6 million and $7.4 million, respectively.

In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, for the most recent months, we estimate claim costs incurred by applying observed medical cost trend factors to the average per consumer per month (“PMPM”) medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors.

Completion Factors: A completion factor is an actuarial estimate, based upon historical experience and analysis of current trends, of the percentage of incurred claims in a given period adjudicated by us at the date of estimation. Completion factors are the most significant assumptions we use in developing our estimate of medical costs payable. For periods prior to the three most recent months, completion factors include judgments related to claim submissions such as the time from date of service to claim receipt, claim levels, and processing cycles, as well as other factors. If actual claims submission rates from providers (which can be influenced by a number of factors, including provider mix and electronic versus manual submissions) or our claim processing patterns are different than estimated, our reserve estimates may be significantly impacted. For the most recent three months, the completion factors are informed primarily from forecasted PMPM claims projections developed from our historical experience and adjusted by emerging experience data in the preceding months which may include adjustments for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in consumer cost sharing, changes in medical management processes, product mix, and workday seasonality.

The following table illustrates the sensitivity of the completion factors and the estimated potential impact on our medical costs payable estimates as of December 31, 2021:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) in Medical Costs Payable
(in thousands)
(3.00)%	$89,100
(2.00)%	58,794
(1.00)%	29,100
1.00%	(28,524)
2.00%	(56,488)
3.00%	(83,910)

The completion factors analysis above includes a wide range of possible outcomes based on the early stage of development, combined with strong growth, that may drive additional volatility. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2021; however, actual claim payments may differ from established estimates as discussed above.

Assuming a hypothetical 1% difference between our December 31, 2021 estimates of medical costs payable and actual medical costs payable net earnings would have increased or decreased by approximately $8.2 million.

See Note 2 and Note 8 in the Notes to Consolidated Financial Statements for additional detail on our medical costs payable.

Risk Adjustment

The risk adjustment programs in the IFP and MA lines of business are designed to mitigate the potential impact of adverse selection and provide stability for health insurers.

Under the individual and small group risk adjustment program, each plan is assigned a risk score based upon demographic and current year medical encounters information that is submitted to CMS for its consumers and calculated based on the CMS risk adjustment methodology. Plans with a plan level risk score that is lower than the State average risk scores will generally pay into the pool, while plans with a plan level risk score higher than State average risk scores will generally receive distributions.

In the MA risk adjustment program, each consumer is assigned a risk score based on their demographic and prior year medical encounters information submitted to CMS that reflects the consumer’s predicted health costs based on the CMS risk adjustment methodology. Plans receive higher payments for consumers with higher risk scores than consumers with lower risk scores.

For both IFP and MA, we utilize external sources to help determine market risk scores, and we estimate the amount of risk adjustment payable or receivable based upon the processed claims and medical diagnosis data submitted and expected to be submitted to CMS. We refine our estimate as new information becomes available.

Premium Deficiency Reserves

Premium deficiency reserve (“PDR”) liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries on existing medical insurance contracts, including consideration of investment income. We assess if a PDR liability is needed through review of current results and forecasts. For purposes of determining premium deficiency losses, contracts are grouped consistent with our method of acquiring, servicing, and measuring the profitability of such contracts.

Goodwill

We test goodwill for impairment annually at the beginning of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We test for goodwill impairment at the reporting unit level. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic trends, industry and market factors, cost factors, changes in overall financial performance, and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we perform a test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value of the reporting unit is greater than its carrying value, no goodwill impairment is recognized. If the carrying value of the reporting unit is less than its calculated fair value, we recognize an impairment equal to the difference between the carrying value of the reporting unit and its calculated fair value.

We estimate the fair values of our reporting units using a combination of discounted cash flows and comparable market multiples, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about revenue growth rates, operating margins, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. Underperformance to the financial projections used in the impairment analysis could negatively impact the fair value of our reporting units. Additionally, the passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future.

As of October 1, 2021, we completed our annual impairment tests for goodwill with all of our reporting units having fair values significantly in excess of their carrying values.

Recently Adopted and Issued Accounting Standards

See Note 2 in the Notes to Consolidated Financial Statements for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest Risk

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. We invest in a professionally managed portfolio of securities, which includes debt securities of publicly traded companies, obligations of the U.S. government, domestic government agencies, and state and political subdivisions. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies and other factors outside of our control. Assuming a hypothetical and immediate 1% increase in interest rates across the entire U.S. Treasury curve at December 31, 2021, the aggregate market value decrease to our regulated and unregulated portfolios would be approximately $16.0 million.

Bright Health Group, Inc. and Subsidiaries
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bright Health Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Health Group, Inc. and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), changes in redeemable preferred stock and shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Incurred but not Reported (IBNR) Claim Liability – Refer to Notes 2 and 8 to the Financial Statements

Critical Audit Matter Description

Medical costs payable includes the Company’s estimates for the costs of healthcare services consumers have received but for which claims have not yet been received or processed. At December 31, 2021, the Company’s IBNR balance was $660 million. The IBNR claims are developed using an actuarial process that requires management to make judgments. These judgments include applying observed medical cost trend factors to the average per member per month (“PMPM”) medical costs as well as using completion factors that include judgments related to claim submissions such as the time from data of service to claim receipt, claim levels, and processing cycles, as well as other factors.

We identified the IBNR claim liability as a critical audit matter because of the significant assumptions made by management in estimating the liability. This required complex auditor judgment and an increased extent of effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management’s methods, assumptions and judgments in developing the liability.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to IBNR included the following, among others:
•We evaluated the design and implementation of controls over management’s estimate of the IBNR claim liability balance, including controls over the judgements made in the actuarial estimation process, as well as controls over the claims data used in the estimation process.
•We tested the underlying claims, membership data, and other information that served as the basis for the actuarial analysis, to test that the inputs to the actuarial estimate were complete and accurate.
•With the assistance of actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the IBNR claim liability by:
–Performing an overlay of the historical claims data used in management’s current year model to the data used in prior periods to validate that there were no material changes to the claims data tested in prior periods.
–Developing an independent estimate of the IBNR claim liability and comparing our estimate to management’s estimate.
–Performing a retrospective review comparing management’s prior year estimate of IBNR to claims processed in 2021 with dates of service in 2020 or prior to identify potential bias in the determination of the IBNR claims liability.

Affordable Care Act (ACA) Risk Adjustment – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company records adjustments for changes to the risk adjustment balances for its individual and small group policies in premium revenue. The risk adjustment program adjusts premiums based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses in accordance with Section 1343 of the ACA. Risk score information is calculated at the consumer level in order to determine an average risk score for each legal entity participating in a particular state market, which are then compared to the overall risk score for the state market. The risk adjustment amount is determined based on how each of the Company’s average risk scores compare to the state’s average risk score. The nature of the program requires significant assumptions from the Company in estimating both the final risk scores of its members as well as state average risk scores. The ACA risk adjustment liability balance was $931M as of 12/31/2021.

We identified the ACA risk adjustment liability as a critical audit matter because of the significant judgement and assumptions management makes to estimate its risk adjustment liability. This requires complex auditor judgment, and an increased extent of audit effort, including the involvement of our actuarial specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions and methods.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to ACA risk adjustment included the following, among others:
•We evaluated the design and implementation of controls over management’s estimate of the ACA Risk Adjustment liability balance.
•We assessed the Company’s process to estimate the ACA risk adjustment balance by performing a retrospective review of the Company’s prior year balance against final settlement amounts.
•With the assistance of our actuarial specialists, we evaluated the model used to develop the risk adjustment estimates, including the mathematical accuracy of calculations, and tested certain significant assumptions and inputs.
•We obtained the report issued by management’s third-party specialist and compared to management’s recorded estimate.

Premium Deficiency Reserve (PDR) – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

PDR liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries on existing medical insurance contracts. The Company assesses if a PDR liability is needed through review of current results and forecasts. For purposes of determining premium deficiency losses, contracts are grouped consistent with the Company’s method of acquiring, servicing, and measuring the profitability of such contracts. The PDR balance was $103M as of 12/31/2021.

We identified Premium Deficiency Reserve as a critical audit matter because of the significant assumptions management makes when forecasting the expected performance of its insurance contracts. These assumptions include forecasts of the expected premium revenues, reinsurance recoveries, claim expenses, and maintenance costs of each contract grouping. The evaluation of the assumptions used by management to develop its PDR forecasts require complex auditor judgement and an increased extent of audit effort, including the involvement of our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to PDR included the following, among others:
•We evaluated the design and implementation of the control over the review of the significant business and valuation assumptions included in the forecast used in the PDR analysis.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts used in the PDR model to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•With the assistance of our actuarial specialists, we evaluated the model used to develop the PDR estimates, including the mathematical accuracy of calculations, and tested certain significant assumptions and inputs.

Goodwill – Bright Healthcare MA and NeueHealth Reporting Units– Refer to Notes 2, 3, and 7 to the Financial Statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of discounted cash flows and comparable market multiples. The determination of fair value using discounted cash flows requires management to make significant estimates and assumptions related to forecasts of revenue growth rates, profit margins, and discount rates. The determination of fair value using comparable market multiples requires management to make significant assumptions related to revenue multiples, including the determination of an appropriate group of peer companies. The goodwill balance was $839 million as of December 31, 2021. The fair values of all three reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of its reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenue growth rates, profit margins, revenue multiples, and selection of discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Goodwill included the following, among others:
•We evaluated the design and implementation of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of its reporting units.
•We evaluated the reasonableness of management’s forecasts by evaluating historical forecasts to actual results and comparing the forecasts used in the income approach to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations used in the income approach, developing a range of independent estimates and comparing those to the discount rates selected by management.
•With the assistance of our fair value specialists, we evaluated the revenue multiples used in the market approach, including testing the underlying source information and mathematical accuracy of the calculations, comparing the multiples selected by management to its guideline companies, and evaluating management’s determination of appropriate guideline companies.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 18, 2022

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bright Health Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income (loss), comprehensive income (loss), changes in redeemable preferred stock and shareholders’ equity (deficit) and cash flows for the year ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements) of Bright Health Group, Inc. and its subsidiaries (formerly known as Bright Health Inc.) (the “Company”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ RSM US LLP
We served as the Company’s auditor from 2016 to 2021.
Chicago, Illinois
March 17, 2021, except for the effects of the stock split as discussed in the second paragraph in Note 1 as to which the date is June 4, 2021.

Bright Health Group, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,061,179	$488,371
Short-term investments	193,835	499,928
Accounts receivable, net of allowance of $4,074 and $2,602, respectively	113,474	60,522
Prepaids and other current assets	291,712	130,986
Total current assets	1,660,200	1,179,807
Other assets:
Long-term investments	675,192	175,176
Property, equipment and capitalized software, net	38,344	12,264
Goodwill	835,140	263,035
Intangible assets, net	343,860	152,211
Other non-current assets	45,603	28,309
Total other assets	1,938,139	630,995
Total assets	$3,598,339	$1,810,802
Liabilities, Redeemable Noncontrolling Interests, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$817,975	$249,777
Accounts payable	118,140	57,252
Unearned revenue	53,295	34,628
Risk adjustment payable	931,170	187,777
Short-term borrowings	155,000	—
Other current liabilities	207,238	35,847
Total current liabilities	2,282,818	565,281
Other liabilities	41,994	28,578
Total liabilities	2,324,812	593,859
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	128,407	39,600
Redeemable preferred stock, $0.0001 par value; 100,000,000 and 166,307,087 shares authorized in 2021 and 2020, respectively; — and 164,244,893 shares issued and outstanding in 2021 and 2020, respectively	—	1,681,015
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 and 658,993,725 shares authorized in 2021 and 2020, respectively; 628,622,872 and 137,662,698 shares issued and outstanding in 2021 and 2020, respectively	63	14
Additional paid-in capital	2,861,243	9,877
Accumulated deficit	(1,700,851)	(515,989)
Accumulated other comprehensive (loss) income	(3,335)	2,426
Treasury stock, at cost, 2,522,148 and — shares at December 31, 2021 and 2020, respectively	(12,000)	—
Total shareholders’ equity (deficit)	1,145,120	(503,672)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$3,598,339	$1,810,802
See accompanying Notes to Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Premium revenue	$3,902,714	$1,180,338	$272,323
Service revenue	42,701	18,514	—
Investment income	83,974	8,468	8,350
Total revenue	4,029,389	1,207,320	280,673
Operating expenses:
Medical costs	3,953,674	1,047,300	224,387
Operating costs	1,238,387	409,334	180,489
Depreciation and amortization	35,484	8,289	1,134
Total operating expenses	5,227,545	1,464,923	406,010
Operating loss	(1,198,156)	(257,603)	(125,337)
Interest expense	7,956	—	—
Other income	(1,226)	—	—
Loss before income taxes	(1,204,886)	(257,603)	(125,337)
Income tax (benefit) expense	(26,521)	(9,161)	—
Net loss	(1,178,365)	(248,442)	(125,337)
Net earnings attributable to noncontrolling interests	(6,497)	—	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(1,184,862)	$(248,442)	$(125,337)
Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders	$(3.02)	$(1.82)	$(0.93)
Basic and diluted weighted-average common shares outstanding	392,243	136,193	134,486
See accompanying Notes to Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net loss	$(1,178,365)	$(248,442)	$(125,337)
Other comprehensive (loss) income:
Unrealized investment holding (losses) gains arising during the year, net of tax of $—, $—, and $—, respectively	(6,163)	1,556	1,211
Less: reclassification adjustments for investment (losses) gains, net of tax of $—, $—, and $—, respectively	(402)	112	38
Other comprehensive (loss) income	(5,761)	1,444	1,173
Comprehensive loss	(1,184,126)	(246,998)	(124,164)
Comprehensive income attributable to noncontrolling interests	(6,497)	—	—
Comprehensive loss attributable to Bright Health Group, Inc. common shareholders	$(1,190,623)	$(246,998)	$(124,164)
See accompanying Notes to Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	90,782	$444,690	134,126	$13	$1,060	$(142,139)	$(191)	$—	$(141,257)

Impact of adoption of Accounting Standards	—	—	—	—	—	(71)	—	—	(71)
Net loss	—	—	—	—	—	(125,337)	—	—	(125,337)
Issuance of preferred stock	28,440	427,300	—	—	—	—	—	—	—
Issuance of common stock	—	—	1,383	1	260	—	—	—	261
Share-based compensation	—	—	—	—	1,864	—	—	—	1,864
Other comprehensive gain	—	—	—	—	—	—	1,173	—	1,173
Balance at December 31, 2019	119,222	871,990	135,509	$14	$3,184	$(267,547)	$982	$—	$(263,367)

Net loss	—	—	—	—	—	(248,442)	—	—	(248,442)
Issuance of preferred stock	45,023	809,025	—	—	—	—	—	—	—
Issuance of common stock	—	—	2,154	—	1,241	—	—	—	1,241
Share-based compensation	—	—	—	—	5,452	—	—	—	5,452
Other comprehensive gain	—	—	—	—	—	—	1,444	—	1,444
Balance at December 31, 2020	164,245	1,681,015	137,663	$14	$9,877	$(515,989)	$2,426	$—	$(503,672)

Net loss	—	—	—	—	—	(1,184,862)	—	—	(1,184,862)
Issuance of preferred stock	3,487	134,944	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(167,732)	(1,815,959)	427,897	43	1,815,916	—	—	—	1,815,959
Issuance of common stock	—	—	14,235	1	86,390	—	—	—	86,391
Sale of common stock from IPO, net of offering costs	—	—	51,350	5	880,637	—	—	—	880,642
Share-based compensation	—	—	—	—	68,423	—	—	—	68,423
Other comprehensive loss	—	—	—	—	—	—	(5,761)	—	(5,761)
Return of common stock from escrow settlement	—	—	(2,522)	—	—	—	—	(12,000)	(12,000)
Balance at December 31, 2021	—	$—	628,623	$63	$2,861,243	$(1,700,851)	$(3,335)	$(12,000)	$1,145,120
See Notes to Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(1,184,862)	$(248,442)	$(125,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,484	8,289	1,134
Share-based compensation	68,423	5,452	1,864
Deferred income taxes	(25,654)	—	—
Unrealized gain on equity securities	(80,231)	—	—
Other, net	20,254	2,667	(1,331)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(32,941)	24,631	(201)
Other assets	(143,463)	(44,061)	(8,788)
Medical cost payable	475,461	78,591	21,826
Risk adjustment payable	742,075	100,974	70,137
Accounts payable and other liabilities	192,611	(3,962)	25,553
Unearned revenue	14,902	18,623	6,935
Net cash provided by (used in) operating activities	82,059	(57,238)	(8,208)
Cash flows from investing activities:
Purchases of investments	(1,017,588)	(916,823)	(300,325)
Proceeds from sales, paydown, and maturities of investments	926,901	463,887	238,330
Purchases of property and equipment	(30,414)	(6,474)	(793)
Business acquisitions, net of cash acquired	(431,791)	(230,332)	(31,855)
Net cash used in investing activities	(552,892)	(689,742)	(94,643)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	711,200	423,800
Proceeds from issuance of common stock	11,390	1,241	260
Proceeds from short-term borrowings	355,000	—	—
Repayments of short-term borrowings	(200,000)	—	—
Payments for debt issuance costs	(3,391)	—	—
Proceeds from IPO	887,328	—	—
Payments for IPO offering costs	(6,686)	—	—
Net cash provided by financing activities	1,043,641	712,441	424,060
Net increase (decrease) in cash and cash equivalents	572,808	(34,539)	321,209
Cash and cash equivalents – beginning of year	488,371	522,910	201,701
Cash and cash equivalents – end of year	$1,061,179	$488,371	$522,910
Supplemental disclosures of cash flow information:
Changes in unrealized (loss) gain on available-for-sale securities in OCI	$(5,761)	$1,444	$1,173
Cash paid for interest	4,592	—	—
Supplemental schedule of non-cash activities:
Redeemable convertible preferred stock issued for acquisitions	$134,944	$97,825	$3,500
Contingent consideration	(4,221)	—	5,716
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	1,815,916	—	—
See Notes to Consolidated Financial Statements

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND OPERATIONS

Organizational Structure: Bright Health Group, Inc. and subsidiaries (collectively, “Bright Health,” “we,” “our,” “us,” or the “Company”) is built upon the belief that by aligning the best local resources in healthcare delivery with the financing of care we can drive a superior consumer experience, optimize clinical outcomes, reduce systemic waste, and lower costs. We are a healthcare company building a national Integrated System of Care in close partnership with our Care Partners. Our differentiated approach is built on alignment, focused on the consumer, and powered by technology. We have two market facing businesses: NeueHealth and Bright HealthCare. Through NeueHealth, we deliver high-quality virtual and in-person clinical care to patients under value-based contracts through our owned and affiliated primary care clinics. Through Bright HealthCare, we offer Commercial and Medicare health plan products to consumers in 14 states and 99 markets. Bright HealthCare acquired Brand New Day on April 30, 2020, True Health New Mexico on March 31, 2021 and Central Health Plan of California on April 1, 2021. NeueHealth acquired Premier Medical Associates of Florida on December 31, 2020, Zipnosis on March 31, 2021 and Centrum on July 1, 2021. Refer to Note 3, Business Combinations, for more information.

Stock Split: On June 2, 2021, we effected a stock split of the Company’s common stock on a 1-for-3 basis (the “Stock Split”). In connection with the Stock Split, the conversion rate for the Company’s preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was increased in proportion to the Stock Split. Accordingly, all common stock share and per share amounts for all periods presented in these consolidated financial statements have been retroactively adjusted to reflect this Stock Split.

Initial Public Offering: On June 28, 2021, we completed our IPO in which we issued and sold 51,350,000 shares of common stock, par value $0.0001 per share, at an offering price of $18.00 per share. We received net proceeds of $887.3 million from the sale of our common stock, after deducting underwriting discounts and commissions of $37.0 million. We used a portion of the net proceeds from our IPO to repay in full our outstanding borrowings under our revolving credit facility as of the IPO date, as well as to fund the acquisition of Centrum. Refer to Note 3, Business Combinations, and Note 9, Short-Term Borrowings, for more information.

The Company’s Common Stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “BHG”.

We incurred $6.7 million of deferred offering costs consisting primarily of accounting, legal and other fees related to our IPO, which were recorded against IPO proceeds within additional paid-in capital upon closing of our IPO.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Bright Health Group, Inc. and all subsidiaries and controlled companies. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates: The preparation of our consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Our most significant estimates include medical costs payable, risk adjustment revenue and associated payables and receivables, premium deficiency reserve and valuation and impairment of goodwill and other intangible assets. Actual results could differ from these estimates.

Business Combinations: We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within operating costs.

Revenue Recognition: Premium revenue includes revenue derived from insurance contracts of Bright HealthCare, within the scope of FASB Accounting Standard Codification (“ASC”) 944, Financial Services - Insurance, as well as revenue earned by

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NeueHealth under capitated agreements recorded in accordance with ASC 606, Revenue from Contracts With Customers. Premium revenue is recognized in the period for which services are covered. Individual policies can be terminated by a consumer without advance notice to the Company. Consumers that have unpaid premium balances for the coverage period are subject to certain termination requirements depending on whether the premium is subsidized or nonsubsidized by CMS. The Company estimates the portion of unpaid balances that will not be collected from consumers and records an allowance accordingly.

We record adjustments for changes to the risk adjustment balances for individual policies in premium revenue. The risk adjustment program adjusts premiums based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses as reported throughout the year. Under the risk adjustment program, a risk score is assigned to each covered consumer to determine an average risk score at the individual and small-group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state and are made in the middle of the year following the end of the contract year. Each health insurance issuer’s average risk score is compared to the state’s average risk score. Risk adjustment is subject to audit by HHS, which could result in future payments applicable to benefit years. Risk adjustment payable was $931.2 million and $187.8 million at December 31, 2021 and 2020, respectively.

Premium revenue under the MA program includes CMS monthly premiums that are risk adjusted based on CMS defined formulas using consumer demographics and hierarchical condition category codes (“HCC risk scores”) calculated based on historical data submitted to CMS on a lagged basis. RAF-related premiums settle between CMS and the Company during both a midyear and final reconciliation process. Due to the lagged nature of the reconciliation and settlement, RAF-related premiums are estimated based on the lagged information that we submitted to CMS. The accuracy of the data submissions to CMS used in the RAF reconciliation are subject to CMS audit under the RADV audits and could result in future adjustments to premiums. As of December 31, 2021 and 2020, our MA risk adjustment receivable was $75.3 million and $40.6 million, respectively, recorded in accounts receivable.

The Company, in conjunction with the MA program, covers prescription drug benefits under the Medicare Prescription Drug Benefit (Medicare Part D) program. Premium revenue includes CMS monthly premiums, consumer premium and CMS low-income premium subsidy for our insurance risk coverage. Premiums are recognized ratably over the period in which eligible individuals are entitled to receive covered benefits.

Our monthly payment from CMS includes prospective subsidies to cover catastrophic reinsurance and low-income cost subsidies, and the Medicare Part D coverage gap discount that the Company must cover at the point-of-sale for prescription drugs. We are not at risk for these portions of the Medicare Part D benefit design. We account for these CMS-provided subsidies and related costs on the Consolidated Balance Sheets and ultimately settle with CMS and pharmaceutical companies during the final Medicare Part D reconciliation subsequent to the plan year. As of December 31, 2021 and 2020, we had receivables of $24.1 million and $6.6 million, respectively, recorded as prepaid and other current assets, and payables of $9.8 million and $0.5 million, respectively, recorded as other current liabilities related to these programs.

Our Medicare Part D premiums are subject to risk sharing with CMS under the risk corridor provisions. The risk corridor provisions compare costs targeted in our annual bid to actual prescription drug costs incurred. Our profit or loss is shared with or covered by CMS depending on the relative position within the risk corridor band. Changes in the risk corridor payable or receivable are recognized in premium revenue. As of December 31, 2021, we had a risk corridor payable of $4.1 million, which is included in other current liabilities. We had no material risk corridor receivable or payable as of December 31, 2020. Additionally, our individual policy premiums, MA and Medicare Part D prescription drug plans are subject to MLR requirements under the ACA. Plans with medical loss ratios that fall below certain targets are required to rebate ratable portions of premiums annually. As of December 31, 2021, we had MLR rebates payable of $1.1 million, which are included in other current liabilities. We had no rebates payable as of December 31, 2020.

As part of our NeueHealth business, we are party to capitation arrangements that generate capitated revenue in the form of a predetermined per member per month fee in exchange for providing all defined healthcare services needed by an eligible member of the health plan, that is the other party to the arrangement. Per ASC 606, Revenue from Contracts With Customers, the capitated revenue and corresponding medical costs are presented gross as we are acting as a principal in these arrangements,

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

bearing the primary responsibility for the delivery of the defined healthcare services and directing the performance of care activities in the fulfillment of our obligation.

We generate service revenue from providing primary care services to patients in our medical clinics. Our service revenues include net patient service revenues that we bill the consumer or their insurance plan on a fee-for-service basis. We recognize revenue as medical services are rendered.

Unearned Revenue: Payments received prior to the date of coverage are recorded as unearned revenue.

Medical Costs and Medical Costs Payable: Medical costs payable on the Consolidated Balance Sheets consists primarily of the liability for claims processed but not yet paid, estimates for claims received but not yet processed, estimates for the costs of health care services that enrollees have received but for which claims have not yet been submitted, capitation payable to providers and liabilities for physician, hospital and other medical cost disputes.

The estimates for IBNR claims, which includes estimates for claims which have not been received or fully processed, are developed using an actuarial process that is consistently applied and centrally controlled. The actuarial models consider factors such as historical submission and payment data, cost trends, customer and product mix, seasonality, utilization of health care services, contracted service rates and other relevant factors.

In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the most recent months, we estimate claim costs incurred by applying observed medical cost trend factors to the average per consumer per month medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. For months prior to the most recent months, we apply the completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months. These estimates may change as actuarial methods change or as underlying facts upon which the estimates are based change. Management believes the amount of medical costs payable is the best estimate of our liability as of December 31, 2021; however, actual payments may differ from those established estimates. Note 8, Medical Costs Payable, discusses the development of paid and incurred claims and provides a rollforward of medical costs payable.

We contract with hospitals, physicians and other providers of health care primarily within our exclusive provider networks under discounted fee-for-service arrangements, including case rates and hospital per diems, and capitated agreements to provide medical care to enrollees. Dental, vision, and other supplemental medical services are provided to consumers under capitated arrangements, and these providers are at risk for the cost of medical care services provided to our enrollees; however, we are ultimately responsible for the provision of services should the capitated provider be unable to provide the contracted services.

Quality incentive and shared savings payables to providers are calculated under the contractual terms of each respective agreement. Medical costs payable included $13.9 million and $9.6 million under these contracts at December 31, 2021 and 2020, respectively.

We estimated a claims adjustment expense liability of $14.1 million and $2.5 million as of December 31, 2021 and 2020, respectively, based on the terms of the contract held with the third-party claims administrator.

Cash and Cash Equivalents: Cash and cash equivalents include cash and investments with original maturities of three months or less when purchased.

Investments: We invest in equity securities and debt securities of the U.S. government and other government agencies, corporate investment grade, money market funds and various other securities.

We determine the appropriate classification of investments at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our investments in individual debt securities as available-for-sale securities or held-to-maturity securities. All available-for-sale investments maturing less than one year from the statement date that management intends to liquidate within the next year are reflected as short-term investments. Available-for-sale investments with a maturity date greater than one year are classified as long-term investments. All available-for-sale

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

investments are measured and carried at fair value. Changes in unrealized holding gains and losses on available-for-sale securities are reflected in other comprehensive income (loss).

Equity investments are classified as short-term investments and measured and carried at fair value. The changes in fair value of our equity securities are reflected in investment income within our Consolidated Statements of Income (Loss).

Realized gains and losses for all investments are included in investment income. The basis for determining realized gains and losses is the specific-identification method. Interest on debt securities is recognized in investment income when earned. Premiums and discounts are amortized/accreted using methods that result in a constant yield over the securities’ expected lives.

Prior to 2020, we applied the other-than-temporary impairment (“OTTI”) model for securities in an unrealized loss position, which did not result in any material impairments for the year ended December 31, 2019. Beginning January 1, 2020, we adopted the new current expected credit losses (“CECL”) model. The CECL model retained many similarities from the previous OTTI model, except it eliminated the length of time over which the fair value had been less than cost from consideration in the impairment analysis. Also, under the CECL model, expected losses on available-for-sale debt securities are recognized through an allowance for credit losses rather than as a reduction in the amortized cost of the securities. For debt securities whose fair value is less than their amortized cost which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of an expected credit loss, only the amount of the impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income (loss). To the extent we have the intent to sell the debt security, or it is more likely than not we will be required to sell the debt security, before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.

Potential expected credit loss impairment is considered using a variety of factors, including the extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a debt security; changes in the quality of the debt security's credit enhancement; payment structure of the debt security; changes in credit rating of the debt security by the rating agencies; failure of the issuer to make scheduled principal or interest payments on the debt security and changes in prepayment speeds. For debt securities, we take into account expectations of relevant market and economic data. We estimate the amount of the expected credit loss component of a debt security as the difference between the amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase. The expected credit loss cannot exceed the full difference between the amortized cost basis and the fair value.

Accrued interest receivable relating to our debt securities is presented within prepaids and other current assets in the accompanying Consolidated Balance Sheets. We do not measure an allowance for credit losses on accrued interest receivable. We recognize interest receivable write offs as a reversal of interest income. No accrued interest was written off during the years ended December 31, 2021 and 2020.

Credit Risk Concentration: We maintain cash in bank accounts that frequently exceed federally insured limits. To date, we have not experienced any losses on such accounts.

Restricted Investments and Statutory Deposits: We hold pledged certificates of deposit for certain vendors and lease requirements. Restricted investments are carried at amortized cost. At December 31, 2021 and 2020, pledged certificates of deposit totaled $1.4 million and $1.1 million, respectively, and are included in short-term investments in the Consolidated Balance Sheets.

The regulated insurance entities of Bright Health are required to, among other things, hold certain statutory deposits and comply with certain minimum capital requirements, such as risk-based capital requirements, under applicable state regulations, as further described in Note 15, Commitments and Contingencies. Statutory deposits are classified as held-to-maturity investments and are carried at cost. The Company’s regulated legal entities held the required deposit amounts at December 31, 2021 and 2020, totaling $8.0 million and $7.0 million, respectively. The statutory deposits are principally held in U.S. Treasury securities within a custodial or controlled account with a custodial trustee and are included primarily in short-term investments and long-term investments, consistent with classification of other similar invested assets, in the Consolidated Balance Sheets.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

Accounts Receivable, Net of Allowance: Accounts receivable include unpaid health insurance premiums from consumers and government sponsors. Balances are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Reinsurance Recoveries: We seek to limit the risk of loss on insurance contracts through the use of reinsurance agreements. These agreements do not relieve us of our primary obligation to policyholders.

We have an agreement with Swiss Re Life & Health America, Inc. (“Swiss Re”) in which Swiss Re provides excess loss reinsurance coverage to the Company on individuals covered under our individual and small group policies. Effective January 1, 2021 we entered an agreement with RGA Reinsurance Company (“RGA”)(“Barbados”) in which RGA provides loss reinsurance coverage to the Company on individuals covered under our MA polices.

We have a quota share agreement with RGA, an alien unauthorized reinsurer, which cedes proportional percentages of premiums and medical costs of covered business of the Company, with the difference as an experience refund of ceded premiums, less a ceding fee paid to the reinsurer. Coverage includes comprehensive individual commercial policies in Colorado, Nebraska, Oklahoma and Florida. Effective January 1, 2021, we entered into a quota share agreement with the Canada Life Assurance Company (“CLAUS”), an alien unauthorized reinsurer, which cedes proportional percentages of premiums and medical costs of covered business of the Company, with the difference as an experience refund of ceded premiums, less a ceding fee paid to the reinsurer. Coverage includes comprehensive individual commercial policies in Florida. Deposit accounting is used for this arrangement and only ceding fees are recognized in the Consolidated Statements of Income (Loss) for the years ended December 31, 2021 and 2020, respectively.

Effective January 1, 2020, the state of Colorado instituted its own reinsurance program in which insurers are reimbursed at varying coinsurance rates based on the rating area of its consumers for the consumers’ aggregate claims between the attachment point and program maximum.

Receivables from reinsurers under these agreements totaled $91.5 million and $26.9 million as of December 31, 2021 and 2020, respectively, and are recorded in prepaids and other current assets in the Consolidated Balance Sheets. Payables for reinsurance premiums and ceding fees of $9.8 million and $2.4 million are recorded as other current liabilities in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

Net reinsurance recoveries of $19.2 million; $4.0 million; and $5.9 million were recorded as a reduction of medical costs in the Consolidated Statements of Income (Loss) for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, quota share ceding fees and reimbursable administrative expenses under reinsurance contracts recorded as operating costs in the Consolidated Statements of Income (Loss) totaled $8.8 million; $1.5 million; and $0.7 million for the years ended December 31, 2021, 2020, and 2019 respectively.

Provider Risk Sharing: Our MA insurance business in California maintains a risk-sharing program with contracted primary care providers and hospitals. Additionally, agreements between our provider practices and insurers contain risk-sharing provisions based on the terms of the contracts. Additional revenues which we estimate to be earned or payments we expect to make under these arrangements are recorded in prepaids and other current assets or medical costs payable, respectively, in the Consolidated Balance Sheets.

Risk sharing payables of $40.5 million and $7.4 million for our MA insurance business in California and risk-sharing receivables of $5.9 million and $4.7 million for agreements between our provider practices and insurers were recorded as of December 31, 2021 and 2020, respectively.

Premium Deficiency Reserve: Premium deficiency reserve liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries on existing medical insurance contracts, including consideration of investment income. We assess if a PDR liability is needed through review of current results and forecasts. For purposes of determining premium deficiency losses, contracts are grouped consistent with our method

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

of acquiring, servicing, and measuring the profitability of such contracts. As of December 31, 2021, we accrued a PDR liability of $102.8 million in other current liabilities. There was no PDR accrual as of December 31, 2020.

Prepaids and Other Current Assets: Prepaids and other current assets primarily include prepaid operating expenses, pharmacy rebates receivable and, as of December 31, 2020, the escrow receivable related to business acquisitions as further described in Note 3, Business Combinations.

Property, Equipment and Capitalized Software: Property, equipment and capitalized software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful life, ranging from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the lease term or their useful life. We capitalize costs incurred related to certain software projects for internal use incurred during the application development stage. Costs related to planning activities and post implementation activities are expensed as incurred.

Impairment of Long-Lived Assets: Property, equipment, capitalized software and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When evaluating long-lived assets with impairment indicators for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted future cash flows. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. There was no impairment of long-lived assets for the years ended December 31, 2021, 2020 and 2019.

Operating Leases: We lease facilities and equipment under long-term operating leases that are non-cancelable and expire on various dates. At the lease commencement date, lease right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term, which includes all fixed obligations arising from the lease contract. We include options to extend or terminate an operating lease in the measurement of the ROU asset and lease liability when it is reasonably certain that such options will be exercised. For operating leases, the liability is amortized using the effective interest method and the asset is reduced in a manner so that rent is expensed on a straight-line basis, with all cash flows included within operating activities in the Consolidated Statements of Cash Flows. Rent expense for operating leases is recognized on a straight-line basis over the lease term, net of any applicable lease incentives. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

When an interest rate is not implicit in a lease, we utilize our incremental borrowing rate for a period that closely matches the lease term. We determine our incremental borrowing rate as the interest rate needed to finance a similar asset over a similar period of time as the lease term. Our ROU assets are included in other non-current assets, and lease liabilities are included in other current liabilities and other liabilities in the Consolidated Balance Sheets.

We have elected the short-term lease exception for all classes of assets and do not apply recognition requirements for leases of 12 months or less. Expense related to short-term leases of 12 months or less is recognized on a straight-line basis over the lease term. See Note 15, Commitments and Contingencies, for additional information on our operating leases.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. We test goodwill for impairment annually at the beginning of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We test for goodwill impairment at the reporting unit level. Reporting units are determined by identifying components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. We have three reporting units – Bright Healthcare Commercial, Bright Healthcare MA, and NeueHealth – with goodwill allocated to all of the reporting units.

Our goodwill impairment testing involves a multi-step process. We may first assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. We may also elect to skip the qualitative assessment and proceed directly to the quantitative testing. When performing the quantitative testing, we calculate the fair value of the reporting unit and compare it with its carrying value, including goodwill. We estimate the fair values of our reporting units using a combination of discounted cash flows and comparable market multiples, which include assumptions

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including assumptions about revenue growth rates, medical cost ratios, operating costs, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. If the fair value of the reporting unit is greater than its carrying value, no goodwill impairment is recognized. If the carrying value of the reporting unit is less than its calculated fair value, we recognize an impairment equal to the difference between the carrying value of the reporting unit and its calculated fair value. There was no goodwill impairment during the years ended December 31, 2021, 2020, and 2019.

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value, as appropriate. Intangible assets are amortized over their estimated useful lives using the straight-line method. We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

Operating Costs: Operating costs are recognized as incurred and relate to selling, general and administrative costs not related to medical costs. Additionally, the expense from the change in our PDR liability is included in operating costs. Policy acquisition costs, other than capitalized broker commissions, are expensed in the period incurred. Our operating costs, by functional classification for the years ended December 31, 2021, 2020 and 2019, are as follows (in thousands):

	2021	2020	2019
Compensation and fringe benefits	$348,240	$133,009	$50,325
Professional fees	200,189	78,740	40,601
Marketing and selling expenses	287,755	96,942	49,711
Premium taxes and fees	170,458	40,599	15,475
Premium deficiency reserve	102,785	—	—
General and administrative expenses	77,930	37,629	13,296
Other operating expenses	51,030	22,415	11,081
Total operating costs	$1,238,387	$409,334	$180,489

Share-Based Compensation: We recognize compensation expense for share-based awards, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”) on a straight-line basis over the related service period (generally the vesting period) of the award. Compensation expense related to stock options is based on the fair value on the date of grant, which is estimated using a Black-Scholes option valuation model. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant and the fair value of PSUs is determined using a Monte-Carlo simulation. Share-based compensation expense is recognized in operating costs in the Consolidated Statements of Income (Loss).

Contingent Consideration: As part of the consideration in the acquisition of AMD, we are required to make a performance-based payment equal to 15% of AMD’s earnings before interest, taxes, depreciation and amortization for the calendar year ending December 31, 2023, adjusted per the terms of the contract, multiplied by eight. We remeasure the fair value of the earnout liability at each reporting period based on our current estimates of the expected future financial performance of the business. The fair value of the earnout liability was $1.5 million and $5.7 million at December 31, 2021 and 2020, and is recorded in other liabilities on the Consolidated Balance Sheets. Changes in the fair value of the earnout liability are recognized in the Consolidated Statements of Income (Loss). We recognized a gain of $4.2 million in operating costs in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021. We did not recognize any gain or loss based on changes in fair value for the years ended December 31, 2020 and 2019.

Income Taxes: The federal income tax returns of Bright Health are completed as a consolidated return. A tax-sharing agreement allocates the consolidated federal tax liability to each company in proportion to the tax liability that would have resulted for each company if computed on a separate return basis.

Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. Management evaluated the Company’s tax positions and concluded that for the years ended December 31, 2021, 2020 and 2019, the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance. As of the consolidated financial statement date, open tax years subject to potential audit by the taxing authorities are 2018 through 2020 for the federal tax returns and 2017 through 2020 for the state tax returns. We recognize interest and penalties related to income tax matters in income tax (benefit) expense.

Redeemable Noncontrolling Interest: Redeemable noncontrolling interest in our subsidiaries whose redemption is outside of our control are classified as temporary equity.

Net Loss per Share: Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net losses attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares.

Concentration Risk: Our IFP business in Florida comprised 34% of total revenues and our IFP business in North Carolina comprised 12% of total revenues for the year ended December 31, 2021. For the year ended December 31, 2020 our IFP business in Florida and North Carolina comprised 12% and 9% of total revenues, respectively. Our MA business in California comprised 31% and 36% of total revenues for the years ended December 31, 2021 and 2020, respectively. There were no other individual commercial customers or governmental contracts that individually comprised more than 10% of total revenues for the years ended December 31, 2021, 2020 or 2019.

Recently Issued Accounting Pronouncements Not Yet Adopted: In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

NOTE 3. BUSINESS COMBINATIONS

Centrum Acquisition: On July 1, 2021, we acquired 75% of the outstanding equity interests of Centrum for cash consideration of $222.4 million and $75.0 million of common stock, for total purchase consideration of $296.2 million, net of $1.2 million of cash acquired. Centrum is a value-based primary care focused, multi-specialty medical group based in Florida. Centrum operates health centers in Florida, Texas and North Carolina serving Commercial, Medicare, and Medicaid consumers across multiple payors. Centrum is included in our NeueHealth reportable segment. Transaction costs of $1.0 million incurred in

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

connection with the acquisition are included in operating costs in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021.

The total preliminary purchase consideration for the Centrum acquisition is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired is recorded as goodwill, which is predominantly attributable to the incremental financial benefits achievable through Bright Health Group’s integrated care delivery model, whereby Bright HealthCare members are cared for under value-based arrangements with Centrum. This model brings together the financing, distribution, and delivery of high-quality healthcare and provides the opportunity to enhance overall margin potential for the Company. The goodwill from the Centrum acquisition is expected to be deductible for tax purposes.

The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the Centrum acquisition (in thousands):

Accounts receivable	$1,874
Prepaids and other current assets	627
Property and equipment	2,557
Intangible assets	102,370
Other assets	8,917
Total assets	116,345
Medical payables	19
Accounts payable	359
Other current liabilities	861
Other liabilities	11,636
Total liabilities	12,875
Net identified assets acquired	103,470
Goodwill	275,066
Redeemable noncontrolling interest	(82,310)
Total purchase consideration	$296,226

The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments, becomes available. The fair values of the redeemable noncontrolling interest changed from previous disclosure with the adjustment resulting in an equivalent change to the goodwill assigned to Centrum.

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

The acquisition of Centrum would not have had a material impact on our revenue or net loss had it been included in the consolidated results of the Company for the years ended December 31, 2021 and 2020.
Central Health Plan Acquisition: On April 1, 2021, we acquired all of the outstanding shares of CHP for cash consideration of $276.0 million, $79.8 million in Series E preferred stock and $12.9 million of estimated working capital adjustments, for total purchase consideration of $271.7 million, net of $84.1 million of cash acquired. CHP is an insurance provider of MA HMO services. CHP is included in our Bright HealthCare reportable segment. Transaction costs of $0.2 million incurred in

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

connection with the acquisition are included in operating costs in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021, out of $1.4 million of total transaction costs we have incurred.

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
The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the CHP acquisition, as well as measurement adjustments made during the year ended December 31, 2021 to the amounts previously reported (in thousands):

	Amount Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments		Amounts Recognized as of Acquisition Date (as adjusted)
Accounts receivable	$16,361	$879		$17,240
Short-term investments	19,041	—		19,041
Prepaids and other current assets	25,520	10		25,530
Property and equipment	370	—		370
Intangible assets	102,000	—		102,000
Other assets	—	1,249		1,249
Total assets	163,292	2,138		165,430
Medical costs payable	79,450	(2,771)	—	76,679
Accounts payable	2,371	—		2,371
Other current liabilities	17,212	(9,229)		7,983
Other liabilities	28,622	(2,347)		26,275
Total liabilities	127,655	(14,347)		113,308
Net identified assets acquired	35,637	16,485		52,122
Goodwill	236,037	(3,595)		232,442
Total purchase consideration	$271,674	$12,890		$284,564

The measurement period adjustments above primarily resulted from obtaining additional information for the valuation of deferred taxes included in other liabilities, to estimate the fair value of the right-of-use lease asset and liability included within other assets and other liabilities, and to recognize post-close working capital true-ups based on additional information. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments, becomes available.

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

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

The following pro forma financial information presents our revenue and net loss as if CHP had been included in the consolidated results of the Company for the years ended December 31, 2021 and 2020 (in thousands):

	Pro Forma Consolidated Statements of Income (Loss)
	(Unaudited)
	Year Ended December 31,
	2021	2020
Revenue	$4,158,259	$1,766,527
Net Loss	(1,173,453)	(221,023)

True Health New Mexico and Zipnosis Acquisitions: On March 31, 2021, we acquired all of the outstanding equity interests of THNM for cash consideration of $27.5 million, net of cash acquired of $24.1 million, for total purchase consideration of $3.4 million. THNM is a physician-led health insurance company offering policies available through the commercial market for individual on- and off-exchange and employer-sponsored health coverage. THNM is included in our Bright HealthCare reportable segment. In addition, on March 31, 2021, we acquired Zipnosis, which is a telehealth platform that offers virtual care to health systems around the U.S., for aggregate consideration of $73.0 million, including $55.1 million in Series E preferred stock and adjusted for $0.5 million of tangible net equity adjustments. We acquired $3.2 million of cash as part of the Zipnosis acquisition, for net total purchase consideration of $69.8 million. Zipnosis is included in our NeueHealth reportable segment. Transaction costs of $0.5 million incurred in connection with these acquisitions are included in operating costs in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021.

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

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the THNM and Zipnosis acquisitions (in thousands):

	THNM	Zipnosis
Accounts receivable	$714	$1,062
Short-term investments	4,705	—
Prepaids and other current assets	8,337	141
Property and equipment	—	232
Intangible assets	7,300	9,180
Long-term investments	13,644	—
Other non-current assets	1,324	766
Total assets	36,023	11,381
Medical costs payable	13,268	—
Accounts payable	14,663	136
Unearned revenue	3,645	120
Other current liabilities	2,682	665
Other liabilities	2,499	2,730
Total liabilities	36,757	3,651
Net identified assets acquired	(733)	7,730
Goodwill	4,148	62,067
Total purchase consideration	$3,415	$69,797

The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments, becomes available. The fair values of certain assets and liabilities have changed from previous disclosure. We obtained additional information on the fair value of THNM’s short-term and long-term investments resulting in a change in the net identified assets acquired and valuation of goodwill assigned to THNM. Additionally, we updated the fair value of Zipnosis’ intangible assets based on the methodologies described below.

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
The following pro forma financial information presents our revenue and net loss as if THNM and Zipnosis had been included in the consolidated results of the Company for the years ended December 31, 2021 and 2020 (in thousands):

	Pro Forma Consolidated Statements of Income (Loss)
	(Unaudited)
	Year Ended December 31,
	2021	2020
Revenue	$4,077,288	922,457
Net Loss	$(1,186,833)	(27,133)
PMA Acquisition: On December 31, 2020, we acquired a 62% controlling interest in PMA in exchange for $59.6 million in cash and $17.8 million in Bright Health Series E preferred stock for total purchase consideration transferred, net of cash acquired of $3.2 million, of $74.2 million. PMA provides care services to Medicare and Medicaid patients in Florida through a

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

network of primary care providers and population health-focused specialists. Transaction costs of $0.7 million incurred in connection with the acquisition are included in operating costs in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021. If PMA had been included in the consolidated results of the Company for the year ended December 31, 2020, our pro forma revenue would have been $1.3 billion, and our pro forma net loss would have been $(239.9) million.
The total purchase consideration for the PMA acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill is attributable to benefits from the ability to enhance our clinical capabilities to better serve enrollees as part of our Florida market expansion. The full amount of goodwill from the PMA acquisition is expected to be deductible for tax purposes.
The following table discloses the fair values of assets and liabilities acquired by the Company in the PMA acquisition (in thousands):

Accounts receivable	$10,238
Prepaids and other current assets	76
Property and equipment	1,071
Intangible assets	66,300
Other non-current assets	6,468
Total Assets	84,153
Medical costs payable	6,973
Other current liabilities	3,004
Other liabilities	5,534
Total liabilities	15,511
Net identified assets acquired	68,642
Goodwill	45,142
Redeemable noncontrolling interest	(39,600)
Total purchase consideration	$74,184
We recognized intangible assets related to the PMA acquisition, which consist of the PMA trade name of $5.8 million with an estimated useful life of 15 years and customer relationships valued at $60.5 million with 7 to 10 year useful lives. The value of the trade name was determined using the relief from royalty method and the excess earnings method was used to value the customer relationships, both approaches are considered Level 3 fair value measurements. The fair value of the noncontrolling interest was determined using an income approach and market approach and included a discount to account for the lack of marketability of the noncontrolling interest shares.
BND Acquisition: On April 30, 2020, we acquired all of the outstanding shares of BND. BND is a leader in providing healthcare services in California and serves Medicare eligible seniors and special needs populations through their extensive network of primary care providers and specialists. BND combines analytics and evidence-based clinical programs with aligned provider relationships to provide high quality, affordable care for complex and vulnerable populations. The total consideration included $206.9 million in cash and $80.0 million in Bright Health Series D preferred stock. We have since applied indemnity escrow adjustments of $44.0 million to the acquisition price, bringing total consideration to $210.1 million, net of cash acquired of $32.8 million. Transaction costs of $3.8 million incurred in connection with the acquisition are included in operating costs in the Consolidated Statements of Income (Loss) for the year ended December 31, 2020. If BND had been included in the consolidated results of the Company for the year ended December 31, 2020, our pro forma revenue would have been $1.4 billion, and our pro forma net loss would have been $(264.4) million.
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

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

The following table discloses the fair values of assets and liabilities acquired by the Company in the BND acquisition, as well as measurement adjustments made during the year ended December 31, 2021 to the amounts initially recorded in 2020 (in thousands):

	Amount Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Accounts receivable	$74,128	$—	$74,128
Prepaid and other currents assets	30,583	—	30,583
Property and equipment	4,375	—	4,375
Intangible assets	72,600	1,900	74,500
Other non-current assets	2,906	—	2,906
Total assets	184,592	1,900	186,492
Medical costs payable	119,408	—	119,408
Other current liabilities	42,356	174	42,530
Other liabilities	10,624	108	10,732
Total liabilities	172,388	282	172,670
Net identified assets acquired	12,204	1,618	13,822
Goodwill	197,886	(1,618)	196,268
Total purchase consideration	$210,090	$—	$210,090
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

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NOTE 4. INVESTMENTS
Fixed Maturity Securities

Available-for-sale securities are reported at fair value as of December 31, 2021 and 2020. Held-to-maturity securities are reported at amortized cost as of December 31, 2021 and 2020. The following is a summary of our investment securities as of December 31 (in thousands):

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$192,623	$—	$—	$192,623
Available for sale:
U.S. government and agency obligations	311,936	259	(2,200)	309,995
Corporate obligations	313,965	326	(1,104)	313,187
State and municipal obligations	16,122	33	(38)	16,117
Certificates of deposit	18,752	—	—	18,752
Mortgage-backed securities	38,558	63	(67)	38,554
Other	42,889	13	(30)	42,872
Total available-for-sale securities	742,222	694	(3,439)	739,477
Held to maturity:
U.S. government and agency obligations	7,739	—	—	7,739
Certificates of deposit	1,447	—	—	1,447
Total held-to-maturity securities	9,186	—	—	9,186
Total investments	$944,031	$694	$(3,439)	$941,286

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$153,743	$—	$(3)	$153,740
Available for sale:
U.S. government and agency obligations	291,834	1,246	(1)	293,079
Corporate obligations	280,557	1,104	(30)	281,631
State and municipal obligations	18,459	107	—	18,566
Commercial paper	14,990	1	—	14,991
Certificates of deposit	53,504	2	(1)	53,505
Other	5,534	2	—	5,536
Total available-for-sale securities	664,878	2,462	(32)	667,308
Held to maturity:
U.S. government and agency obligations	6,677	—	—	6,677
Certificates of deposit	1,119	—	—	1,119
Total held-to-maturity securities	$7,796	$—	$—	$7,796
Total investments	$826,417	$2,462	$(35)	$828,844

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

The fair value of available-for-sale investments, including those that are cash equivalents, with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position at December 31 were as follows (in thousands):

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	$286,823	$(2,200)	$—	$—	$286,823	$(2,200)
Corporate obligations	234,070	(1,104)	—	—	234,070	(1,104)
State and municipal obligations	10,442	(38)	—	—	10,442	(38)
Mortgage-backed securities	32,715	(67)	—	—	32,715	(67)
Other	29,115	(30)	—	—	29,115	(30)
Total bonds	$593,165	$(3,439)	$—	$—	$593,165	$(3,439)

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents	$25,007	$(3)	$—	$—	$25,007	$(3)
U.S. government and agency obligations	12,507	(1)	—	—	12,507	(1)
Corporate obligations	121,006	(30)	—	—	121,006	(30)
Commercial paper	999	—	—	—	999	—
Certificates of deposit	14,003	(1)	—	—	14,003	(1)
Total bonds	$173,522	$(35)	$—	$—	$173,522	$(35)
As of December 31, 2021, we had 1,343 investment positions out of 1,836 that were in an unrealized loss position. As of December 31, 2020, we had 117 investment positions out of 1,917 that were in an unrealized loss position. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, we evaluate securities for impairment when the fair value of the investment is less than its amortized cost. We evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of December 31, 2021, we did not have the intent to sell any of the securities in an unrealized loss position. Therefore, we believe these losses to be temporary.
As of December 31, 2021, the maturity of available-for-sale securities, by contractual maturity, reflected at amortized cost and fair value were as follows (in thousands):

	2021
	Amortized Cost	Fair Value
Due in one year or less	$80,504	$80,626
Due after one year through five years	514,221	511,550
Due after five years through 10 years	141,308	141,120
Due after 10 years	6,189	6,181
Total debt securities	$742,222	$739,477
Investment income in the Consolidated Statements of Income (Loss) for the years ended December 31, 2021, 2020 and 2019, was $3.7 million, $8.5 million and $8.3 million, respectively. The gross proceeds from the sale of available-for-sale securities

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

for the years ended December 31, 2021, 2020 and 2019 were $641.9 million, $80.0 million and $38.9 million, respectively. Realized gains (losses) of $(0.4) million, $0.1 million and $0.0 million are included within total investment income, and reclassified out of accumulated other comprehensive income (loss), for the years ended December 31, 2021, 2020 and 2019, respectively.

Equity Securities

On April 1, 2021 we completed the purchase of 1.6 million shares of equity securities for aggregate cash consideration of $40.1 million. As of December 31, 2021, the equity securities had a carrying value of $120.4 million, which is included in short-term investments in the Consolidated Balance Sheet. We recognized an unrealized gain of $80.3 million in investment income in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021.
NOTE 5. FAIR VALUE MEASUREMENTS
Fair value measurement: The Fair Value Measurements and Disclosures topic in FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures of fair value measurements, which applies to all assets and liabilities measured on a fair value basis. The standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Basis of fair value measurement:
Level 1:    Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2:    Quoted prices for similar assets or liabilities in active markets or quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability
Level 3:    Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
There were no transfers in or out of Level 3 financial assets or liabilities during the years ended December 31, 2021 or 2020.
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2021 or 2020.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The following methods and assumptions were used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument included in the tables below:
Cash and Cash equivalents — The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. Fair values of cash equivalent investments outside of money- market funds and U.S treasury securities are classified as Level 2.
Debt Securities — The fair values of debt securities are based on quoted market prices, where available. We obtain one price for each security primarily from its custodian, or if unavailable, securities evaluations, prices received from a secondary pricing source, or other third-party calculated prices based on observable inputs in the market are used to price securities. If these are unavailable, we are able to provide pricing overrides from other acceptable sources or methods; however, based upon the relatively high rating of our investments, this is generally not required.
Equity Securities — The fair value of the equity securities was determined based on the quoted market price of the underlying securities in an active market.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

We are ultimately responsible for determining fair value, as well as the appropriate level within the fair value hierarchy, based on the significance of unobservable inputs. At the end of each reporting period, we review third-party pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable.
There are no investments in Level 3 securities as of December 31, 2021 or 2020.
Contingent Consideration — The fair value of contingent consideration recorded as part of the AMD acquisition is determined using a discounted future benefit method based on projections developed using unobservable inputs and is thus classified as Level 3.
The following tables set forth our fair value measurements as of December 31, 2021 and 2020, for assets measured at fair value on a recurring basis (in thousands):

	2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$192,063	$250	$—	$192,313
Fixed maturity securities, available for sale:
U.S. government and agency obligations	220,801	89,194	—	309,995
Corporate obligations	2,323	310,864	—	313,187
State and municipal obligations	—	16,117	—	16,117
Commercial paper	—	—	—	—
Certificates of deposit	—	18,752	—	18,752
Mortgage-backed securities	2,404	36,150	—	38,554
Other	—	42,872	—	42,872
Total fixed maturity securities, available for sale:	225,528	513,949	—	739,477
Equity securities	120,364	—	—	120,364
Total assets at fair value	$537,955	$514,199	$—	$1,052,154
Liabilities
Contingent consideration	$—	$—	$1,495	$1,495

	2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$149,499	$4,019	$—	$153,518
Fixed maturity securities, available for sale:
U.S. government and agency obligations	197,886	95,193	—	293,079
Corporate obligations	—	281,631	—	281,631
State and municipal obligations	—	18,566	—	18,566
Commercial paper	—	14,991	—	14,991
Certificates of deposit	—	53,505	—	53,505
Other	—	5,536	—	5,536
Total assets at fair value	$347,385	$473,441	$—	$820,826
Liabilities
Contingent consideration	$—	$—	$5,716	$5,716

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

The following tables set forth the Company’s fair value measurements as of December 31, 2021 and 2020, for certain financial instruments not measured at fair value on a recurring basis (in thousands):

	2021
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$310	$—	$—	$310
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	7,732	—	—	7,732
Certificates of deposit	—	1,447	—	1,447
Total held to maturity	$8,042	$1,447	$—	$9,489

	2020
	Level 1	Level 2	Level 3	Total
Cash equivalents	$222	$—	$—	$222
Held to Maturity:
U.S. government and agency obligations	6,732	—	—	6,732
Certificates of deposit	—	1,119	—	1,119
Total held to maturity	$6,954	$1,119	$—	$8,073
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2021 and 2020. The contingent consideration liability related to the acquisition of AssociatesMD Medical Group, Inc. is measured using Level 3 inputs based on a formulaic multiple of forecasted 2023 EBITDA per the terms of the purchase agreement discounted back to net present value. The following table presents the changes in fair value of the contingent consideration liability for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Balance at beginning of period	$5,716	$5,716
Change in fair value of contingent consideration	(4,221)	—
Balance at end of period	$1,495	$5,716
The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value due to their short-term nature. These assets and liabilities are not included in the tables above.
NOTE 6. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE
Property, equipment and capitalized software at December 31, 2021 and 2020, consists of the following (in thousands):

	2021	2020
Software	$38,800	$13,202
Leasehold improvements	7,135	3,604
Medical equipment	586	705
Other equipment	504	—
Gross property and equipment	47,025	17,511
Less accumulated depreciation	(8,681)	(5,247)
Property and equipment, net	$38,344	$12,264
Depreciation expense of $4.4 million, $2.9 million and $1.1 million was recognized for the years ended December 31, 2021, 2020 and 2019, respectively.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	Bright HealthCare		NeueHealth
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Balance at January 1, 2020	$—	$—	$20,125	$—
Acquisitions	197,886	—	45,142	—
Purchase adjustments	—	—	(118)	—
Balance at December 31, 2020	197,886	—	65,149	—
Acquisitions	240,185	—	337,133	—
Purchase adjustments	(5,213)	—	—	—
Balance at December 31, 2021	$432,858	$—	$402,282	$—
The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$209,421	$21,728	$117,451	$3,664
Trade names	99,241	6,738	38,161	1,604
Provider networks	59,000	6,556	—	—
Developed technology	6,300	675	—	—
Other	6,400	805	2,000	133
Total	$380,362	$36,502	$157,612	$5,401
The acquisition date fair values and weighted average useful lives assigned to definite-lived intangible assets consisted of the following by year of acquisition (in thousands, except years):

	2021		2020
	Fair Value	Weighted- Average Useful Life (in years)	Fair Value	Weighted- Average Useful Life (in years)
Customer relationships	$90,770	10.2	$106,200	10.6
Trade names	60,380	14.9	30,700	15.0
Provider networks	59,000	4.5	—
Developed technology	6,300	7.0	—
Other	4,400	7.0	2,000	10.0
Total	$220,850	9.5	$138,900	11.6
Amortization expense relating to intangible assets for the years ended December 31, 2021 and 2020 was $31.1 million and $5.4 million, respectively. We did not have any amortization expense for the year ended December 31, 2019.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows (in thousands):

2022	$56,299
2023	$42,052
2024	$41,913
2025	$41,913
2026	$28,685
NOTE 8. MEDICAL COSTS PAYABLE
The following table shows the components of the change in medical costs payable for the years ended December 31 (in thousands):

	2021	2020	2019
Medical costs payable – January 1	$249,777	$44,804	$22,978
Incurred related to:
Current year	3,955,146	1,057,064	233,447
Prior year	9,549	(8,622)	(7,427)
Total incurred	3,964,695	1,048,442	226,020
Paid related to:
Current year	3,242,674	941,401	188,919
Prior year	246,560	33,479	15,275
Total paid	3,489,234	974,880	204,194

Acquired claims liabilities	92,737	131,411	—
Medical costs payable – December 31	$817,975	$249,777	$44,804
Medical costs payable attributable to prior years increased by $9.5 million and decreased by $8.6 million and $7.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, as a result of claim settlements being less than original estimates. Medical costs payable estimates are adjusted as additional information becomes known regarding claims. There were no significant changes to estimation methodologies in 2021 or 2020.
The table below details the components making up the medical costs payable as of December 31 (in thousands):

	2021	2020
Claims unpaid	$36,874	$23,269
Provider incentive payable	85,544	16,963
Claims adjustment expense liability	14,131	2,487
Incurred but not reported (IBNR)	681,426	207,058
Total medical costs payable	$817,975	$249,777
Medical costs payable are primarily related to the current year. There are no reinsurance recovery amounts assumed in medical costs payable at December 31, 2021 and 2020. The Company has recorded claims adjustment expense as a component of operating costs in the Consolidated Statements of Income (Loss).
The following is information about incurred and cumulative paid claims development as of December 31, 2021, net of reinsurance, and the total claims payable plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2019 through 2021 is presented as supplementary information as follows and is inclusive of claims incurred and paid related to Brand New Day, PMA, THNM, CHP and Centrum prior and subsequent to the acquisition dates (in thousands):

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (in thousands)			Total Incurred but Not Reported Liabilities Plus Expected Development on Reported Claims
	For the Years Ended December 31,
	(Unaudited)	(Unaudited)
Accident Year	2019	2020	2021
2019	1,322,197	1,305,816	1,312,836	32
2020	—	1,888,151	1,881,026	5,393
2021	—	—	4,120,436	675,931
Total			$7,314,298

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (in thousands)
	For the Years Ended December 31,
	(Unaudited)	(Unaudited)
Accident Year	2019	2020	2021
2019	1,145,194	1,299,119	1,304,658
2020	—	1,564,863	1,876,061
2021	—	—	3,370,286
Total			$6,551,005
All outstanding liabilities before 2019, net of reinsurance			3
Liabilities for claim and claim adjustment expenses, net of reinsurance			$763,296

December 31, 2021
Net outstanding liabilities	$763,296
Reinsurance recoverable on unpaid claims	54,679
Total gross liability for unpaid claims and claims	$817,975
NOTE 9. SHORT-TERM BORROWINGS
On March 1, 2021, we entered into a $350.0 million revolving credit agreement with a syndicate of banks. On August 2, 2021, the Credit Agreement was amended to change the definition of “Qualified IPO” by reducing the net proceeds required to be received by the Company from $1.0 billion to $850.0 million. In addition, prior to such amendment, the Credit Agreement contained a covenant that required the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00 prior to a Qualified IPO, and (b) 0.30 to 1.00 after a Qualified IPO. The Amendment changed this covenant by removing the increase in the ratio after a Qualified IPO such that the Company is now required to maintain a total debt to capitalization ratio of 0.25 to 1.00. On August 4, 2021, we elected to extend the maturity date of the Credit Agreement from February 28, 2022 to February 28, 2024. As of December 31, 2021, we had $155.0 million borrowed on the Credit Agreement at an effective annual interest rate of 7.25%.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NOTE 10. PREFERRED STOCK
Post-IPO
Immediately prior to the consummation of our IPO on June 28, 2021, all outstanding shares of our preferred stock were converted to shares of our common stock. During the remainder of 2021, we did not issue any additional preferred stock, and had no preferred stock outstanding as of December 31, 2021.
Pre-IPO
In March 2021, the Company issued 1.4 million shares of Series E Stock at a value of $55.1 million as part of the Zipnosis acquisition. During April 2021, the Company issued 2.1 million shares at a value of $79.8 million as part of the CHP acquisition.
The Company closed the Series E fundraise in October 2020 in which we issued 24.5 million shares of Series E Convertible preferred stock (“Series E Stock”) at a per share price of $20.4177 for an aggregate amount of approximately $500 million. We also issued 0.9 million shares of Series E Stock at a value of $17.8 million as part of the PMA acquisition.
The Company closed the first tranche of the Series D fundraise in December 2019, in which the Company issued 28.2 million shares of Series D Convertible preferred stock (“Series D Stock”) at a per share price of $15.025 for an aggregate amount of approximately $423.8 million. We closed the second tranche of the Series D fundraise in April 2020, in which the Company issued 14.1 million shares of Series D Stock at a per share price of $15.025 for an aggregate amount of approximately $211.2 million. We also issued 5.6 million shares of Series D Stock at a value of $80.0 million and 0.2 million shares at a value of $3.5 million dollars as part of the Brand New Day acquisition and AMD acquisition, respectively.
The Company closed the Series C fundraise in November 2018 in which we issued 26.1 million shares of Series C Convertible Preferred Stock (“Series C Stock”) at a per share price of $7.673 for an aggregate amount of approximately $200 million. The Company also issued an additional 0.6 million shares of Series B Convertible preferred stock in September 2018 at a per share price of $5.0499 for an aggregate amount of approximately $3.0 million.
Prior to 2018, the Company issued Series A and Series B preferred stock. The Series A Stock, Series B Stock, Series C Stock, Series D Stock and Series E Stock are collectively referred to herein as the “Preferred Stock”. The Preferred Stock is classified outside of Shareholders’ Equity (Deficit) on the Consolidated Balance Sheets because the holders of such stock have liquidation rights in the event of a deemed liquidation that, in certain situations, is not solely within our control and would require redemption of the then- outstanding Preferred Stock. The Preferred Stock is not redeemable, except in the event of a deemed liquidation at the liquidation preference amounts.
The detail of our Preferred Stock as of December 31, 2020 is as follows (in thousands):

Preferred Stock Series	Preferred Shares Authorized	Preferred Shares Issued	Preferred Shares Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
A	32,439	32,439	32,439	$81,690	$82,718	22,018
B	32,278	32,278	32,278	163,000	163,000	96,834
C	26,065	26,065	26,065	200,000	200,000	78,196
D	48,101	48,101	48,101	718,500	722,710	144,304
E	27,424	25,362	25,362	517,825	517,825	76,085
Total	166,307	164,245	164,245	$1,681,015	$1,686,253	417,437

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

The detail of our preferred stock as of December 31, 2019 is as follows (in thousands):

Preferred Stock Series	Preferred Shares Authorized	Preferred Shares Issued	Preferred Shares Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
A	39,778	32,439	32,439	$81,690	$82,718	22,018
B	32,278	32,278	32,278	163,000	163,000	96,834
C	26,065	26,065	26,065	200,000	200,000	78,196
D	54,757	28,440	28,440	427,300	427,300	85,319
Total	152,878	119,222	119,222	$871,990	$873,018	282,367
Voting: Each holder of outstanding shares of Preferred Stock votes with the holders of shares of common stock, as a single class, and shall be entitled to the number of votes in respect of their shares of Preferred Stock equal to the number of shares of common stock into which the shares of Preferred Stock held by such holder could be converted as of the record date.
Dividends: The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of Preferred Stock (firstly, the holders of Series E Preferred Stock, secondly, the holders of Series D Preferred Stock, and thereafter the holders of Series C, Series B and Series A Preferred Stock) then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of such series of Preferred Stock in an amount equal to the quotient obtained by dividing (a) the aggregate amount of any such dividend on shares of such other class or series of capital stock of the Company by (b) the total number of shares of Preferred Stock then outstanding.
Liquidation: In the event of a liquidation, voluntary or involuntary, dissolution or winding up of the Company or deemed liquidation event, the holders of the Series E Stock will be entitled to receive (i) an amount per share equal to the applicable Liquidation Price plus (ii) any dividends declared but unpaid (the “Series E Liquidation Amount”). In the event that proceeds are not sufficient to permit payment of the Series E Liquidation Amount, the proceeds will be ratably distributed among the holders of the Series E Stock. After the payment of the Series E Liquidation Amount in full, the holders of the Series D Stock will be entitled to receive (i) an amount per share equal to the applicable Liquidation Price plus (ii) any dividends declared but unpaid (the “Series D Liquidation Amount”). In the event that proceeds are not sufficient to permit payment of the Series D Liquidation Amount, the proceeds will be ratably distributed among the holders of the Series D Stock. After the payment of the Series E Liquidation Amount and Series D Liquidation Amount in full, the holders of the Junior Preferred Stock will be entitled to receive (i) an amount per share equal to the applicable Liquidation Price for each class plus (ii) any dividends declared but unpaid (the “Junior Preferred Liquidation Amount”). In the event that proceeds are not sufficient to permit payment of the Junior Preferred Liquidation Amount, the proceeds will be ratably distributed among the holders of the Junior Preferred Stock.
After payments have been made in full to the holders of Preferred Stock, then, to the extent available, the remaining assets of the Company available for distribution to its stockholders will be distributed ratably among the holders of common stock.
Conversion: Each share of Preferred Stock shall automatically be converted into such number of shares of common stock as is determined by dividing the applicable Liquidation Price (subject to appropriate adjustment from time to time as set forth elsewhere herein), by the applicable Conversion Price then applicable to such shares (such quotient is referred to herein as the “Conversion Rate”), upon the earlier of: (i) the vote or written consent of the Major Investors, and each class of Preferred Stock other than the Series A, and (ii) an initial public offering which results in aggregate net cash proceeds to the Company of not less than $200 million (before underwriting discounts, fees and commissions).
NOTE 11. SHARE-BASED COMPENSATION
2016 Incentive Plan

The Company adopted its 2016 Stock Incentive Plan (the “2016 Incentive Plan”) in March 2016. The 2016 Incentive Plan allowed for the Company to grant stock options, RSUs, and RSAs to certain employees, consultants and non-employee directors. The 2016 Incentive Plan was initially adopted on March 25, 2016, and most recently amended in December 2020. Following the effectiveness of our 2021 Omnibus Plan (the “2021 Incentive Plan”), no further awards will be granted under the 2016 Incentive Plan. However, all outstanding awards granted under the 2016 Incentive Plan will continue to be governed by the existing terms of the 2016 Incentive Plan and the applicable award agreements.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. There are 42.0 million shares of common stock authorized for issuance under the 2021 Incentive Plan. As of December 31, 2021, a total of 11.3 million shares of common stock were available for future issuance under the 2021 Incentive Plan.
Share-Based Compensation Expense
We recognized share-based compensation expense of $68.4 million, $5.5 million, and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in operating costs in the Consolidated Statements of Income (Loss).
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
The calculated value of each option award is estimated on the date of grant using a Black- Scholes option valuation model that used the following assumptions for options granted during 2021, 2020 and 2019:

	2021	2020	2019
Risk-free interest rate	0.8%	0.9%	2.2%
Expected volatility	33.4%	31.3%	28.3%
Expected dividend rate	0.0%	0.0%	0.0%
Forfeiture rate	14.4%	14.5%	14.5%
Expected life in years	6.1	6.1	6.1
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
The activity for the stock options for the year ended December 31, 2021 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	63,925	1.47	8.7	$53,573
Granted	20,648	2.63
Exercised	(9,871)	1.12
Forfeited	(5,447)	1.80
Expired	(11)	1.09
Outstanding at December 31, 2021	69,244	$1.84	8.2	$113,908
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019, was $10.79, $0.61 and $0.40, respectively, per share. The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2021, 2020 and 2019, was $21.0 million, $2.7 million and $3.7 million, respectively. At December 31, 2021,

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

there was $141.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the year ended December 31, 2021 (in thousands, except weighted average grant date fair value):

	RSU
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at January 1, 2021	—	$—
RSUs granted	15,687	3.99
RSUs canceled	(36)	9.01
Unvested RSUs at December 31, 2021	15,651	$3.98

We recognized share-based compensation expense related to RSUs of $1.3 million for the year ended December 31, 2021 which is included in operating costs in the Consolidated Statements of Income (Loss). As of December 31, 2021, there was $47.7 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 2.9 years.

Performance-based Restricted Stock Units

In connection with our IPO, our Board of Directors approved the grant of PSUs to members of our executive leadership team. The grant encompasses a total of 14.7 million PSUs, separated into four equal tranches, each of which are eligible to vest based on the achievement of predetermined stock price goals and a minimum service period of 3 years. This grant is intended to retain and incentivize our executive leadership to lead the Company to sustained, long-term financial and operational performance. The fair value of the PSUs was determined using a Monte-Carlo simulation.
The following table summarizes PSU award activity for the year ended December 31, 2021 (in thousands, except weighted average grant date fair value):

	PSU
	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at January 1, 2021	—	$—
PSUs granted	14,700	9.30
PSUs canceled	—	—
Unvested PSUs at December 31, 2021	14,700	$9.30
We recognized share-based compensation expense related to the PSU grant of $20.5 million for the year ended December 31, 2021 which is included in operating costs in the Consolidated Statements of Income (Loss). At December 31, 2021, there was $99.8 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of 2.5 years.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NOTE 12. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31 (in thousands, except for per share amounts):

	2021	2020	2019
Net loss	$(1,184,862)	$(248,442)	$(125,337)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	392,243	136,193	134,486
Net loss per share attributable to common stockholders, basic and diluted	$(3.02)	$(1.82)	$(0.93)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the years ended December 31 (in thousands):

	2021	2020	2019
Redeemable preferred stock	—	417,437	282,367
Stock options to purchase common stock	69,244	63,925	37,872
Restricted stock units	15,651	—	—
Total	84,895	481,362	320,239
NOTE 13. BENEFIT PLANS
The Company has a 401(k) retirement salary savings plan (“the 401(k) Plan”) for all eligible employees. We made safe harbor nonelective matching contributions equal to 3% of employee compensation to the 401(k) Plan. The Company’s matching contribution expense was $4.4 million, $1.9 million and $0.9 million for 2021, 2020 and 2019, respectively, and was included in operating costs in the Consolidated Statements of Income (Loss).
NOTE 14. INCOME TAXES
The components of income tax benefit for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Current	$84	$—	$—
Deferred	(26,605)	(9,161)	—
Total income tax (benefit) expense	$(26,521)	$(9,161)	$—
A reconciliation of the statutory tax rate (21%) to the effective income tax rate for the years ended December 31, 2021, 2020 and 2019, is as follows (in thousands):

	2021	2020	2019
Tax benefit at federal statutory rate	$(254,391)	$(52,173)	$(26,321)
Increase (decrease) in income taxes resulting from:
Adjustment to deferred tax valuation allowance	219,478	43,012	26,321
Permanent adjustments - compensation related	13,342	—	—
Permanent adjustments	2,180	—	—
State income taxes, net of federal benefit	(9,158)	—	—
Prior year adjustments	(306)	—	—
Other, net	2,334	—	—
Income tax benefit	$(26,521)	$(9,161)	$—
Effective tax rate	2.2%	3.6%	0.0%

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

The tax effects of temporary differences related to deferred tax assets and liabilities for the years ended December 31, 2021 and 2020, are as follows (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$364,574	$107,002
Premiums received in advance	2,314	1,454
Accrued salaries and benefits	11,194	5,246
Section 195 startup expenditures	2,164	2,164
Adjustment for noncontrolling interest	5,209	—
Intangible amortization	2,798	—
Transaction costs	1,472	—
Depreciation expense	653	—
Investment loss	232	—
Other	3,268	1,173
Total deferred tax assets	393,878	117,039
Less valuation allowance	(331,625)	(99,537)
Total deferred tax assets, net valuation allowance	62,253	17,502
Deferred tax liabilities:
Prepaid expenses	(7,972)	(1,195)
Fixed assets	(458)	(628)
Goodwill and intangible assets	(38,712)	(15,447)
Unrealized gains	(16,147)	(509)
Investment income	—	(3)
Total deferred tax liabilities	(63,289)	(17,782)
Net deferred tax liabilities	$(1,036)	$(280)
Net operating losses (NOLs) were $1.9 billion and $483.1 million as of December 31, 2021 and 2020, respectively. These NOLs start to expire in 2036.
Of the operating loss carryforwards noted, a portion of them may not be available after the application of IRC Section 382 limitations. The IRC Section 382 imposes restrictions on the utilization of various carryforward tax attributes in the event of a change in ownership of the Company, as defined by IRC Section 382. In addition, IRC Section 382 may limit the Company’s built-in items of deduction, including capitalized start-up costs.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is not more likely than not that the Company will be able to realize the benefits of these deductible differences. Accordingly, a valuation allowance has been established to reserve for potential benefits of the remaining carryforwards and tax credits in our consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.
As of December 31, 2021, there were no unrecognized tax benefits recorded.
The Company files income tax returns in the U.S. federal jurisdiction and all state jurisdictions as necessary. The Company’s U.S. federal returns are no longer subject to income tax examinations for taxable years before 2018. State tax returns for taxable years before 2017 are no longer subject to examination.
The Company’s effective income tax rate varies from the federal statutory rate of 21% due to changes in the valuation allowance for deferred tax assets and adjustments for permanent differences and purchase accounting. The overall tax benefit is

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

primarily due to the release of valuation allowance in connection with new deferred tax liabilities recorded on identifiable intangibles as part of business combination accounting for BND, Zipnosis, THNM, and CHP stock acquisitions occurring in the year ended December 31, 2021. Similarly, in the year ended December 31, 2020, the overall tax benefit was also attributable to the release of a valuation allowance in connection with new deferred tax liabilities recorded on identifiable intangibles as part of business combination accounting for BND. The Centrum acquisition was treated as an asset acquisition, and accordingly, no deferred tax assets or liabilities were recorded as part of business combination accounting.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Leases: We lease our facilities under operating leases that are noncancelable and expire on various dates with options to renew. Operating lease costs were $13.3 million, $5.7 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The years ended December 31, 2021 and 2020 included immaterial short-term lease costs and sublease income. Operating lease costs are including in operating costs in the Consolidated Statements of Income (Loss).
At December 31, 2021 and 2020, the assets and liabilities related to operating leases in our Consolidated Balance Sheets are as follows (in thousands):

	Balance Sheet Location	2021	2020
Assets
Operating lease ROU assets	Other non-current assets	$45,345	$26,965
Liabilities
Operating lease liabilities — current	Other current liabilities	13,227	6,569
Operating lease liabilities — non-current	Other liabilities	37,039	21,851
Total lease liabilities		$50,266	$28,420
Supplemental cash flow and noncash information related to our operating leases was as follows (in thousands):

	2021	2020
Operating cash flows from operating leases	$16,616	$6,131
ROU assets obtained in exchange for new lease liabilities	14,932	7,793
ROU assets obtained from acquisitions	11,956	8,392
Weighted-average remaining lease term (in years)	5.2	5.6
Weighted-average discount rate	6.0%	6.0%
At December 31, 2021, future minimum annual lease payments under all noncancelable operating leases are as follows (in thousands):

Minimum Lease Payments
Years ending December 31:
2022	$13,649
2023	12,038
2024	10,688
2025	7,956
2026	5,864
Thereafter	8,868
Undiscounted future minimum payments	59,063
Imputed interest	(8,797)
Total reported lease liability	$50,266

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

Legal proceedings: In the normal course of business, the Company could be involved in various legal proceedings such as, but not limited to, the following: lawsuits alleging negligence in care or general liability, violation of regulatory bodies’ rules and regulations, or violation of federal and/or state laws. Where appropriate, we make accruals related to these matters, which are reflected in the consolidated financial statements. However, there are cases where liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made. We provide disclosure of matters where we believe it is reasonably possible the impact may be material to our consolidated financial statements. At December 31, 2021 and 2020, there were no material known contingent liabilities.
Restricted capital and surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. Our regulated subsidiaries had statutory capital and surplus of $398.5 million and $235.8 million as of December 31, 2021 and 2020, respectively. The estimated statutory capital and surplus required to satisfy these regulatory requirements was $290.0 million and $106.3 million as of December 31, 2021 and 2020, respectively.
The amount of ordinary dividends that may be paid out of the regulated legal entities’ unassigned surplus during any given period is subject to certain restrictions as specified by state statutes, which generally require prior-year net income or sufficient statutory capital and surplus. The regulated legal entities paid two dividends during 2021, and did not pay any dividends during 2020 to the parent holding company.
NOTE 16. SEGMENTS AND GEOGRAPHIC INFORMATION
Factors used to determine our reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s chief operating decision maker (“CODM”) to evaluate its results of operations. We have identified three operating segments based on our primary product and service offerings: Bright HealthCare - Commercial, Bright HealthCare - MA and NeueHealth. We have aggregated our commercial and MA operating segments into the Bright HealthCare reportable segment.
The following is a description of the types of products and services from which our two reportable segments derive their revenues:
Bright HealthCare: Our healthcare financing and distribution business, Bright HealthCare, delivers simple, personal, and affordable solutions to integrate the consumer into Bright Health’s alignment model. Bright HealthCare currently aggregates and delivers healthcare benefits to consumers through its various offerings, serving consumers across multiple product lines in 14 states and 99 markets. We also participate in a number of specialized plans and recently began offering employer group plans.

Bright HealthCare’s customers include commercial health plans across 11 states, as well as MA products in 11 states, which serve and generally focus on higher risk, special needs populations.
NeueHealth: Our healthcare enablement and technology business, NeueHealth, is developing the next generation, integrated healthcare system. NeueHealth significantly reduces the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. NeueHealth works with care provider partners and delivers high-quality virtual and in-person clinical care through our owned primary care clinics within its integrated care delivery system. In addition to our directly owned clinics, NeueHealth manages care for additional affiliated clinics. NeueHealth receives network rental fees from Bright HealthCare for the delivery of NeueHealth’s Care Partner and network services. In addition, NeueHealth contracts directly with Bright HealthCare to provide care through its managed and affiliated clinics. Other NeueHealth customers include external payors, third party administrators, affiliated providers and direct-to-government programs.
The Company’s accounting policies for reportable segment operations are consistent with those described in Note 2, Summary of Significant Accounting Policies. Transactions between reportable segments principally consist of care management and local care delivery provided by NeueHealth to Bright HealthCare. We utilize operating income (loss) before income taxes as the profitability metric for our reportable segments.
As a percentage of our total consolidated revenues, premium revenues from CMS were 32%, 40% and 13% for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in our Bright HealthCare segment. For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

The following tables present the reportable segment financial information for the years ended December 31, 2021 and 2020 (in thousands):

Year Ended December 31, 2021	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$3,809,794	$92,920	$—	$3,902,714
Service revenue	103	42,598	—	42,701
Investment income	3,739	80,235	—	83,974
Total unaffiliated revenue	3,813,636	215,753	—	4,029,389
Affiliated revenue	—	277,426	(277,426)	—
Total segment revenue	3,813,636	493,179	(277,426)	4,029,389
Operating loss	(1,111,171)	(86,985)	—	(1,198,156)
Depreciation and amortization	$17,068	$18,416	$—	$35,484

Year Ended December 31, 2020	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$1,172,545	$7,793	$—	$1,180,338
Service revenue	—	18,514	—	18,514
Investment income	8,468	—	—	8,468
Total unaffiliated revenue	1,181,013	26,307	—	1,207,320
Affiliated revenue	—	10,840	(10,840)	—
Total segment revenue	1,181,013	37,147	(10,840)	1,207,320
Operating loss	(248,896)	(8,707)	—	(257,603)
Depreciation and amortization	$6,394	$1,895	$—	$8,289
We do not include asset information by reportable segment in the reporting provided to the CODM. Our NeueHealth segment was created in 2020 with our acquisition of AMD on December 31, 2019 and the establishment of our Bright Health Networks service. As such, all activity included in the Consolidated Statements of Income (Loss) for the year ended December 31, 2019 related to our Bright HealthCare reportable segment.
NOTE 17. REDEEMABLE NONCONTROLLING INTEREST
As part of the PMA acquisition, we entered into a put/call agreement with respect to the equity interests in PMA held by the controlling interest holder. The call options allow for the Company to purchase the 38% noncontrolling interest equity beginning on the fifth anniversary of the transaction date and each subsequent anniversary thereafter, or under certain other accelerating events as defined in the agreement, solely at the Company’s discretion. The put option allows the noncontrolling interest holder the ability to cause the Company to purchase their noncontrolling equity interest beginning on the seventh anniversary of the transaction date and each subsequent anniversary thereafter.
Based on the nature of the put option redemption feature, which is outside the control of the Company, the noncontrolling interests are classified as redeemable in the accompanying Consolidated Balance Sheets. The put option redemption feature that is outside the control of the Company is settled at a multiple of EBITDA, which is an other than fair value settlement amount. As such, we will make a measurement adjustment when the put option redemption price exceeds the carrying amount as calculated under ASC 810, Consolidation.
As part of the Centrum acquisition, we entered into put/call agreements with respect to the equity interests in Centrum held by the controlling interest holder. The call options allow for the Company to purchase the 25% noncontrolling interest equity over time beginning on September 30, 2022, or under certain other accelerating events as defined in the agreement, solely at the Company’s discretion. The put options allow the noncontrolling interest holder the ability to cause the Company to purchase their noncontrolling equity interest on consistent terms with the call options.
Based on the nature of the put option redemption feature, which is outside the control of the Company, each of these noncontrolling interests are classified as redeemable in the accompanying Consolidated Balance Sheets at December 31, 2021. The put option redemption feature that is outside the control of the Company is settled at a multiple of EBITDA, which is an

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

other than fair value settlement amount. As such, we will make a measurement adjustment when the put option redemption price exceeds the carrying amount as calculated under ASC 810, Consolidation.
The following table provides details of our redeemable noncontrolling interest activity for the years ended December 31, 2021 and 2020 (in thousands):

Redeemable Noncontrolling Interest
Balance at January 1, 2020	$—
Acquisitions	39,600
Balance at December 31, 2020	$39,600
Acquisitions	82,310
Loss attributable to noncontrolling interest	(29,263)
Measurement adjustment	35,760
Balance at December 31, 2021	$128,407

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NOTE 18. SUBSEQUENT EVENTS

On December 6, 2021 we entered into an Investment Agreement with a subsidiary of Cigna Corporation and an affiliate of New Enterprise Associates (the “Purchasers”), relating to the issuance and sale by the Company to the Purchasers of 750,000 shares of the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $750.0 million, or $1,000 per share (the “Issuance”). On January 3, 2022, the Issuance was consummated. We used a portion of the proceeds to repay in full our outstanding borrowings under our revolving credit facility on January 4, 2022.

On January 6, 2022, a putative securities class action lawsuit was filed against us and certain of our officers and directors in the Eastern District of New York. The case is captioned Marquez v. Bright Health Group, Inc. et al., 1:22-cv-00101 (E.D.N.Y.). The lawsuit alleges, among other things, that we made materially false and misleading statements regarding our business, operations, and compliance policies, which in turn adversely affected our stock price. No specific amounts of damages have been alleged in the putative securities class action lawsuit. We expect an amended complaint will be filed later this year in this action. Such amended complaint could assert additional or broader claims than the current complaint. We intend to vigorously defend this action; but there can be no assurance that we will be successful in any defense. Based on our assessment of the facts underlying the claims and the degree to which we intend to defend our company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated.

We have evaluated events and transactions that have occurred through March 18, 2022, the date at which the consolidated financial statements were issued. Other than those described above, no additional events or transactions have occurred that may require adjustment to the consolidated financial statements or disclosures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Limitations of Effectiveness of Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Other than as described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described below, we have implemented changes to our internal control over financial reporting to remediate the material weakness identified below.

Newly Identified Material Weakness

For the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified related to claims pertaining to our IFP business, which were processed by a third-party service provider. The claims were processed inaccurately according to terms of provider contracts and/or related fee schedules, or did not consistently go through claims re-pricing, where necessary, prior to payment.

Management is strengthening claims quality assurance and audit processes for IFP claims to validate claims are adjudicated with our third-party service provider according to agreed-upon contract terms and current fee schedules (including any changes to contracts and fee schedules). Management is also strengthening controls to ensure complete and accurate loading of fee schedules and processes to re-price IFP claims on a more timely basis (e.g., prior to claims payment).

Remediation Efforts on Previously Identified Material Weaknesses

For the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting. The material weakness identified related to Brand New Day’s internal control over financial reporting due to: (1) lack of documentation or reconciliation controls supporting key account balances, and (2) limited Brand New Day resources and competencies dedicated to performing the appropriate level of diligence around complex accounting and estimated balances.

In response to this material weakness, we have taken a number of remediation steps to enhance the control environment at Brand New Day, including actions to further centralize accounting and other financial responsibilities, enhance controls, procedures and documentation supporting key accounts and processes, and hire additional resources to oversee accounting, reporting and other activities occurring within Brand New Day. Additionally, we migrated Brand New Day’s financial accounting and reporting activities over to Bright Health’s legacy enterprise resource planning system in the third quarter of 2021.

In addition, we identified a material weakness in our internal controls over financial reporting related to the valuation of our common stock underlying stock options grants during the three months ended March 31, 2021, as well as the valuation of our Series E preferred stock issued as equity consideration to the seller in the Zipnosis acquisition. The material weakness was the result of a control design deficiency related to the appropriate review of the methodology and inputs used in the valuation of our common stock, which resulted in using a combined market and income approach to value our common stock instead of utilizing market-only approach given the potential for an IPO. This resulted in a material misstatement of our operating costs, net loss, goodwill and redeemable preferred stock and the related financial disclosures as of and for the three months ended March 31, 2021, which we restated accordingly.

In response to this material weakness, we have implemented a control to ensure the proper valuation methodology is utilized for determining the fair value of equity-based awards. We also implemented a review of the significant inputs used in the valuation, including a review to ensure the common stock fair value used in the valuations is consistent with the market price of our common stock as traded in the public market following our IPO.

We believe our efforts resulted in the remediation of the previously identified material weaknesses as of December 31, 2021. While these material weaknesses have been remediated, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. We have dedicated resources to the design, implementation, documentation and testing of our internal control over financial reporting. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.

Neither we nor our independent registered public accounting firm has performed an evaluation of the effectiveness of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weaknesses that were previously identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of the effectiveness of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant deficiencies may have been identified.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is provided in Part I under the heading “Information About our Executive Officers.”

We have adopted a code of ethics applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer, controller and persons performing similar functions. The code of ethics, entitled Code of Conduct, is posted under “Governance” on the Investor Relations section of our website at www.brighthealthgroup.com. For information about how to obtain the Code of Conduct, see Part I, Item 1, “Business.” We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics for our senior financial officers by posting such information on our website indicated above.

The remaining information required by this item will be included under the headings “Corporate Governance” and “Proposal 1 – Election of Directors” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required in response to this item will be included under the headings “Executive and Director Compensation,” “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, and such required information is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2021, was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted-Average Exercise Price per Share of Outstanding Options and Rights(2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans(3)
Equity compensation plans approved by shareholders	99,595,339	$1.84	11,326,129

(1)Includes grants of stock options and restricted stock units (which may be time-based or market-based) granted under the 2021 Incentive Plan and the 2016 Incentive Plan.
(2)Includes weighted-average exercise price per share of outstanding stock options only.
(3)Consists of shares of common stock available for future issuance under the 2021 Incentive Plan as of December 31, 2021. Excludes securities to be issued upon exercise of outstanding options and rights. Shares available under the 2021 Incentive Plan may granted as future awards in the form of stock options, stock appreciation rights, restricted shares, restricted stock units and other equity-based awards.

The remaining information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a)1. Financial Statements. The financial statements are included under Item 8 of this report:
(•)Reports of Independent Registered Public Accounting Firms.
(•)Consolidated Balance Sheets as of December 31, 2021 and 2020.
(•)Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.
(•)Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.
(•)Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit) for the years ended December 31, 2021, 2020 and 2019.
(•)Consolidated Statements of Cash Flows for years ended December 31, 2021, 2020 and 2019.
(•)Notes to the Consolidated Financial Statements.
2. Financial Statement Schedules. The following statement schedule of the Company is included in Item 15(c)
(•)Schedule I - Condensed Financial Information of Registrant (Parent Company Only).
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore have been omitted.
(b)Exhibits. See Exhibit Index, which is incorporated by reference as if fully set forth herein.
EXHIBIT INDEX

Exhibit Number	Description
3.1
Ninth Amended and Restated Certificate of Incorporation of Bright Health Group, Inc. (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)

3.2
Certificate of Designations of Series A Convertible Perpetual Preferred Stock of Bright Health Group, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on January 3, 2022)

3.3	Amended and Restated Bylaws of Bright Health Group, Inc. (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Credit Agreement, dated as of March 1, 2021, among Bright Health Group, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-1 filed on May 19, 2021)

10.2
Amendment No. 1, dated as of August 2, 2021, among Bright Health Group, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 2, 2021)

10.3
Investment Agreement, dated December 6, 2021, by and between Bright Health Group, Inc. and Cigna Health & Life Insurance Company and New Enterprise Associates 17, L.P. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on December 6, 2021)

10.4
Second Amended and Restated Registration Rights Agreement, dated as of November 15, 2018, among Bright Health Group, Inc. (formerly known as Bright Health Inc.) and the other parties named therein (incorporated by reference to Exhibit 10.2 filed with the Registrant's Registration Statement on Form S-1 filed on May 19, 2021)

10.5
Amendment to Second Amended and Restated Registration Rights Agreement, dated as of May 19, 2021, among Bright Health Group, Inc. (formerly known as Bright Health Inc.) and the Majority Holders (as defined therein) (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2021)

10.6
Second Amendment to the Second Amended and Restated Registration Rights Agreement, dated as of January 3, 2022, by and among Bright Health Group, Inc. and the other parties named therein. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on January 3, 2022)

10.7†
Bright Health Management Inc. Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Registration Statement on Form S-1 filed on June 15, 2021)

10.8†
Bright Health Group, Inc. 2021 Omnibus Incentive Plan, effective as of June 5, 2021 (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 15, 2021)

10.9†
Form of Stock Option Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 5, 2021)

10.10†
Form of Restricted Stock Unit Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2021)

10.11†
Form of Executive Performance Stock Unit Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (2021 Executive Leadership Team PSUs )(incorporated by reference to Exhibit 10.11 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2021)

10.12†
Form of Executive Performance Stock Unit Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2021)

10.13†
Bright Health Group, Inc. (formerly known as Bright Health Inc.) 2016 Stock Incentive Plan (as amended through December 21, 2020) (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.14†
Form of Stock Option Agreement under the Bright Health Group, Inc. (formerly known as Bright Health Inc.) 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021

10.15†*	Amended and Restated Employment Agreement, effective as of September 23, 2021, between Bright Health Management, Inc. and George L. Mikan III
10.16†
Employment offer letter, dated as of December 19, 2019, between Cathy Smith and Bright Health (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.17†
Employment Agreement, effective as of March 25, 2016, between Bright Health Management, Inc., and Robert Sheehy (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.18†
Employment offer letter, dated as of March 26, 2020, between Keith Nelsen and Bright Health (incorporated by reference to Exhibit 10.15 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.19†
Employment offer letter, dated as of September 11, 2019, between Simeon Schindelman and Bright Health (incorporated by reference to Exhibit 10.16 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.20†
Employment offer letter, dated as of September 20, 2019, between Sam Srivastava and Bright Health (incorporated by reference to Exhibit 10.17 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.21†
Employee Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective as of January 7, 2020 between Cathy Smith and Bright Health Management, Inc. (incorporated by reference to Exhibit 10.18 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.22†
Employee Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective as of May 4, 2020 between Keith Nelsen and Bright Health Management, Inc. (incorporated by reference to Exhibit 10.19 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.23†
Employee Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective as of September 11, 2019 between Simeon Schindelman and Bright Health Management, Inc. (incorporated by reference to Exhibit 10.20 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.24†
Employee Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective as of September 20, 2019 between Sam Srivastava and Bright Health Management, Inc. (incorporated by reference to Exhibit 10.21 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.25†
Form of Restricted Stock Unit Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on December 20, 2021)

10.26†	Form of Indemnification Award for Directors and Officers (incorporated by reference to Exhibit 10.7 filed with the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2021)
10.27†
Bright Health Management Inc. Annual Incentive Plan (formerly known as Bright Health Inc.) (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of RSM US LLP
31.1*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101*	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)
_______________
*    Filed herewith.
†    Management contract or compensatory plan or arrangement.
(1) The certifications in Exhibit 32.1 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(c) Financial Statement Schedule. Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the shareholders and the Board of Directors of Bright Health Group, Inc.

We have audited the consolidated financial statements of Bright Health Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020 and for each of the two years in the period ended December 31, 2021, and have issued our report thereon dated March 18, 2022, which contained an unqualified opinion on those consolidated financial statements.

The financial statement schedule of the Company listed in the Index at Item 15 has been subjected to audit procedures performed in conjunction with the audit of the Company's consolidated financial statements. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 18, 2022

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
Bright Health Group, Inc.
Parent Company Condensed Balance Sheets

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$971	$1,708
Short-term investments	1,119	1,119
Investment in subsidiaries	1,301,937	1,172,126
Other assets	2,885	64
Total assets	1,306,912	1,175,017

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Related-party payable, net	988	100
Short-term borrowings	155,000	—
Other current liabilities	2,469	—
Total liabilities	158,457	100

Commitments and contingencies (Note 15)
Redeemable preferred stock, $0.0001 par value; — and 166,307,087 shares authorized in 2021 and 2020, respectively; — and 164,244,893 shares issued and outstanding in 2021 and 2020, respectively	—	1,681,015

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 and 658,993,725 shares authorized in 2021 and 2020, respectively; 628,622,872 and 137,662,698 shares issued and outstanding in 2021 and 2020, respectively	63	14
Additional paid-in capital	2,861,243	9,877
Retained earnings (deficit)	(1,700,851)	(515,989)
Treasury stock, at cost, 2,522,148 and — shares at December 31, 2021 and 2020, respectively	(12,000)	—
Total shareholders’ equity (deficit)	1,148,455	(506,098)
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$1,306,912	$1,175,017

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
Bright Health Group, Inc.
Parent Company Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Investment income	$30	$26	$16
Total revenue	30	26	16

Operating costs:
Operating costs	69,170	5,867	2,194
Total operating costs	69,170	5,867	2,194
Interest expense	7,732	—	—
Loss before income taxes and equity in net loss of subsidiaries	(76,872)	(5,841)	(2,178)
Income tax expense (benefit)	17	—	(123)
Loss before equity in net loss of subsidiaries	(76,889)	(5,841)	(2,055)
Equity in net loss of subsidiaries	(1,107,973)	(242,601)	(123,282)
Net loss	(1,184,862)	(248,442)	(125,337)

Unrealized investment holding (losses) gains	(6,163)	1,556	1,211
Less: reclassification adjustments for investment (losses) gains	(402)	112	38
Other comprehensive (loss) income	(5,761)	1,444	1,173

Comprehensive loss	$(1,190,623)	$(246,998)	$(124,164)

Schedule I

Condensed Financial Information of Registrant
(Parent Company Only)
Bright Health Group, Inc.
Parent Company Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	(4,888)	(168)	(557)
Cash flows from investing activities:
Purchases of investments	—	(1,119)	(1,191)
Proceeds from sales, paydown, and maturities of investments.	—	1,191	455
Capital contributions to operating subsidiaries	(607,699)	(480,869)	(390,945)
Business acquisition, net of cash acquired	(431,791)	(230,331)	(31,855)
Net cash used in investing activities	(1,039,490)	(711,128)	(423,536)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	711,200	423,800
Proceeds from issuance of common stock	11,390	1,241	260
Proceeds from short-term borrowings	355,000	—	—
Repayments of short-term borrowings	(200,000)	—	—
Payments for debt issuance costs	(3,391)	—	—
Proceeds from IPO	887,328	—	—
Payments for IPO offering costs	(6,686)	—	—
Net cash provided by financing activities	1,043,641	712,441	424,060
Net increase (decrease) in cash and cash equivalents	(737)	1,145	(33)
Cash and cash equivalents – beginning of year	1,708	563	596
Cash and cash equivalents – end of year	$971	$1,708	$563

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
Bright Health Group, Inc.
Notes to Condensed Financial Statements
NOTE 1. BASIS OF PRESENTATION
The Bright Health Group, Inc. (the “Parent Company”) condensed financial statements should be read in conjunction with our consolidated financial statements. The condensed financial statements include the activity of the Parent Company and reflect its subsidiaries using the equity method of accounting. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of consolidated subsidiaries. The following summarizes the major categories of the Parent Company’s financial statements (in thousands, except share and per share data):
NOTE 2. SUBSIDIARY TRANSACTIONS
Investment in Subsidiaries: The Parent Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.
Dividends and Capital Distributions: Cash dividends from unregulated subsidiaries and included in the Cash Flows from Operating Activities in the Parent Company Condensed Statements of Cash Flows were $— million, $65.1 million and $349.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 3. SHORT-TERM BORROWINGS
Discussion of short-term borrowings can be found in Note 9 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
NOTE 4. COMMITMENTS AND CONTINGENCIES
Certain regulated subsidiaries are guaranteed by the Parent Company in the event of insolvency.
For a summary of commitments and contingencies, see Note 15 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Health Group, Inc.

Date: March 18, 2022	By:	/s/ G. Mike Mikan
Name: G. Mike Mikan
Title: Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 18, 2022.

SIGNATURE	TITLE

/s/ G. Mike Mikan	Chief Executive Officer, President and Director (Principal Executive Officer)
G. Mike Mikan

/s/ Catherine R. Smith	Chief Administrative and Financial Officer (Principal Financial Officer)
Catherine R. Smith

/s/ Jeffrey J. Scherman	Chief Accounting Officer (Principal Accounting Officer)
Jeffrey J. Scherman

/s/ Robert J. Sheehy
Robert J. Sheehy	Chairman

/s/ Kedrick D. Adkins Jr.
Kedrick D. Adkins Jr.	Director

/s/ Naomi Allen
Naomi Allen	Director

/s/ Linda Gooden
Linda Gooden	Director

/s/ Jeffery R. Immelt
Jeffery R. Immelt	Director

/s/ Manuel Kadre
Manuel Kadre	Director

/s/ Steve Kraus
Steve Kraus	Director

/s/ Mohamad Makhzoumi
Mohamad Makhzoumi	Director

/s/ Matthew Manders
Matthew Manders	Director

/s/ Adair Newhall
Adair Newhall	Director

/s/ Andrew M. Slavitt
Andrew M. Slavitt	Director