Form 10-Q
period 2022-03-31
Bright Health Group Inc.
filed 2022-05-12
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of May 3, 2022, the registrant had 629,245,760 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Statements made in this Quarterly Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our ability to obtain and accurately assess, code, and report Individual and Family Plan (“IFP”) and Medicare Advantage (“MA”) risk adjustment factor scores for consumers; our ability to contract with care providers and arrange for the provision of quality care; our ability to accurately estimate our medical expenses, effectively manage our costs and claims liabilities or appropriately price our products and charge premiums; our ability to obtain claims information timely and accurately; the impact of the ongoing COVID-19 pandemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage the growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions and integrate acquired businesses; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; our ability to adapt to new risks associated with our expansion into Direct Contracting; and the other factors set forth under the heading “Risk Factors” in this Quarterly Report and Bright Health Group’s Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2022 (“2021 Form 10-K”) and our other filings with the SEC.

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

You should not rely upon forward-looking statements as predictions of future events. Our forward-looking statements speak only as of the date of this Quarterly Report and, although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in such forward-looking statements will be achieved or occur at all. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this release to conform these statements to actual results or to changes in our expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,505,547	$1,061,179
Short-term investments	692,472	193,835
Accounts receivable, net of allowance of $5,172 and $4,074, respectively	142,695	113,474
Direct contracting performance year receivable	638,641	—
Prepaids and other current assets	315,422	291,712
Total current assets	3,294,777	1,660,200
Other assets:
Long-term investments	733,465	675,192
Property, equipment and capitalized software, net	41,279	38,344
Goodwill	835,450	835,140
Intangible assets, net	326,617	343,860
Other non-current assets	43,438	45,603
Total other assets	1,980,249	1,938,139
Total assets	$5,275,026	$3,598,339
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$1,155,155	$817,975
Accounts payable	128,407	118,140
Unearned revenue	34,893	53,295
Risk adjustment payable	1,285,446	931,170
Direct contracting performance year obligation	533,537	—
Short-term borrowings	—	155,000
Other current liabilities	251,523	207,238
Total current liabilities	3,388,961	2,282,818
Other liabilities	38,849	41,994
Total liabilities	3,427,810	2,324,812
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	143,011	128,407
Series A redeemable preferred stock, $0.0001 par value; 100,000,000 shares authorized in 2022 and 2021; 750,000 and — shares issued and outstanding in 2022 and 2021, respectively	747,481	—
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2022 and 2021; 628,992,422 and 628,622,872 shares issued and outstanding in 2022 and 2021, respectively	63	63
Additional paid-in capital	2,894,421	2,861,243
Accumulated deficit	(1,896,085)	(1,700,851)
Accumulated other comprehensive loss	(29,675)	(3,335)
Treasury stock, at cost, 2,522,148 shares at March 31, 2022 and December 31, 2021, respectively	(12,000)	(12,000)
Total shareholders’ equity (deficit)	956,724	1,145,120
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$5,275,026	$3,598,339
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Premium revenue	$1,680,450	$860,631
Direct contracting revenue	182,797	—
Service revenue	12,428	8,438
Investment income (loss)	(40,100)	5,489
Total revenue	1,835,575	874,558
Operating expenses:
Medical costs	1,580,596	684,570
Operating costs	418,918	208,240
Depreciation and amortization	13,041	4,581
Total operating expenses	2,012,555	897,391
Operating loss	(176,980)	(22,833)
Interest expense	1,193	546
Other income	(784)	—
Loss before income taxes	(177,389)	(23,379)
Income tax expense	3,240	1,166
Net loss	(180,629)	(24,545)
Net earnings attributable to noncontrolling interests	(14,605)	(617)
Series A preferred stock dividend accrued	(8,938)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(204,172)	$(25,162)
Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders	$(0.32)	$(0.18)
Basic and diluted weighted-average common shares outstanding	628,765	140,175
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(180,629)	$(24,545)
Other comprehensive (loss) income:
Unrealized investment holding losses arising during the year, net of tax of $0 and $0, respectively	(28,089)	(980)
Less: reclassification adjustments for investment (losses) gains, net of tax of $0 and $0, respectively	(1,749)	62
Other comprehensive (loss) income	(26,340)	(1,042)
Comprehensive loss	(206,969)	(25,587)
Comprehensive loss attributable to noncontrolling interests	(14,605)	(617)
Comprehensive loss attributable to Bright Health Group, Inc. common shareholders	$(221,574)	$(26,204)
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2022	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	628,623	$63	$2,861,243	$(1,700,851)	$(3,335)	$(12,000)	$1,145,120
Net loss	—	—	—	—	—	(195,234)	—	—	(195,234)
Issuance of preferred stock	750	747,481	—	—	—	—	—	—	—
Issuance of common stock	—	—	370	—	257	—	—	—	257
Share-based compensation	—	—	—	—	32,921	—	—	—	32,921
Other comprehensive loss	—	—	—	—	—	—	(26,340)	—	(26,340)
Balance at March 31, 2022	750	$747,481	628,993	$63	$2,894,421	$(1,896,085)	$(29,675)	$(12,000)	$956,724
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2021	Shares	Amount	Shares	Amount
Balance at January 1, 2021	164,245	$1,681,015	137,663	$14	$9,877	$(515,989)	$2,426	$—	$(503,672)
Net loss	—	—	—	—	—	(25,162)	—	—	(25,162)
Issuance of preferred stock	1,420	55,137	—	—	—	—	—	—	—
Issuance of common stock	—	—	4,661	—	4,893	—	—	—	4,893
Share-based compensation	—	—	—	—	5,176	—	—	—	5,176
Other comprehensive loss	—	—	—	—	—	—	(1,042)	—	(1,042)
Balance at March 31, 2021	165,665	$1,736,152	142,324	$14	$19,946	$(541,151)	$1,384	$—	$(519,807)
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(180,629)	$(25,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,041	4,581
Impairment of intangible assets	6,720	—
Share-based compensation	32,921	5,176
Deferred income taxes	717	1,166
Unrealized loss on equity securities	40,968	—
Other, net	2,378	2,694
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(29,221)	(23,188)
Direct contracting performance year receivable	(638,641)	—
Other assets	(22,270)	(15,707)
Medical cost payable	337,180	225,814
Risk adjustment payable	354,276	137,215
Accounts payable and other liabilities	52,182	30,096
Unearned revenue	(18,402)	918
Direct contracting performance year obligation	533,537	—
Net cash provided by operating activities	484,757	343,603
Cash flows from investing activities:
Purchases of investments	(782,091)	(298,957)
Proceeds from sales, paydown, and maturities of investments	154,765	265,521
Purchases of property and equipment	(5,491)	(4,215)
Business acquisitions, net of cash acquired	(310)	(18,624)
Net cash used in investing activities	(633,127)	(56,275)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	747,481	—
Proceeds from issuance of common stock	257	4,893
Proceeds from short-term borrowings	—	200,000
Repayments of short-term borrowings	(155,000)	—
Payments for debt issuance costs	—	(3,391)
Payments for IPO offering costs	—	(1,268)
Net cash provided by financing activities	592,738	200,234
Net increase in cash and cash equivalents	444,368	487,562
Cash and cash equivalents – beginning of year	1,061,179	488,371
Cash and cash equivalents – end of period	$1,505,547	$975,933
Supplemental disclosures of cash flow information:
Changes in unrealized (loss) gain on available-for-sale securities in OCI	$(26,340)	$(1,042)
Cash paid for interest	1,168	244
Supplemental schedule of non-cash activities:
Redeemable convertible preferred stock issued for acquisitions	$—	$32,982
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization: Bright Health Group, Inc. and subsidiaries (collectively, “Bright Health,” “we,” “our,” “us,” or the “Company”) was founded in 2015 to transform healthcare. Our mission of Making Healthcare Right. Together. is built upon the belief that by aligning the best local resources in healthcare delivery with the financing of care we can drive a superior consumer experience, optimize clinical outcomes, reduce systemic waste, and lower costs. We are a healthcare company building a national Integrated System of Care in close partnership with our Care Partners. Our differentiated approach is built on alignment, focused on the consumer, and powered by technology. We have two market facing businesses: NeueHealth and Bright HealthCare. NeueHealth provides care delivery and value-based enablement services through our owned and affiliated clinics. Bright HealthCare offers Commercial and Medicare health plan products across the nation.

Beginning January 1, 2022, two Direct Contracting Entities (“DCEs”) aligned with our NeueHealth segment began participating in the Centers for Medicare and Medicaid Services' (“CMS”) Global and Professional Direct Contracting model (“DC Model”). Both DCEs assume full risk for the total cost of care of aligned beneficiaries.

In April 2022, we announced that Bright HealthCare will be exiting the Commercial marketplace in six states for the 2023 plan year: Illinois, New Mexico, Oklahoma, South Carolina, Utah, and Virginia, as well as discontinuing our employer group business.

Basis of Presentation: The condensed consolidated financial statements include the accounts of Bright Health Group, Inc. and all subsidiaries and controlled companies. All intercompany balances and transactions are eliminated upon consolidation. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our audited consolidated financial statements, unless the information contained in those disclosures materially changed or is required by GAAP. As such, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021 included in our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for fair presentation of the interim financial statements.

Use of Estimates: The preparation of our condensed consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Our most significant estimates include medical costs payable, risk adjustment revenue and associated payables and receivables, premium deficiency reserve, Direct Contracting performance year receivable and obligation, and valuation and impairment of goodwill and other intangible assets. Actual results could differ from these estimates.

Performance Guarantees: Through our participation in the DC Model, we determined that our arrangements with the providers of our DCE beneficiaries require us to guarantee their performance to CMS. We recognized our obligation to guarantee their performance for the duration of the performance year on the Condensed Consolidated Balance Sheets. As we fulfill our obligation we ratably amortize the guarantee for the amount that represents the completed portion of the performance obligation as direct contracting revenue on the Condensed Consolidated Statements of Income (Loss). Direct contracting revenue is derived from the estimated annual sum of the capitation payments made to the DCEs for services within the scope of the capitation arrangement with CMS and fee-for-service (“FFS”) payments from CMS made directly to third-party providers for our aligned beneficiaries. For each performance year, the final consideration due to the DCEs by CMS (shared savings) or the consideration due to CMS by the DCEs (shared loss) is reconciled in the year following the performance year. Periodically during the performance year, CMS will measure the shared savings or loss and adjust the performance benchmark and thus the remaining performance obligation if we are in a probable shared loss position.

Net loss per share: Prior to 2022, basic net loss per share attributable to common stockholders was computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net losses attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. Beginning in 2022, we also include our Series A Convertible Perpetual Preferred Stock (“Series A Preferred Stock”) issued in January 2022 as a participating security in the computation of net loss per share pursuant to the two-class method. The two-class method of calculating net income (loss) per share is an allocation method that calculates earnings per share for common stock and participating securities. Under the two-class method, total dividends due to the holders of the Series A Preferred Stock and undistributed earnings allocated to participating securities are subtracted from net income (loss) in determining net income (loss) attributable to common stockholders.

Operating Costs: Our operating costs, by functional classification for the three months ended March 31, 2022 and 2021, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Compensation and fringe benefits	$132,067	$57,026
Professional fees	66,811	39,463
Marketing and selling expenses	91,807	50,205
Premium taxes and fees	69,781	37,731
General and administrative expenses	40,710	14,440
Other operating expenses	17,742	9,375
Total operating costs	$418,918	$208,240

Recently Issued and Adopted Accounting Pronouncements: In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. We adopted ASU 2020-06 on January 1, 2022. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

There were no other accounting pronouncements that were recently issued and not yet adopted or adopted since our audited consolidated financial statements were issued that had, or are expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

NOTE 2. BUSINESS COMBINATIONS

Centrum Acquisition: On July 1, 2021, we acquired 75% of the outstanding equity interests of Centrum Medical Holdings, LLC (“Centrum”) for cash consideration of $222.4 million and $75.0 million of common stock, for total purchase consideration of $296.2 million, net of $1.2 million of cash acquired. Centrum is a value-based primary care focused, multi-specialty medical group based in Florida. Centrum operates health centers in Florida, Texas and North Carolina serving Commercial, Medicare, and Medicaid consumers across multiple payors. Centrum is included in our NeueHealth reportable segment.

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

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the Centrum acquisition (in thousands):

Accounts receivable	$1,874
Prepaids and other current assets	627
Property and equipment	2,557
Intangible assets	102,370
Other assets	8,917
Total assets	116,345
Medical payables	19
Accounts payable	359
Other current liabilities	861
Other liabilities	11,636
Total liabilities	12,875
Net identified assets acquired	103,470
Goodwill	275,066
Redeemable noncontrolling interest	(82,310)
Total purchase consideration, net of cash acquired	$296,226

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

The acquisition of Centrum would not have had a material impact on our revenue or net loss had it been included in the consolidated results of the Company for the three months ended March 31, 2021.

Central Health Plan Acquisition: On April 1, 2021, we acquired all of the outstanding shares of Central Health Plan of California, Inc. (“CHP”) for cash consideration of $276.0 million and $79.8 million in Series E preferred stock and $13.9 million of working capital adjustments, for total purchase consideration of $285.6 million, net of $84.1 million of cash acquired. All outstanding shares of Series E preferred stock were converted into shares of common stock automatically immediately prior to the closing of our initial public offering on June 28, 2021. CHP is an insurance provider of Medicare Advantage (“MA”) Health Maintenance Organization (“HMO”) services. CHP is included in our Bright HealthCare reportable segment.

The total purchase consideration for the CHP acquisition is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired is recorded as goodwill. The goodwill for CHP is attributable to synergies from leveraging CHP’s clinical model and California consumer expertise to continue to expand our MA business in the California market. The goodwill is not deductible for tax purposes.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table discloses the preliminary estimated fair values of assets and liabilities acquired by the Company in the CHP acquisition (in thousands):

	Amount Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Accounts receivable	$16,361	$879	$17,240
Short-term investments	19,041	—	19,041
Prepaids and other current assets	25,520	10	25,530
Property and equipment	370	—	370
Intangible assets	102,000	—	102,000
Other assets	—	1,249	1,249
Total assets	163,292	2,138	165,430
Medical costs payable	79,450	(3,807)	75,643
Accounts payable	2,371	—	2,371
Other current liabilities	17,212	(9,228)	7,984
Other liabilities	28,622	(2,347)	26,275
Total liabilities	127,655	(15,382)	112,273
Net identified assets acquired	35,637	17,520	53,157
Goodwill	236,037	(3,595)	232,442
Total purchase consideration, net of cash acquired	$271,674	$13,925	$285,599

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

If CHP had been included in the consolidated results of the Company for the three months ended March 31, 2021 our pro forma revenue would have been $1.0 billion and our pro forma net loss would have been $13.5 million.
True Health New Mexico and Zipnosis Acquisitions: On March 31, 2021 we acquired all of the outstanding equity interests of True Health New Mexico, Inc. (“THNM”) for initial cash consideration of $27.5 million and $8.1 million of favorable risk-based capital adjustments, net of cash acquired of $24.1 million, for total purchase consideration of $(4.7) million. THNM is a physician-led health insurance company offering policies available through the commercial market for individual on- and off-exchange and employer-sponsored health coverage. THNM is included in our Bright HealthCare reportable segment. In addition, on March 31, 2021, we acquired Zipnosis, Inc. (“Zipnosis”), which is a telehealth platform that offers virtual care to health systems around the U.S., for aggregate consideration of $73.0 million, including $55.1 million in Series E preferred stock and adjusted for $0.5 million of tangible net equity adjustments. We acquired $3.2 million of cash as part of the Zipnosis acquisition, for net total purchase consideration of $69.8 million. Zipnosis is included in our NeueHealth reportable segment.

The total purchase consideration for the THNM and Zipnosis acquisitions is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
net assets acquired is recorded as goodwill. The goodwill for THNM is attributable to synergies from leveraging THNM’s strong local clinical model of care and the ability to enter into a new state of strategic interest for future growth and expansion. The goodwill from the Zipnosis acquisition is attributable to benefits from the ability to enhance our proprietary technology platform, DocSquad, and Zipnosis’ attractive virtual care capabilities to enhance Bright Health’s consumer and provider connectivity. The goodwill from the THNM and Zipnosis acquisitions is not deductible for tax purposes.

The following table discloses the fair values of assets and liabilities acquired by the Company in the THNM and Zipnosis acquisitions (in thousands):

	THNM	Zipnosis
Accounts receivable	$714	$1,062
Short-term investments	4,705	—
Prepaids and other current assets	8,337	141
Property and equipment	—	232
Intangible assets	7,300	9,180
Long-term investments	13,644	—
Other non-current assets	1,324	766
Total assets	36,024	11,381
Medical costs payable	12,617	—
Accounts payable	14,663	136
Unearned revenue	3,645	120
Other current liabilities	11,406	665
Other liabilities	2,499	2,730
Total liabilities	44,830	3,651
Net identified assets (liabilities) acquired	(8,806)	7,730
Goodwill	4,148	62,067
Total purchase consideration, net of cash acquired	$(4,658)	$69,797

We recognized measurement period adjustments for THNM for post-close working capital true-ups of a $0.7 million reduction in medical costs payable (from the $13.3 million previously reported) and a $8.7 million increase in other current liabilities (from the $2.7 million previously reported) based on additional information.

Intangible assets initially recognized related to the THNM acquisition consisted of customer relationships with 10- to 14-year useful lives, trade names with a 15-year useful life and the provider network with a 7-year useful life. In the first quarter of 2022, we fully impaired the intangible assets related to THNM as a result of our decision to no longer offer Individual and Family Plan (“IFP”) products in New Mexico for the 2023 plan year and exit the employer business as contracts expire. For the Zipnosis acquisition, our preliminary estimate of intangible assets consists of customer relationships with a 15-year useful life, trade names with a 5-year useful life and developed technology with a 7-year useful life. For these acquisitions the value of the trade names and developed technology was determined using the relief from royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements.

If THNM and Zipnosis had been included in the consolidated results of the Company for the three months ended March 31, 2021 our pro forma revenue would have been $922.5 million and our pro forma net loss would have been $27.1 million.
During the three months ended March 31, 2022, we completed an immaterial business combination which increased goodwill.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3. INVESTMENTS

Fixed Maturity Securities

Available-for-sale securities are reported at fair value as of March 31, 2022 and December 31, 2021. Held-to-maturity securities are reported at amortized cost as of March 31, 2022 and December 31, 2021. The following is a summary of our investment securities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$586,011	$—	$(41)	$585,970
Available for sale:
U.S. government and agency obligations	752,881	69	(7,366)	745,584
Corporate obligations	392,440	56	(15,316)	377,180
State and municipal obligations	18,654	2	(215)	18,441
Certificates of deposit	14,340	—	(2)	14,338
Mortgage-backed securities	126,271	75	(4,564)	121,782
Asset-backed securities	62,104	9	(1,766)	60,347
Other	392	—	(11)	381
Total available-for-sale securities	1,367,082	211	(29,240)	1,338,053
Held to maturity:
U.S. government and agency obligations	7,055	—	—	7,055
Certificates of deposit	1,447	—	—	1,447
Total held-to-maturity securities	8,502	—	—	8,502
Total investments	$1,961,595	$211	$(29,281)	$1,932,525

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$192,623	$—	$—	$192,623
Available for sale:
U.S. government and agency obligations	311,936	259	(2,200)	309,995
Corporate obligations	313,965	326	(1,104)	313,187
State and municipal obligations	16,122	33	(38)	16,117
Certificates of deposit	18,752	—	—	18,752
Mortgage-backed securities	38,558	63	(67)	38,554
Other	42,889	13	(30)	42,872
Total available-for-sale securities	742,222	694	(3,439)	739,477
Held to maturity:
U.S. government and agency obligations	7,739	—	—	7,739
Certificates of deposit	1,447	—	—	1,447
Total held-to-maturity securities	9,186	—	—	9,186
Total investments	$944,031	$694	$(3,439)	$941,286

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of available-for-sale investments, including those that are cash equivalents, with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents	204,916	(41)	—	—	204,916	(41)
U.S. government and agency obligations	715,592	(6,884)	13,148	(482)	728,740	(7,366)
Corporate obligations	358,350	(15,311)	127	(5)	358,477	(15,316)
State and municipal obligations	15,113	(215)	—	—	15,113	(215)
Certificates of deposit	936	(2)	—	—	936	(2)
Mortgage-backed securities	112,180	(4,564)	—	—	112,180	(4,564)
Asset-backed securities	56,979	(1,766)	—	—	56,979	(1,766)
Other	382	(11)	—	—	382	(11)
Total bonds	$1,464,448	$(28,794)	$13,275	$(487)	$1,477,723	$(29,281)

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	286,823	(2,200)	—	—	286,823	(2,200)
Corporate obligations	234,070	(1,104)	—	—	234,070	(1,104)
State and municipal obligations	10,442	(38)	—	—	10,442	(38)
Mortgage-backed securities	32,715	(67)	—	—	32,715	(67)
Other	29,115	(30)	—	—	29,115	(30)
Total bonds	$593,165	$(3,439)	$—	$—	$593,165	$(3,439)

As of March 31, 2022, we had 1,704 investment positions out of 1,976 that were in an unrealized loss position. As of December 31, 2021, we had 1,343 investment positions out of 1,836 that were in an unrealized loss position. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, we evaluate securities for impairment when the fair value of the investment is less than its amortized cost. We evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. As of March 31, 2022, we did not have the intent to sell any of the securities in an unrealized loss position. Therefore, we believe these losses to be temporary.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2022, the maturity of available-for-sale securities, by contractual maturity, reflected at amortized cost and fair value were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$627,728	$626,875
Due after one year through five years	502,915	486,128
Due after five years through 10 years	228,247	217,160
Due after 10 years	8,192	7,890
Total debt securities	$1,367,082	$1,338,053

Investment income in the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2022 and 2021, was $0.9 million, and $1.2 million, respectively, related to our fixed maturity securities. The gross proceeds from the sale of available-for-sale securities for the three months ended March 31, 2022 and 2021 were $127.6 million and $89.8 million, respectively. Realized (losses) gains from our fixed maturity securities of $(1.7) million and $0.1 million are included within total investment income, and reclassified out of accumulated other comprehensive income, for the three months ended March 31, 2022 and 2021, respectively.

Equity Securities

On April 1, 2021 we completed the purchase of 1.6 million shares of equity securities for aggregate cash consideration of $40.1 million. As of March 31, 2022 and December 31, 2021, the equity securities had a carrying value of $79.4 million and $120.4 million, respectively, which is included in short-term investments in the Condensed Consolidated Balance Sheet. We recognized unrealized (losses) gains of $(41.0) million and $4.2 million in investment income (loss) in the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2022 and 2021, respectively.

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument see Note 5 to the audited consolidated financial statements included in our 2021 Form 10-K.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth our fair value measurements as of March 31, 2022 and December 31, 2021, for assets measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$563,876	$21,103	$—	$584,979
Fixed maturity securities, available for sale:
U.S. government and agency obligations	724,519	21,065	—	745,584
Corporate obligations	2,255	374,925	—	377,180
State and municipal obligations	—	18,441	—	18,441
Certificates of deposit	—	14,338	—	14,338
Mortgage-backed securities	—	121,782	—	121,782
Asset-backed securities	—	60,347		60,347
Other	—	381	—	381
Total fixed maturity securities, available for sale:	726,774	611,279	—	1,338,053
Equity securities	79,396	—	—	79,396
Total assets at fair value	$1,370,046	$632,382	$—	$2,002,428
Liabilities
Contingent consideration	$—	$—	$1,495	$1,495

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$192,063	$250	$—	$192,313
Fixed maturity securities, available for sale:
U.S. government and agency obligations	220,801	89,194	—	309,995
Corporate obligations	2,323	310,864	—	313,187
State and municipal obligations	—	16,117	—	16,117
Certificates of deposit	—	18,752	—	18,752
Mortgage-backed securities	2,404	36,150	—	38,554
Other	—	42,872	—	42,872
Total fixed maturity securities, available for sale:	225,528	513,949	—	739,477
Equity securities	120,364	—	—	120,364
Total assets at fair value	$537,955	$514,199	$—	$1,052,154
Liabilities
Contingent consideration	$—	$—	$1,495	$1,495

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth the Company’s fair value measurements as of March 31, 2022 and December 31, 2021, for certain financial instruments not measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$991	$—	$—	$991
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	7,055	—	—	7,055
Certificates of deposit	—	1,447	—	1,447
Total held to maturity	$8,046	$1,447	$—	$9,493

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$310	$—	$—	$310
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	7,732	—	—	7,732
Certificates of deposit	—	1,447	—	1,447
Total held to maturity	$8,042	$1,447	$—	$9,489
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The contingent consideration liability related to the acquisition of AssociatesMD Medical Group, Inc. is measured using Level 3 inputs based on a formulaic multiple of forecasted 2023 EBITDA per the terms of the purchase agreement discounted back to net present value. The following table presents the changes in fair value of the contingent consideration liability for the three months ended March 31, 2022 and year ended December 31, 2021 (in thousands):

	2022	2021
Balance at beginning of period	$1,495	$5,716
Change in fair value of contingent consideration	—	(4,221)
Balance at end of period	$1,495	$1,495
The carrying amounts reported on the Condensed Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value due to their short-term nature. These assets and liabilities are not included in the tables above.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	Bright HealthCare		NeueHealth
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Balance at December 31, 2021	$432,858	$—	$402,282	$—
Acquisitions	—	—	310	—
Purchase adjustments	—	—	—	—
Balance at March 31, 2022	$432,858	$—	$402,592	$—

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$206,321	$26,632	$209,421	$21,728
Trade names	96,041	8,205	99,241	6,738
Reacquired contract	59,000	9,833	59,000	6,556
Developed technology	6,300	900	6,300	675
Other	5,400	875	6,400	805
Total	$373,062	$46,445	$380,362	$36,502
We recognized $6.7 million of impairment expense on the intangible assets related to our THNM acquisition in operating costs in the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2022. See Note 2 Business Combinations, for additional information on this impairment. There was no impairment expense for the three months ended March 31, 2021.

Amortization expense relating to intangible assets for the three months ended March 31, 2022 and 2021 was $10.5 million and $3.7 million, respectively. Estimated amortization expense relating to intangible assets for the remainder of 2022 and for each of the next five full years ending December 31 is as follows (in thousands):

2022 (April-December)	$31,120
2023	41,471
2024	41,332
2025	41,332
2026	28,104
2027	28,065

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6. MEDICAL COSTS PAYABLE
The following table shows the components of the change in medical costs payable for the three months ended March 31 (in thousands):

	2022	2021
Medical costs payable - January 1	$817,975	$249,777
Incurred related to:
Current year	1,576,725	689,572
Prior year	5,218	(3,076)
Total incurred	1,581,943	686,496
Paid related to:
Current year	710,804	307,442
Prior year	533,959	153,240
Total paid	1,244,763	460,682

Acquired claims liabilities	—	13,268
Medical costs payable - March 31	$1,155,155	$488,859
Medical costs payable attributable to prior years increased by $5.2 million and decreased by $3.1 million for the three months ended March 31, 2022 and 2021, respectively. Medical costs payable estimates are adjusted as additional information becomes known regarding claims; there were no significant changes to estimation methodologies during the periods.
The table below details the components making up the medical costs payable as of March 31 (in thousands):

	March 31,
	2022	2021
Claims unpaid	$102,293	$19,652
Provider incentive payable	45,805	36,592
Claims adjustment expense liability	15,479	5,038
Incurred but not reported	991,578	427,577
Total medical costs payable	$1,155,155	$488,859
Medical costs payable are primarily related to the current year. The Company has recorded claims adjustment expense as a component of operating costs in the Condensed Consolidated Statements of Income (Loss).

NOTE 7. SHORT-TERM BORROWINGS

We have a $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”), which matures on February 28, 2024. During the three months ended March 31, 2022, we repaid the $155.0 million outstanding under the Credit Agreement as of December 31, 2021. As of March 31, 2022, we had no short-term borrowings under the Credit Agreement.

The Credit Agreement contains a covenant that requires the Company to maintain a total debt to capitalization ratio of 0.25 to 1.00. The Credit Agreement also contains a covenant that require us to maintain a minimum liquidity of $150.0 million. We were in compliance with our debt covenants as of March 31, 2022.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. There are 73.4 million shares of common stock authorized for issuance under the 2021 Incentive Plan. As of March 31, 2022, a total of 14.7 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

We recognized share-based compensation expense of $32.9 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

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

The calculated value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted-average assumptions for options granted during the three months ended March 31, 2022:

2022
Risk-free interest rate	1.7%
Expected volatility	55.0%
Expected dividend rate	0.0%
Forfeiture rate	10.0%
Expected life in years	6.0

Risk-free interest rates are based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of our publicly traded industry peers and the implied volatility from exchange-traded options on the Company’s common stock. We use historical data to estimate option forfeitures within the valuation model. The expected lives of options granted represent the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The activity for stock options for the three months ended March 31, 2022 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	69,244	$1.84	8.2	$113,908
Granted	6,896	1.79
Exercised	(338)	0.76
Forfeited	(2,416)	2.24
Expired	(412)	2.22
Outstanding at March 31, 2022	72,974	$1.83	7.8	$22,419

We recognized share-based compensation expense related to stock options of $18.3 million for the three months ended March 31, 2022, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 was $0.94 per share. At March 31, 2022, there was $124.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the three months ended March 31, 2022 (in thousands, except weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2021	15,651	$3.98
Granted	23,154	1.79
Vested	(36)	8.95
Forfeited	(1,977)	3.64
Unvested RSUs at March 31, 2022	36,792	$2.61

We recognized share-based compensation expense related to RSUs of $4.4 million for the three months ended March 31, 2022, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of March 31, 2022, there was $72.8 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 2.8 years.

Performance-based Restricted Stock Units (“PSUs”)

In connection with our IPO, our Board of Directors approved the grant of PSUs to members of our executive leadership team. The grant encompasses a total of 14.7 million PSUs, separated into four equal tranches, each of which are eligible to vest based on the achievement of predetermined stock price goals and a minimum service period of 3 years. The fair value of the PSUs was determined using a Monte-Carlo simulation.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes PSU award activity for the three months ended March 31, 2022 (in thousands, except weighted average grant date fair value):

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2021	14,700	$9.30
Granted	—	—
Forfeited	—	—
Unvested PSUs at March 31, 2022	14,700	$9.30
We recognized share-based compensation expense related to PSUs of $10.3 million for the three months ended March 31, 2022, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At March 31, 2022, there was $91.1 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On December 6, 2021, we entered into an investment agreement with certain subsidiaries of Cigna Corporation and certain affiliates of New Enterprise Associates (collectively, the “Purchasers”) relating to the issuance of 750,000 shares of Series A Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $750.0 million, or $1,000 per share (the “Issuance”). The close of the Issuance occurred on January 3, 2022 (the “Closing Date”).

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $8.9 million as of March 31, 2022.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $4.55 per share) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after the third anniversary of the Closing Date, if the closing price per share of Common Stock on the New York Stock Exchange was greater than $7.96 for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

Under the Certificate of Designations, holders of the Series A Preferred Stock are entitled to vote with the holders of the common stock on an as‑converted basis, solely with respect to (i) a change of control transaction (to the extent such change of control transaction is submitted to a vote of the holders of the common stock) or (ii) the issuance of capital stock by the Company in connection with an acquisition by the Company (to the extent such issuance is submitted to a vote of the holders of the common stock), subject to certain restrictions. Holders of the Series A Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series A Preferred Stock, authorizations or issuances by the Company of securities that are senior to the Series A Preferred

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock, increases or decreases in the number of authorized shares of Preferred Stock, and issuances of shares of the Series A Preferred Stock after the Closing Date.

At any time following the fifth anniversary of the original issuance date, the Company may redeem all of the Series A Preferred Stock for a per share amount in cash equal to: (i) the sum of (A) the liquidation preference (reflecting increases for compounded dividends) thereof plus (B) all accrued dividends as of the applicable redemption date, multiplied by (ii) (A) 105% if the redemption occurs at any time prior to the seventh anniversary of the Closing Date and (B) 100% if the redemption occurs at any time on or after the seventh anniversary of the Closing Date. Upon certain change of control events involving the Company, the holders of the Series A Preferred Stock may, at such holder’s election, convert their shares of Series A Preferred Stock into common stock at the then‑current conversion price or require the Company to purchase all or a portion of such holder’s shares of Preferred Stock that have not been so converted at a purchase price per share of Preferred Stock, payable in cash, equal to the greater of (I) (A) if the change of control effective date occurs at any time prior to the seventh anniversary of the Closing Date, the product of 105% multiplied by the sum of (x) the liquidation preference of such share of Series A Preferred Stock (reflecting increases for compounded dividends) plus (y) the accrued dividends in respect of such share of Series A Preferred Stock as of the change of control purchase date and (B) if the change of control effective date occurs on or after the seventh anniversary of the Closing Date, the sum of (x) the liquidation preference (reflecting increases for compounded dividends) of such share of Series A Preferred Stock plus (y) the accrued dividends in respect of such share of Series A Preferred Stock as of the change of control purchase date and (II) the consideration that would have been payable in connection with such change of control if such share of Series A Preferred Stock had been converted into Common Stock immediately prior to the change of control.

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and have therefore classified the Series A Preferred Stock outside of shareholders’ equity on the Condensed Consolidated Balance Sheet because the shares contain liquidation features that are not solely within the Company's control. The Series A Preferred Stock was recorded at its fair value on the date of issuance net of $2.5 million of issuance costs. The Company has elected not to adjust the carrying value of the Series A Preferred Stock to the liquidation preference of such shares because of the uncertainty of whether or when such an event would occur. Subsequent adjustments to increase the carrying value to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur.

NOTE 10. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Bright Health Group, Inc. common shareholders	$(204,172)	$(25,162)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	628,765	140,175
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.18)

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock (as converted to common stock)	166,852	421,697
Stock options to purchase common stock	72,974	76,913
Restricted stock units	36,792	—
Total	276,618	498,610

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal proceedings: In the normal course of business, we could be involved in various legal proceedings such as, but not limited to, the following: lawsuits alleging negligence in care or general liability, violation of regulatory bodies’ rules and regulations, or violation of federal and/or state laws.

On January 6, 2022, a putative securities class action lawsuit was filed against us and certain of our officers and directors in the Eastern District of New York. The case is captioned Marquez v. Bright Health Group, Inc. et al., 1:22-cv-00101 (E.D.N.Y.). The lawsuit alleges, among other things, that we made materially false and misleading statements regarding our business, operations, and compliance policies, which in turn adversely affected our stock price. No specific amounts of damages have been alleged in the putative securities class action lawsuit. We expect an amended complaint will be filed later this year in this action. Such amended complaint could assert additional or broader claims than the current complaint. We intend to vigorously defend this action; but there can be no assurance that we will be successful in any defense. Based on our assessment of the facts underlying the claims and the degree to which we intend to defend our company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated. At March 31, 2022 and December 31, 2021, there were no material known contingent liabilities.

Other commitments: As of March 31, 2022, we have $46.1 million outstanding, undrawn letters of credit under the Credit Agreement.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 12. SEGMENTS AND GEOGRAPHIC INFORMATION

Our two reportable segments are Bright HealthCare and NeueHealth.

The following tables present the reportable segment financial information for the three months ended March 31, 2022 and 2021 (in thousands):

Three Months Ended March 31, 2022	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$1,593,501	$86,949	$—	$1,680,450
Direct contracting revenue	—	182,797	—	182,797
Service revenue	36	12,392	—	12,428
Investment income	868	(40,968)	—	(40,100)
Total unaffiliated revenue	1,594,405	241,170	—	1,835,575
Affiliated revenue	—	379,782	(379,782)	—
Total segment revenue	1,594,405	620,952	(379,782)	1,835,575
Operating income (loss)	(107,022)	(69,958)	—	(176,980)

Depreciation and amortization	$6,039	$7,002	$—	$13,041

Three Months Ended March 31, 2021	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$841,925	$18,706	$—	$860,631
Direct contracting revenue	—	—	—	—
Service revenue	—	8,438	—	8,438
Investment income	1,246	4,243	—	5,489
Total unaffiliated revenue	843,171	31,387	—	874,558
Affiliated revenue	—	17,152	(17,152)	—
Total segment revenue	843,171	48,539	(17,152)	874,558
Operating income (loss)	(24,215)	1,382	—	(22,833)

Depreciation and amortization	$2,357	$2,224	$—	$4,581
As a percentage of our total consolidated revenue, premium revenues and direct contracting revenues from CMS were 33% and 25% for the three months ended March 31, 2022 and 2021, respectively, which are included in premium revenue of our Bright HealthCare segment and direct contracting revenue of our NeueHealth segment. For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. We do not include asset information by reportable segment in the reporting provided to the chief operating decision maker.

NOTE 13. INCOME TAXES

Income tax expense was $3.2 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three months ended March 31, 2022, the expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. For the three months ended March 31, 2021, the expense largely relates to adjustments to the valuation allowance for federal and state deferred tax assets, as well as the effect of deferred taxes recorded as part of business combination accounting for the Universal Care, Inc. (d.b.a. Brand New Day) and THNM acquisitions.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended March 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2022 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NOTE 14. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests in our subsidiaries whose redemption is outside of our control are classified as temporary equity. The following table provides details of our redeemable noncontrolling interest activity for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$128,407	$39,600
Earnings attributable to noncontrolling interest	(2,681)	288
Measurement adjustment	17,285	329
Balance at end of period	$143,011	$40,217

NOTE 15. DIRECT CONTRACTING

Beginning January 1, 2022, we began participating in CMS’ DC Model with two DCEs participating through the global risk arrangement and assuming full risk for the total cost of care of aligned beneficiaries. As part of our participation in the DC Model, we are guaranteeing the performance of our care network of participating and preferred providers. The intention of the DC Model is to enhance the quality of care for Medicare FFS beneficiaries while reducing the administrative burden, supporting a focus on complex, chronically ill patients, and encouraging physician organizations that have not typically participated in Medicare FFS programs to serve Medicare FFS beneficiaries.

Key components of the financial agreement for the DC Model include:

•Performance Year Benchmark: The target amount for Medicare expenditures on covered services (Medicare Part A and B) furnished to a DCE’s aligned beneficiaries during a performance year. The Performance Year Benchmark will be compared to the DCE’s performance year expenditures. This comparison will be used to calculate shared savings and shared losses. The Performance Year Benchmark is established at the beginning of the performance year utilizing prospective trend estimates and is subject to retrospective trend adjustments, if warranted, before the Financial Reconciliation.

•Risk-Sharing Arrangements: Used in determining the percent of savings and losses that DCEs are eligible to receive as shared savings or may be required to repay as shared losses.

•Financial Reconciliation: The process by which CMS determines shared savings or shared losses by comparing the calculated total benchmark expenditure for a given DCE’s aligned population to the actual expenditures of that DCE’s aligned beneficiaries over the course of a performance year that includes various risk-mitigation options such as stop-loss reinsurance and risk corridors.

•Risk-Mitigation Options: Both DCEs elected to participate in a “stop-loss arrangement” for the current performance year offered by CMS. The “stop-loss arrangement” is designed to reduce the financial uncertainty associated with high-cost expenditures of individual beneficiaries. Additionally, CMS has created a mandatory risk corridor program that allocates the DCE’s shared savings and losses in bands of percentage thresholds, after a deviation of greater than 25.0% of the Performance Year Benchmark.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance Guarantees

Through our participation in the DC Model, we determined that our arrangements with the providers of our DCE beneficiaries require us to guarantee their performance to CMS. At the beginning of the performance year, we recognized the Direct Contracting performance year obligation and receivable for the duration of the performance year. This receivable and obligation were measured at an amount equivalent to the Performance Year Benchmark per CMS that is representative of the expected Medicare expenditures for beneficiaries aligned to our DCEs. As we fulfill our obligation, we amortize the guarantee on a straight-line basis for the amount that represents the completed portion of the performance obligation. The receivable is amortized as we receive payment from CMS or receive CMS reporting detailing out-of-network claims paid by CMS on behalf of our aligned beneficiaries. At the end of each reporting period, we estimate out-of-network claims incurred by beneficiaries aligned to our DCEs but not yet reported and record a reserve for the estimated amount which is included in medical costs payable on the Condensed Consolidated Balance Sheets. For each performance year, the final consideration due to the DCEs by CMS (shared savings) or the consideration due to CMS by the DCEs (shared loss) is reconciled in the year following the performance year. Periodically during the performance year, CMS will measure the shared savings or loss and adjust the performance benchmark and thus the remaining performance obligation if we are in a probable shared loss position. The performance year benchmark is our best estimate of our obligation as we are unable to estimate the potential shared savings or loss due to the “stop-loss arrangement”, risk corridor components of the agreement, and a number of variables including but not limited to risk ratings and benchmark trends that could have an inestimable impact on estimated future payments.

There were no financial statement impacts of the performance guarantee at March 31, 2021 or for the three-month period then ended. The tables below include the financial statement impacts of the performance guarantee at March 31, 2022 and for the three-month period then ended (in thousands):

March 31, 2022
Direct contracting performance year receivable (1)	$638,641
Direct contracting performance year obligation(2)	533,537

(1)     We estimate there to be $115.1 million in out-of-network claims incurred by beneficiaries aligned to our DCE but not reported as of March 31, 2022; this is included in medical costs payable on the Condensed Consolidated Balance Sheets.
(2)    This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

Three Months Ended March 31, 2022
Amortization of Direct contracting performance year receivable	$75,127
Amortization of Direct contracting performance year obligation	182,797
Direct contracting revenue	182,797

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and the “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and Bright Health Group, Inc.’s audited consolidated financial statements and the accompanying notes as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K. Unless the context otherwise indicates or requires, the terms “we”, “our”, and the “Company” as used herein refer to Bright Health Group, Inc. and its consolidated subsidiaries.

Business Overview

Bright Health Group was founded in 2015 to transform healthcare. Our mission of Making Healthcare Right. Together. is built upon the belief that by aligning the best local resources in healthcare delivery with the financing of care we can drive a superior consumer experience, optimize clinical outcomes, reduce systemic waste, and lower costs. We are a healthcare company building a national Integrated System of Care in close partnership with our Care Partners. Our differentiated approach is built on alignment, focused on the consumer, and powered by technology. Bright Health Group consists of two reportable segments: NeueHealth and Bright HealthCare:

NeueHealth. Our healthcare enablement and technology business, NeueHealth, is developing the next generation, integrated healthcare system. NeueHealth significantly reduces the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of March 2022, NeueHealth delivers high-quality virtual and in-person clinical care through our 75 owned primary care clinics within its integrated care delivery system. Through those risk-bearing clinics, NeueHealth maintains over 570,000 unique patient relationships as of March 31, 2022, over 530,000 of which are served through value-based arrangements, across multiple payors.

Bright HealthCare. Our healthcare financing and distribution business, Bright HealthCare, delivers simple, personal, and affordable solutions to integrate the consumer into Bright Health’s alignment model. Bright HealthCare currently aggregates and delivers healthcare benefits to over 1.1 million consumers through its various offerings, serving consumers across multiple product lines in 17 states. Bright HealthCare’s customers include commercial health plans across 16 states, which serve over 1.0 million individuals, as well as MA products in 6 states, which serve over 120,000 lives and generally focus on higher risk, special needs populations.

COVID-19 Update

The ongoing COVID-19 pandemic, including its effect on the macroeconomic environment, and the response of local, state, and federal governments to contain and manage the virus, continues to impact our business. The emergence of COVID-19 variants in the United States and abroad continues to prolong the risk of additional surges of the virus. In addition, some individuals have delayed or are not seeking routine medical care to avoid COVID-19 exposure. These and other responses to the COVID-19 pandemic have meant that our Medical Cost Ratio (“MCR”) may be subject to additional uncertainty as certain segments of the economy and workforce come back on line, members resume care that may have been foregone, and the broader population becomes vaccinated.

For the three months ended March 31, 2022 and 2021, the impact of COVID-19 increased our MCR by 310 basis points and 410 basis points, respectively, reflecting an increase in medical costs of $58.4 million and $34.8 million, respectively.

Overall measures to contain the ongoing COVID-19 outbreak may remain in place for a significant period of time, as certain geographic regions have experienced a resurgence of COVID-19 infections and new strains of COVID-19 that appear to be more transmissible have emerged. Although the number of people who have been vaccinated has been increasing, the duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depends on factors beyond our knowledge and control.

Business Update

Our mission – Making Healthcare Right. Together. – is built on the belief that by connecting and aligning the best local resources in healthcare delivery with the financing of care, we can deliver better outcomes at a lower cost for all consumers.

We had a strong start to the year and continued to deliver substantial growth. We have reached significant scale and are maturing as a business; 2022 will be focused on optimizing the Company and executing on our strategic initiatives. We have made investments to position Bright HealthCare as a differentiated competitor in states with significant addressable markets in both the Commercial marketplace and in Medicare Advantage, as well as establishing our NeueHealth care delivery business.

We expect the next phase of our growth to be more capital efficient, as we focus on performance within our markets and expanding our NeueHealth business. Our underlying capabilities are maturing and improving, and we continue to drive down operating costs and leverage our technology investments to enhance our performance.

We believe we are well positioned in 2022, with key tailwinds and strategic actions supporting better performance. Bright HealthCare now serves over 1.1 million consumers and NeueHealth has reached approximately 530,000 lives served under value-based contracts. We have scale in major markets, including Florida, Texas, North Carolina, and California. The percentage of our Commercial membership that was new to us in 2022 was consistent with our expectations at 56.1%, meaningfully lower than 2021 due to strong renewal rates and lower overall impact from new market entries. Bright HealthCare’s Medicare Advantage business produced year over year growth, both organic and through acquisition, now serving over 120,000 consumers. We are making improvements in our operations including significantly reducing our claims backlog, successfully implementing our new technology platforms, and demonstrating NeueHealth’s differentiation to our Bright HealthCare business while it is also becoming a meaningful contributor to our overall results.

We have made meaningful progress on the following specific actions to drive improved year-over-year results:

1.Net Pricing Action in Core Markets: We took pricing actions for the majority of our membership in legacy Commercial markets, in excess of underlying medical cost trends, to support our objective to improve profitability. We expect net pricing in both Commercial and Medicare Advantage to remain an important lever in 2023 as we continue on our path to profitability.

2.Unit Cost Reductions and Medical Cost Management Initiatives: We are improving our unit cost and executing on medical management opportunities that we identified in 2021 as areas for improvement. We are focused on specific initiatives in contracting, out of network rates, specialty provider networks, and more closely managing high-cost cases. We believe we will deliver on the expected medical cost improvement to our year-over-year improvement in Adjusted EBITDA.

3.Risk Adjustment Actions: Our high-performing local Care Partner networks were better prepared in 2022 for our strong growth, which allowed us to attribute members to owned and affiliated physicians much faster, including in Florida and new markets such as Texas. This has enabled our owned and affiliated physicians to engage with their members earlier in the year. That early engagement, combined with higher renewed membership, and the significant investments we made in data and operational capabilities, helps ensure we are accurately capturing the risk of the population we serve.

4.Claims and Clinical Platform Stabilization: We launched all of our new market membership on our new claims administration platform in January 2022. The new claims platform is performing well and covers nearly one third of our Commercial membership. We also added resources to our legacy outsourced claims platform, and we are seeing improvements in the performance of that system. We continue to expect that we will transition the remainder of our Commercial members to the new claims management platform in January 2023. Our proprietary clinical system, Panorama, is also delivering significant benefits to our performance this year. All of our legacy Commercial markets are currently on Panorama, and we expect to have all of our Commercial membership on Panorama by 2023.

5.We are Addressing Talent and Cost Structure: We remain disciplined on our expenses, as we continue to focus on productivity gains and operating expense leverage, while also adding selectively to our team to support growth and enhance our operational performance.

We will continue to focus on markets where our Fully Aligned Care Model can deliver differentiated results, where we can get to sufficient scale, and where we believe we can deliver on our financial targets. We are focusing our Commercial business to offer Individual and Family Plans in 10 states where we believe we can drive differentiated value through our Fully Aligned Care Model. We believe these decisions place us in the best position to achieve long-term success for our members and Care Partners. These states have a substantial addressable market at approximately 50% of the Commercial Marketplace consumers. We have meaningful scale in Florida, Texas, and North Carolina, and growth opportunities with strong Care Partner relationships in the other seven states. Optimizing our footprint supports our strategy for profitable, capital efficient growth on our path to improved performance in 2023 and our target for Enterprise Adjusted EBITDA breakeven in 2024.

Bright HealthCare will be exiting the Commercial marketplace in six states for the 2023 plan year: Illinois, New Mexico, Oklahoma, South Carolina, Utah, and Virginia, as well as discontinuing our employer group business. The markets we are exiting represent approximately 8% of total Bright HealthCare membership, and they are forecast to contribute approximately 5% of our 2022 consolidated revenue and would have an immaterial impact on revenue in 2023 and beyond.

We expect modest 2022 cost savings associated with reduced spending in the markets we are exiting, and we also expect a benefit to our capital position as we will not need to add growth capital to the markets we are exiting. Over time we also expect to have the opportunity to recover or redirect the excess statutory capital currently invested in these states after we resolve all medical claims.

We believe we will continue to grow as we deepen our presence in Bright HealthCare’s 2023 Commercial marketplace states, and as we build on our 120,000 member Medicare Advantage business. We will also continue to grow the NeueHealth care delivery and provider enablement business, including deeper penetration in the Bright HealthCare business and expanding NeueHealth’s external payor relationships. We have built a differentiated Fully Aligned Care Model and our market decisions for 2023 are focused on optimizing this model to deliver the best healthcare experience for consumers and for the long-term success of our business.

Key Metrics and Non-GAAP Financial Measures
In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table provides the approximate consumers and patients served as of March 31, 2022 and 2021.

	As of March 31,
	2022	2021
Bright HealthCare Consumers Served
Commercial(1)	1,040,000	480,000
Medicare Advantage	120,000	60,000

NeueHealth Patients
Value-based Care Patient Lives	530,000	30,000
(1) Commercial plans include IFP and employer plans.
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

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net Loss	$(180,629)	(24,545)
Adjusted EBITDA(1)	$(74,830)	(13,827)

(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding interest expense, income taxes, depreciation and amortization, adjusted for the impact of acquisition and financing-related transaction costs, share-based compensation, changes in the fair value of contingent consideration, changes in the fair value of equity securities, contract termination costs and restructuring costs. Adjusted EBITDA has been presented in this Quarterly Report as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net loss	$(180,629)	$(24,545)
Interest expense	1,193	546
Income tax expense (benefit)	3,240	1,166
Depreciation and amortization	13,041	4,581
Impairment of intangible assets	6,720	—
Transaction costs (a)	111	2,020
Share-based compensation expense (b)	32,921	5,176
Change in fair value of equity securities (c)	40,968	(4,243)
Change in fair value of contingent consideration (d)	—	1,472
Contract termination costs (e)	741	—
Restructuring costs (f)	6,864	—
Adjusted EBITDA	$(74,830)	$(13,827)

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
(c)Beginning in 2022, Adjusted EBITDA excludes the impact of changes in unrealized gains and losses on equity securities. The comparable period in 2021 has been recast to exclude changes in unrealized gains and losses on equity securities.
(d)Represents the non-cash change in fair value of contingent consideration from business combinations, which is remeasured at fair value each reporting period.
(e)Represents amounts paid for early termination of existing vendor contracts.
(f)Restructuring costs represents severance costs as part of a workforce reduction in 2022.

Acquisitions

Effective March 31, 2021, we acquired THNM, which offers policies available through the commercial market for individual on- and off-exchange and employer-sponsored health coverage. In addition, we acquired Zipnosis on March 31, 2021, which is a telehealth platform that offers virtual care to health systems around the U.S. This NeueHealth acquisition was completed to enhance our proprietary technology platform, DocSquad, and our consumer and provider connectivity with Zipnosis’ virtual care capabilities.

Effective April 1, 2021, we acquired CHP, an insurance provider of MA HMO services. This Bright HealthCare acquisition was completed to gain synergies from leveraging CHP’s clinical model and California consumer expertise to continue to expand our MA business in the California market.

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

See Note 2, Business Combinations, in our condensed consolidated financial statements of this Quarterly Report. for more information regarding our business combinations.

Results of Operations
The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three months ended March 31, 2022 and 2021.

($ in thousands)	Three Months Ended March 31,
Condensed Consolidated Statements of Income (loss) and operating data:	2022	2021

Revenue:
Premium revenue	$1,680,450	$860,631
Direct contracting revenue	182,797	—
Service revenue	12,428	8,438
Investment income (loss)	(40,100)	5,489
Total revenue	1,835,575	874,558
Operating expenses
Medical costs	1,580,596	684,570
Operating costs	418,918	208,240
Depreciation and amortization	13,041	4,581
Total operating expenses	2,012,555	897,391
Operating loss	(176,980)	(22,833)
Interest expense	1,193	546
Other income	(784)	—
Loss before income taxes	(177,389)	(23,379)
Income tax expense	3,240	1,166
Net loss	(180,629)	(24,545)
Net earnings attributable to non-controlling interest	(14,605)	(617)
Series A preferred stock dividend accrued	(8,938)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(204,172)	$(25,162)
Adjusted EBITDA	$(74,830)	$(13,827)
Medical Cost Ratio (1)	84.8%	79.5%
Operating Cost Ratio (2)	22.8%	23.8%
(1)Medical Cost Ratio is defined as medical costs divided by premium and direct contracting revenue.
(2)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues increased by $961.0 million, or 109.9%, for the three months ended March 31, 2022 as compared to the same period in 2021, which was driven by premium revenue due to an increase of approximately 620,000 Bright HealthCare consumers and over 500,000 value-based care patient lives. In addition, two DCEs aligned with our NeueHealth segment began participating in the DC Model effective January 1, 2022, which contributed $182.8 million of the increase in total revenue. The increases in premium revenue and Direct Contracting revenue were partially offset by an investment loss for the three months ended March 31, 2022, as a result of $41.0 million of unrealized losses from investments in equity securities.

Medical costs increased by $896.0 million, or 130.9%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in medical costs was driven by an increase in consumers through both organic growth in consumers and inorganic growth attributable to the acquisitions of CHP and Centrum. Medical costs incurred associated with beneficiaries aligned to our DCEs also contributed to the increase.

Our MCR of 84.8% for the three months ended March 31, 2022 increased 530 basis points compared to the same period in 2021. Our MCR included a 310 basis point and a 410 basis point unfavorable impact from COVID-19 costs for the three months ended March 31, 2022 and 2021, respectively. In addition, our MCR was impacted by Direct Contracting revenue recorded at a 96.6% MCR, which increased our MCR by 130 basis points.

Operating costs increased by $210.7 million, or 101.2%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in operating costs was primarily due to a $75.0 million increase in compensation and benefit costs driven by increases in employees, a $27.7 million increase in share-based compensation costs and $6.9 million of restructuring severance costs as part of a workforce reduction in 2022. In addition, operating costs from new market entry and marketing and selling expenses contributed to the year-over-year increase in operating costs. Operating costs for the three months ended March 31, 2022, also include a $6.7 million impairment of intangible assets.

Our operating cost ratio of 22.8% for the three months ended March 31, 2022, decreased 100 basis points compared to the same period in 2021. The decrease was primarily due to operating costs increasing at a slower rate than the increased premium revenues earned due to consumer growth and participation in the DC Model, as we continue to gain leverage on our operating costs as we grow, partially offset by an increase in compensation and benefit costs and an impairment of intangible assets.

Depreciation and amortization increased by $8.5 million for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to the $7.0 million of amortization expense resulting from intangible assets acquired in the Centrum, CHP and Zipnosis acquisitions, for which there were no comparable amounts in the three months ended March 31, 2021.

Interest expense was $1.2 million and $0.5 million for the three months ended March 31, 2022 and, 2021, respectively, which was due to interest on the Credit Agreement we entered into in March 2021.

Income tax expense was $3.2 million for the three months ended March 31, 2022. For the three months ended March 31, 2022, the income tax expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. For the three months ended March 31, 2021, income tax expense was $1.2 million, which was due to an adjustment to the tax impact of goodwill and intangible assets acquired as part of the Brand New Day and THNM acquisitions.

Bright HealthCare
($ in thousands)	Three Months Ended March 31,
Statement of income (loss) and operating data:	2022	2021

Bright HealthCare:
Commercial revenue	$1,163,224	$621,056
Medicare Advantage revenue	430,313	220,869
Investment income	868	1,246
Total revenue	1,594,405	843,171
Operating expenses:
Medical costs	1,323,724	675,056
Operating costs	371,664	189,973
Depreciation and amortization	6,039	2,357
Total operating expenses	1,701,427	867,386
Operating loss	$(107,022)	$(24,215)
Medical Cost Ratio (MCR)	83.1%	80.2%

Commercial revenue increased by $542.2 million, or 87.3%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in revenues was driven by an increase in consumer lives of approximately 560,000 due to organic growth and entry into new markets in 2022 – particularly entry into Texas, which is partially offset by an increase in risk adjustment payable.

Medicare Advantage revenue increased by $209.4 million, or 94.8%, for the three months ended March 31, 2022 as compared to the same period in 2021. The three months ended March 31, 2022 included $129.2 million of revenue from our acquisition of CHP, which occurred on April 1, 2021. The remaining increase was primarily driven by organic growth and favorable premium rates.

Medical costs increased by $648.7 million, or 96.1%, for the three months ended March 31, 2022 as compared to the same period in 2021. For the three months ended March 31, 2022 and 2021, the impact of COVID-19 increased our medical costs $58.4 million and $34.8 million, respectively. The remaining increase in 2022 is due to an increase in consumers and medical costs from our acquisition of CHP, partially offset by favorable medical cost rates in our Commercial business.

Our MCR of 83.1% for the three months ended March 31, 2022 increased 290 basis points compared to the same period in 2021. Our MCR for the three months ended March 31, 2022 included a 370 basis point unfavorable impact from COVID-19 costs. Our MCR for the three months ended March 31, 2021 included a 410 basis point unfavorable impact from COVID-19 costs. The increase in MCR is primarily due to an increase in risk adjustment payable.

Operating costs increased by $181.7 million, or 95.6%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily due to increased compensation and benefit costs driven by an increase in employees and an increase in share-based compensation costs. In addition, we experienced increases in operating costs from new market entry and increased marketing and selling expenses. Operating costs for the three months ended March 31, 2022, also include a $6.7 million impairment of intangible assets.

Depreciation and amortization increased by $3.7 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily due to amortization expense of $2.6 million resulting from intangible assets acquired in the CHP acquisition on April 1, 2021, for which there are no comparable amounts in the three months ended March 31, 2021.

NeueHealth
($ in thousands)	Three Months Ended March 31,
Statement of income (loss) and operating data:	2022	2021

NeueHealth:
Premium revenue	$455,002	$28,674
Direct contracting revenue	182,797	—
Service revenue	24,121	15,622
Investment income (loss)	(40,968)	4,243
Total revenue	620,952	48,539
Operating expenses
Medical costs	624,994	19,482
Operating costs	58,914	25,451
Depreciation and amortization	7,002	2,224
Total operating expenses	690,910	47,157
Operating income (loss)	$(69,958)	$1,382
Medical Cost Ratio (MCR)	98.0%	67.9%

Premium revenue increased by $426.3 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in premium revenue is primarily due to growth in capitated revenue driven by the acquisition of Centrum on July 1, 2021.

We began participating in the DC Model beginning in January 2022 through two DCEs aligned with our NeueHealth business. Direct contracting revenue was $182.8 million for the three months ended March 31, 2022. This revenue was attributable to the alignment of beneficiaries to our DCE entities, which numbered approximately 49,000 at March 31, 2022.

Service revenue increased by $8.5 million, or 54.4%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in service revenue is primarily driven by increased intercompany network contract service revenue with our Bright HealthCare segment, which is charged on a per consumer per month basis and has increased due to market expansion and an increase in consumer lives. The acquisition of Zipnosis on March 31, 2021 also contributed to the year-over-year increase in service revenue.

We experienced a $41.0 million investment loss for the three months ended March 31, 2022, compared to investment income of $4.2 million in the three months ended March 31, 2021. The investment income and loss in both periods was due to unrealized gains and losses on equity securities.

Medical costs were $625.0 million for the three months ended March 31, 2022, an increase of $605.5 million as compared to the same period in 2021, which was primarily driven by an increase in patient lives as a result of the Centrum acquisition, new market expansion and our participation in Direct Contracting beginning in January 2022. MCR was 98.0% for the three months ended March 31, 2022, compared to 67.9% for the three months ended March 31, 2021. The increase was primarily due to higher MCRs in new markets where we do not have prior history, as well as a higher MCR for our DCEs of 96.6%.

Operating costs increased by $33.5 million, or 131.5%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily due to increased compensation and benefit costs from more employees, and outsourced vendor fees in support of consumer growth, as well as costs from the Centrum acquisition.

Depreciation and amortization increased by $4.8 million for the three months ended March 31, 2022 as compared to the same period in 2021, which was primarily due to amortization expense of $4.4 million resulting from intangible assets acquired as part of the Centrum acquisition, which occurred on July 1, 2021.

Liquidity and Capital Resources

We assess our liquidity and capital resources in terms of our ability to generate adequate amounts of cash to meet our current and future needs. We have historically funded our operations and acquisitions primarily through the sale of stock, including the issuance of Series A Preferred Stock in January 2022, which generated cash proceeds of $750.0 million, as well as through the issuance of common stock in June 2021 in connection with our initial public offering, which generated cash proceeds of $887.3 million.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company, pending regulatory approval, or through reimbursements related to administrative services agreements with the parent company. The Company declared no dividends from the regulated insurance entities to the parent company during the three months ended March 31, 2022 and 2021. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to satisfy regulatory requirements. As of March 31, 2022 and December 31, 2021, the amounts held in risk-based capital and surplus at regulated insurance legal entities was in excess of the minimum requirements, except for two states where we are working with the state departments of insurance to rectify potential instances of noncompliance.

Our expected primary short-term uses of cash for our regulated insurance entities include ongoing disbursements for claims payments, as well as payments into the risk adjustment program which generally occur in the third quarter. For our non-regulated entities, our expected short-term uses of cash include capital infusions into our regulated insurance entities, interest payments and other general and administrative costs. Our long-term cash requirements include operating lease obligations, the Direct Contracting performance year obligation and redeemable noncontrolling interest.

We expect to continue to incur operating losses for the foreseeable future; however, we believe our business is at a different phase of capital need than in prior years when we were investing heavily in Bright HealthCare new state entries and acquisitions. In addition, we have taken actions to improve our capital position, including reducing headcount, renegotiating vendor contracts and exiting certain markets. We are seeking the most capital efficient ways to achieve our growth and financial targets in order to reduce the need for external capital. This includes balancing our growth plans with our capital needs, continuing our efforts to drive better medical cost and more accurately capture the acuity of the population we serve, focusing our growth on NeueHealth, carefully managing expenses, and potentially increasing our use of quota share reinsurance. We continue to evaluate our future capital needs; however, we believe that existing cash on hand, investments and amounts available under our Credit Agreement described below will be sufficient to satisfy our anticipated cash requirements for the next twelve months. However, we may seek additional capital to support our future growth plans and other strategic opportunities that may arise.

Credit Agreement

We have a $350.0 million Credit Agreement, which matures on February 28, 2024. The Credit Agreement contains a covenant that requires the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00. The Credit Agreement also contains a covenant that require us to maintain a minimum liquidity of $150.0 million. As of March 31, 2022, we had no short-term borrowings under the Credit Agreement.

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

As of March 31, 2022, we had $46.1 million of outstanding, undrawn letters of credit under the Credit Agreement and $303.9 million of remaining availability thereunder.

Preferred Stock Financing

On January 3, 2022, we issued 750,000 shares of the Series A Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $750.0 million. We used a portion of the proceeds to repay in full our $155.0 million of outstanding borrowings under the Credit Agreement on January 4, 2022.

For additional information on the Series A Preferred Stock, see Note 9, Redeemable Convertible Preferred Stock, in our condensed consolidated financial statements of this Quarterly Report.

Cash and Investments

As of March 31, 2022, we had $1,505.5 million in cash and cash equivalents, $692.5 million in short-term investments and $733.5 million long-term investments on the consolidated balance sheet. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of March 31, 2022, we had non-regulated cash and cash equivalents of $284.7 million, short-term investments of $80.5 million and no long-term investments.

As of March 31, 2022, we had regulated insurance entity cash and cash equivalents of $1,220.8 million, of which $1.2 million was restricted, short-term investments of $612.0 million, of which $4.4 million was restricted, and long-term investments of $733.5 million, of which $3.0 million was restricted.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net cash provided by operating activities	$484,757	$343,603
Net cash used in investing activities	(633,127)	(56,275)
Net cash provided by financing activities	592,738	200,234
Net increase in cash and cash equivalents	444,368	487,562
Cash and cash equivalents at beginning of period	1,061,179	488,371
Cash and cash equivalents at end of period	$1,505,547	$975,933

Operating Activities

During the three months ended March 31, 2022, net cash provided by operating activities increased by $141.2 million compared to the three-month period ended March 31, 2021, primarily driven by the increase in consumer growth driving the increased risk adjustment and medical cost payables, as well as accounts payables and other liabilities, partially offset by an increase in our net loss.

Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities increased by $576.9 million compared to the three-month period ended March 31, 2021. The increase was primarily attributable to a $593.9 million increase in purchases of investments, net of proceeds from sales, paydowns and maturities of investments, which was driven by additional investments at our regulated entities to support continued consumer growth. The increase of cash used for investments was partially offset by a $18.3 million decrease in cash used for acquisitions compared to the three months ended March 31, 2021.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities increased by $392.5 million compared to the three months ended March 31, 2021, primarily driven by $750 million of proceeds from the issuance of Series A Preferred Stock in January 2022, offset by $2.5 million of cash paid for issuance costs. This increase was partially offset by the repayment of our $155.0 million of outstanding borrowings under the Credit Agreement on January 4, 2022, subsequent to the issuance of Series A Preferred Stock. The three months ended March 31, 2021 also included $200.0 million of cash from borrowings under our Credit Facility.

Critical Accounting Policies and Estimates

The critical accounting policies that reflect our significant judgements and estimates used in the preparation of our condensed consolidated financial statements include those described in the 2021 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Other than described below, which is due to our participation in the DC Model beginning on January 1, 2022, there have been no material changes to our critical accounting policies and estimates for the period ended March 31, 2022:

Direct Contracting Receivable and Performance Year Obligation

Performance year receivable and obligation represents the average Medicare beneficiary’s total cost of care for beneficiaries aligned to our DCEs and refers to the target expenditure amount that will be compared to Medicare expenditures for items and services furnished to aligned beneficiaries during a performance year. This comparison will be used to calculate shared savings and shared losses.

The key inputs in determining the performance year receivable and obligation are trends, risk score, and the number of beneficiaries aligned to our DCEs. We begin our benchmark estimation process with benchmark reports delivered from CMS’ Center for Medicare & Medicaid Innovation (“CMMI”) on a quarterly basis, which drive the determination of whether certain inputs to that calculation need to be adjusted or accrued as a result of more accurate data. Prospective and retrospective trends are set at a national level, and while it is unlikely we would deviate from CMMI’s estimates, we could adjust from the benchmark report due to new information received directly from CMMI, national studies we complete ourselves, or other anticipated policy updates that we believe are probable and estimable. The preliminary benchmark is set based on risk scores with data captured as of a certain point in time. Once new data is received, an updated analysis of claims provides an opportunity for the benchmark to be adjusted. Lastly, beneficiary counts are updated throughout the year and represent a timing difference between CMMI reporting, for which we accrue.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1, Organization and Basis of Presentation, in our condensed consolidated financial statements of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest Risk

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. We invest in a professionally managed portfolio of securities, which includes debt securities of publicly traded companies, obligations of the U.S. government, domestic government agencies, and state and political subdivisions. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies and other factors outside of our control. Assuming a hypothetical and immediate 1% increase in interest rates across the entire U.S. Treasury curve at March 31, 2022, the aggregate market value decrease to our regulated and unregulated portfolios would be approximately $18.6 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in our 2021 Form 10-K, we previously identified a material weakness related to claims pertaining to our IFP business, which were processed by a third-party service provider. The claims were processed inaccurately according to terms of provider contracts and/or related fee schedules, or did not consistently go through claims re-pricing, where necessary, prior to payment. As of March 31, 2022, we continue to have a material weakness in IFP third-party claims processing. Since the identification of this material weakness, we have been expanding the comprehensiveness of our pre-pay and post-pay claims quality assurance procedures and datamining capabilities designed to enable targeted identification of potential claims payment discrepancies or other process gaps. Additionally, over the course of 2022, we will be improving provider data (e.g., provider roster data) and the processes of updating that data, both of which have contributed to the identified claims processing errors.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation actions discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to advance its remediation program to ensure that control deficiencies contributing to the material weakness are remediated.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any litigation the outcomes of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our 2021 Form 10-K and our other filings with the SEC. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2021 Form 10-K, except for the following risk factor, which supplements the “Risk Factors” section in our 2021 Form 10-K.

Our expansion into Direct Contracting presents new risks to our business.

We expanded our business into CMS’ new Direct Contracting model (“DC Model”) in January 2022, enabling us to target a larger market opportunity, the Medicare FFS market, which is the largest segment of Medicare. As such, our Direct Contracting business is in the early stages of development, and we are subject to the risks inherent to the launch of any new business, including the risks that we may not generate sufficient returns to justify our investment, it may take longer or be more costly to achieve the expected benefits from this new program, and that it may require us to, at least initially, divert management attention and other resources from our existing businesses. In connection with our expansion into Direct Contracting, we are forming relationships with a greater number of physicians, which may pose challenges to scaling quickly, influencing physician behavior and directly engaging beneficiaries, and we may face additional new risks and difficulties, many of which we may not be able to predict or foresee. As a new advanced payment model, CMMI is constantly evaluating the program and has already revised the structure and design of the program for 2023, renaming the model “ACO REACH,” which stands for Realizing Equity, Access, and Community Health. The change to ACO REACH and potential future changes may have a significant impact on our ability to carry out our business. Similarly, while the Direct Contracting program is expected to transition to ACO REACH and continue through 2026, CMMI can determine to terminate the program at any time, and in some cases may be required to do so. If the program is terminated, we would need to reevaluate our Medicare FFS strategic options, which in turn could reduce the return on our investments and negatively impact our business, financial condition, results of operations and future prospects.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 3, 2022, we issued 750,000 shares of our Series A Preferred Stock for an aggregate purchase price of $750.0 million, or $1,000 per share to certain subsidiaries of Cigna Corporation and certain affiliates of New Enterprise Associates.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sale of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the securities issued in this transaction.

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

10.2†*	Form of Executive Separation Agreement
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2022, filed with the SEC on May 12, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
104	Cover Page Interactive Data File (formatted as iXBRL and embedded within Exhibit 101)

* Filed herewith.

† Management contract or compensatory plan or arrangement.

(1) The certifications in Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HEALTH GROUP, INC.

Dated: May 12, 2022	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Catherine R. Smith
	Name:	Catherine R. Smith
	Title:	Chief Financial and Administrative Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)