Form 10-Q
period 2022-06-30
Bright Health Group Inc.
filed 2022-08-15
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of August 5, 2022, the registrant had 629,698,944 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Statements made in this Quarterly Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to continue as a going concern if we do not obtain additional financing; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our ability to obtain and accurately assess, code, and report Individual and Family Plan (“IFP”) and Medicare Advantage (“MA”) risk adjustment factor scores for consumers; our ability to contract with care providers and arrange for the provision of quality care; our ability to accurately estimate our medical expenses, effectively manage our costs and claims liabilities or appropriately price our products and charge premiums; our ability to obtain claims information timely and accurately; the impact of the ongoing COVID-19 pandemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage the growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions and integrate acquired businesses; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; our ability to adapt to new risks associated with our expansion into Direct Contracting; and the other factors set forth under the heading “Risk Factors” in this Quarterly Report and Bright Health Group’s Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2022 (“2021 Form 10-K”) and our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,427,517	$1,061,179
Short-term investments	833,923	193,835
Accounts receivable, net of allowance of $6,737 and $4,074, respectively	144,878	113,474
Direct contracting performance year receivable	396,104	—
Prepaids and other current assets	357,989	291,712
Total current assets	3,160,411	1,660,200
Other assets:
Long-term investments	861,675	675,192
Property, equipment and capitalized software, net	47,937	38,344
Goodwill	835,450	835,140
Intangible assets, net	316,249	343,860
Other non-current assets	39,335	45,603
Total other assets	2,100,646	1,938,139
Total assets	$5,261,057	$3,598,339
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$1,049,874	$817,975
Accounts payable	120,541	118,140
Unearned revenue	56,872	53,295
Risk adjustment payable	1,847,883	931,170
Direct contracting performance year obligation	310,603	—
Short-term borrowings	—	155,000
Other current liabilities	245,276	207,238
Total current liabilities	3,631,049	2,282,818
Other liabilities	36,091	41,994
Total liabilities	3,667,140	2,324,812
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	164,454	128,407
Series A redeemable preferred stock, $0.0001 par value; 100,000,000 shares authorized in 2022 and 2021; 750,000 and — shares issued and outstanding in 2022 and 2021, respectively	747,481	—
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2022 and 2021; 629,322,217 and 628,622,872 shares issued and outstanding in 2022 and 2021, respectively	63	63
Additional paid-in capital	2,915,056	2,861,243
Accumulated deficit	(2,170,751)	(1,700,851)
Accumulated other comprehensive loss	(50,386)	(3,335)
Treasury stock, at cost, 2,522,148 shares at June 30, 2022 and December 31, 2021, respectively	(12,000)	(12,000)
Total shareholders’ equity (deficit)	681,982	1,145,120
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$5,261,057	$3,598,339
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Premium revenue	$1,437,329	$1,042,086	$3,117,779	$1,902,717
Direct contracting revenue	137,205	—	320,002	—
Service revenue	12,845	12,085	25,273	20,523
Investment income (loss)	(10,751)	59,669	(50,851)	65,158
Total revenue	1,576,628	1,113,840	3,412,203	1,988,398
Operating expenses:
Medical costs	1,398,166	904,630	2,978,762	1,589,200
Operating costs	413,320	261,060	832,238	469,300
Depreciation and amortization	13,229	7,195	26,270	11,776
Total operating expenses	1,824,715	1,172,885	3,837,270	2,070,276
Operating loss	(248,087)	(59,045)	(425,067)	(81,878)
Interest expense	337	4,142	1,530	4,688
Other income	2	—	(782)	—
Loss before income taxes	(248,426)	(63,187)	(425,815)	(86,566)
Income tax (benefit) expense	2,904	(19,464)	6,144	(18,298)
Net loss	(251,330)	(43,723)	(431,959)	(68,268)
Net earnings attributable to noncontrolling interests	(23,336)	(795)	(37,941)	(1,412)
Series A preferred stock dividend accrued	(9,461)	—	(18,399)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(284,127)	$(44,518)	$(488,299)	$(69,680)
Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders	$(0.45)	$(0.28)	$(0.78)	$(0.46)
Basic and diluted weighted-average common shares outstanding	629,201	160,942	628,984	150,616
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(251,330)	$(43,723)	$(431,959)	$(68,268)
Other comprehensive (loss) income:
Unrealized investment holding losses arising during the year, net of tax of $0 and $0, respectively	(21,469)	(684)	(49,558)	(1,665)
Less: reclassification adjustments for investment (losses) gains, net of tax of $0 and $0, respectively	(758)	167	(2,507)	228
Other comprehensive (loss) income	(20,711)	(851)	(47,051)	(1,893)
Comprehensive loss	(272,041)	(44,574)	(479,010)	(70,161)
Comprehensive loss attributable to noncontrolling interests	(23,336)	(795)	(37,941)	(1,412)
Comprehensive loss attributable to Bright Health Group, Inc. common shareholders	$(295,377)	$(45,369)	$(516,951)	$(71,573)
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2022	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	628,623	$63	$2,861,243	$(1,700,851)	$(3,335)	$(12,000)	$1,145,120
Net loss	—	—	—	—	—	(195,234)	—	—	(195,234)
Issuance of preferred stock	750	747,481	—	—	—	—	—	—	—
Issuance of common stock	—	—	370	—	257	—	—	—	257
Share-based compensation	—	—	—	—	32,921	—	—	—	32,921
Other comprehensive loss	—	—	—	—	—	—	(26,340)	—	(26,340)
Balance at March 31, 2022	750	$747,481	628,993	$63	$2,894,421	$(1,896,085)	$(29,675)	$(12,000)	$956,724

Net loss	—	—	—	—	—	(274,666)	—	—	(274,666)
Issuance of common stock	—	—	329	—	415	—	—	—	415
Share-based compensation	—	—	—	—	20,220	—	—	—	20,220
Other comprehensive loss	—	—	—	—	—	—	(20,711)	—	(20,711)
Balance at June 30, 2022	750	$747,481	629,322	$63	$2,915,056	$(2,170,751)	$(50,386)	$(12,000)	$681,982
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2021	Shares	Amount	Shares	Amount
Balance at January 1, 2021	164,245	$1,681,015	137,663	$14	$9,877	$(515,989)	$2,426	$—	$(503,672)
Net loss	—	—	—	—	—	(25,162)	—	—	(25,162)
Issuance of preferred stock	1,420	55,137	—	—	—	—	—	—	—
Issuance of common stock	—	—	4,661	—	4,893	—	—	—	4,893
Share-based compensation	—	—	—	—	5,176	—	—	—	5,176
Other comprehensive loss	—	—	—	—	—	—	(1,042)	—	(1,042)
Balance at March 31, 2021	165,665	$1,736,152	142,324	$14	$19,946	$(541,151)	$1,384	$—	$(519,807)

Net loss	—	—	—	—	—	(44,518)	—	—	(44,518)
Issuance of preferred stock	2,067	79,807	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(167,732)	(1,815,959)	427,897	43	1,815,916	—	—	—	1,815,959
Issuance of common stock	—	—	4,120	1	4,722	—	—	—	4,723
Sale of common stock from IPO, net of offering costs	—	—	51,350	5	880,637	—	—	—	880,642
Share-based compensation	—	—	—	—	13,878	—	—	—	13,878
Other comprehensive loss	—	—	—	—	—	—	(851)	—	(851)
Balance at June 30, 2021	—	$—	625,691	$63	$2,735,099	$(585,669)	$533	$—	$2,150,026
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(431,959)	$(69,680)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,270	11,776
Impairment of intangible assets	6,720	—
Share-based compensation	53,141	19,054
Deferred income taxes	1,154	(18,018)
Unrealized loss (gain) on equity securities	57,151	(62,754)
Other, net	4,582	8,681
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(31,404)	(14,427)
Direct contracting performance year receivable	(396,104)	—
Other assets	(60,991)	(39,883)
Medical cost payable	231,899	223,125
Risk adjustment payable	916,713	318,758
Accounts payable and other liabilities	35,312	120,847
Unearned revenue	3,577	(333)
Direct contracting performance year obligation	310,603	—
Net cash provided by operating activities	726,664	497,146
Cash flows from investing activities:
Purchases of investments	(1,140,896)	(596,811)
Proceeds from sales, paydown, and maturities of investments	204,775	449,636
Purchases of property and equipment	(15,154)	(10,554)
Business acquisitions, net of cash acquired	(310)	(210,492)
Net cash used in investing activities	(951,585)	(368,221)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	747,481	—
Proceeds from issuance of common stock	672	9,616
Proceeds from short-term borrowings	—	200,000
Repayments of short-term borrowings	(155,000)	(200,000)
Distribution to noncontrolling interest holders	(1,894)	—
Payments for debt issuance costs	—	(3,391)
Proceeds from IPO	—	887,328
Payments for IPO offering costs	—	(4,530)
Net cash provided by financing activities	591,259	889,023
Net increase in cash and cash equivalents	366,338	1,017,948
Cash and cash equivalents – beginning of year	1,061,179	488,371
Cash and cash equivalents – end of period	$1,427,517	$1,506,319
Supplemental disclosures of cash flow information:
Changes in unrealized (loss) gain on available-for-sale securities in OCI	$(47,051)	$(1,893)
Cash paid for interest	1,168	3,195
Supplemental schedule of non-cash activities:
Redeemable convertible preferred stock issued for acquisitions	$—	$134,944
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$1,815,916
Offering costs included in accounts payable and accrued expenses	$—	$2,156
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

Use of Estimates: The preparation of our condensed consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Our most significant estimates include medical costs payable, risk adjustment revenue and associated payables and receivables, premium deficiency reserve, Direct Contracting performance year receivable and obligation, and valuation and impairment of goodwill and other intangible assets. Actual results could differ from these estimates. For the three months ended June 30, 2022, we recognized a change in estimate for risk adjustment of $552.3 million, which included a $93.1 million increase in risk adjustment based on expected final settlement of the 2021 risk adjustment payable, as well as an increase in risk adjustment payable related to 2022 as a result of updated data inputs used to calculate members’ expected full year risk scores. The change in our estimated risk adjustment resulted in an increase in risk adjustment payable in the Condensed Consolidated Balance Sheets and a reduction in premium revenue in the Condensed Consolidated Statements of Income (Loss).

Going Concern: The condensed consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The Company has a history of operating losses, and we generated a net loss of $432.0 million for the six months ended June 30, 2022. These losses, as well as significant growth in consumers in the Bright HealthCare segment, which has required us to set aside additional cash for equity contributions to maintain minimum regulatory amounts, have reduced the cash available to fund operations. Based on our projected cash flows and absent any other action, the Company will require additional liquidity to meet its obligation as they come due in the 12 months following the date the condensed consolidated financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, the Company is in the process of seeking additional financing. The Company has formed a special committee of the Board of Directors and engaged a financial advisor to evaluate financing opportunities. However, the

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company may not be able to obtain financing on acceptable terms, as any potential financing will be subject to market conditions that are not within the Company’s control. In the event the Company is unable to obtain additional financing or take other management actions, among other potential consequences, we forecast we will be unable to satisfy our financial covenants under our Credit Agreement.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Operating Costs: Our operating costs, by functional classification for the three and six months ended June 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Compensation and fringe benefits	$104,629	$77,379	$236,695	$134,405
Professional fees	75,318	42,303	142,129	81,765
Marketing and selling expenses	79,930	63,988	171,737	114,193
Premium taxes and fees	66,274	44,100	136,055	81,831
Premium deficiency reserve	36,757	—	36,757	—
General and administrative expenses	33,858	19,266	74,566	33,706
Other operating expenses	16,554	14,024	34,299	23,400
Total operating costs	$413,320	$261,060	$832,238	$469,300

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

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

NOTE 2. BUSINESS COMBINATIONS

Centrum Acquisition: On July 1, 2021, we acquired 75% of the outstanding equity interests of Centrum Medical Holdings, LLC (“Centrum”) for cash consideration of $222.4 million and $75.0 million of common stock, for total purchase consideration of $296.2 million, net of $1.2 million of cash acquired. Centrum is a value-based primary care focused, multi-specialty medical group based in Florida. Centrum primarily operates health centers in Florida and Texas serving Commercial, Medicare, and Medicaid consumers across multiple payors. Centrum is included in our NeueHealth reportable segment.

The total purchase consideration for the Centrum acquisition is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired is recorded as goodwill, which is predominantly attributable to the incremental financial benefits achievable through Bright Health Group’s integrated care delivery model, whereby Bright HealthCare members are cared for under value-based arrangements with Centrum. This model brings together the financing, distribution, and delivery of high-quality healthcare and provides the opportunity to enhance overall margin potential for the Company. The goodwill from the Centrum acquisition is expected to be deductible for tax purposes.
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

Our intangible assets related to the Centrum acquisition consist of trade names with a 15-year useful life, customer relationships with 2 to 15-year useful lives, and a reacquired contract between Bright HealthCare and Centrum with a useful life of 4.5 years. The value of the trade name was determined using the relief of royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements. The fair value of

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
noncontrolling interest was determined using a market approach and included a discount to account for the lack of marketability of the noncontrolling interest.

The acquisition of Centrum would not have had a material impact on our revenue or net loss had it been included in the consolidated results of the Company for the three and six months ended June 30, 2021.

Central Health Plan Acquisition: On April 1, 2021, we acquired all of the outstanding shares of Central Health Plan of California, Inc. (“CHP”) for cash consideration of $276.0 million and $79.8 million in Series E preferred stock and $13.9 million of working capital adjustments, for total purchase consideration of $285.6 million, net of $84.1 million of cash acquired. All outstanding shares of Series E preferred stock were converted into shares of common stock automatically immediately prior to the closing of our initial public offering on June 28, 2021. CHP is an insurance provider of MA Health Maintenance Organization (“HMO”) services. CHP is included in our Bright HealthCare reportable segment.

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

Our intangible assets related to the CHP acquisition consist of customer relationships with a 10-year useful life, trade names with a 15-year useful life and the provider network with a 7-year useful life. The value of the trade name was determined using

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the relief from royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements.

If CHP had been included in the consolidated results of the Company for the six months ended June 30, 2021, our pro forma revenue would have been $2.1 billion and our pro forma net loss would have been $58.3 million.
True Health New Mexico and Zipnosis Acquisitions: On March 31, 2021, we acquired all of the outstanding equity interests of True Health New Mexico, Inc. (“THNM”) for initial cash consideration of $27.5 million and $8.1 million of favorable risk-based capital adjustments, net of cash acquired of $24.1 million, for total purchase consideration of $(4.7) million. THNM is a physician-led health insurance company offering policies available through the commercial market for individual on- and off-exchange and employer-sponsored health coverage. THNM is included in our Bright HealthCare reportable segment. In addition, on March 31, 2021, we acquired Zipnosis, Inc. (“Zipnosis”), which is a telehealth platform that offers virtual care to health systems around the U.S., for aggregate consideration of $73.0 million, including $55.1 million in Series E preferred stock and adjusted for $0.5 million of tangible net equity adjustments. We acquired $3.2 million of cash as part of the Zipnosis acquisition, for net total purchase consideration of $69.8 million. Zipnosis is included in our NeueHealth reportable segment.

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

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Intangible assets initially recognized related to the THNM acquisition consisted of customer relationships with 10- to 14-year useful lives, trade names with a 15-year useful life and the provider network with a 7-year useful life. In the first quarter of 2022, we fully impaired the intangible assets related to THNM as a result of our decision to no longer offer IFP products in New Mexico for the 2023 plan year and exit the employer business as contracts expire. For the Zipnosis acquisition, our preliminary estimate of intangible assets consists of customer relationships with a 15-year useful life, trade names with a 5-year useful life and developed technology with a 7-year useful life. For these acquisitions the value of the trade names and developed technology was determined using the relief from royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements.

If THNM and Zipnosis had been included in the consolidated results of the Company for the six months ended June 30, 2021, our pro forma revenue would have been $2.0 billion and our pro forma net loss would have been $71.7 million.
During the six months ended June 30, 2022, we completed an immaterial business combination which increased goodwill.

NOTE 3. INVESTMENTS

Fixed Maturity Securities

Available-for-sale securities are reported at fair value as of June 30, 2022 and December 31, 2021. Held-to-maturity securities are reported at amortized cost as of June 30, 2022 and December 31, 2021. The following is a summary of our investment securities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$391,200	$—	$(15)	$391,185
Available for sale:
U.S. government and agency obligations	901,208	80	(8,788)	892,500
Corporate obligations	518,584	137	(28,928)	489,793
State and municipal obligations	16,757	—	(287)	16,470
Certificates of deposit	16,115	—	(2)	16,113
Mortgage-backed securities	148,265	617	(9,610)	139,272
Asset-backed securities	74,418	10	(2,974)	71,454
Other	391	—	(13)	378
Total available-for-sale securities	1,675,738	844	(50,602)	1,625,980
Held to maturity:
U.S. government and agency obligations	4,978	—	—	4,978
Certificates of deposit	1,447	—	—	1,447
Total held-to-maturity securities	6,425	—	—	6,425
Total investments	$2,073,363	$844	$(50,617)	$2,023,590

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
The fair value of available-for-sale investments, including those that are cash equivalents, with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents	48,419	(15)	—	—	48,419	(15)
U.S. government and agency obligations	865,788	(8,143)	15,470	(645)	881,258	(8,788)
Corporate obligations	458,430	(28,857)	1,422	(71)	459,852	(28,928)
State and municipal obligations	16,469	(287)	—	—	16,469	(287)
Certificates of deposit	2,856	(2)	—	—	2,856	(2)
Mortgage-backed securities	128,791	(9,610)	—	—	128,791	(9,610)
Asset-backed securities	68,580	(2,974)	—	—	68,580	(2,974)
Other	953	(13)	—	—	953	(13)
Total bonds	$1,590,286	$(49,901)	$16,892	$(716)	$1,607,178	$(50,617)

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

As of June 30, 2022, we had 2,142 investment positions out of 2,377 that were in an unrealized loss position. As of December 31, 2021, we had 1,343 investment positions out of 1,836 that were in an unrealized loss position. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality or issuer credit ratings associated with these securities. In addition, all issuers of debt securities we own remain current on all contractual payments as of June 30, 2022. At each reporting period, we evaluate debt securities for potential impairment when the fair value of the investment is less than its amortized cost, and we intend to sell the securities or it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. As of June 30, 2022, we did not have the intent to sell any of the securities in an unrealized loss position, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.

As of June 30, 2022, the maturity of available-for-sale securities, by contractual maturity, reflected at amortized cost and fair value were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$785,073	$783,124
Due after one year through five years	540,080	516,463
Due after five years through 10 years	339,726	315,997
Due after 10 years	10,859	10,396
Total debt securities	$1,675,738	$1,625,980

Investment income in the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2022 and 2021, was $6.3 million, and $2.4 million, respectively, and $5.4 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, related to our fixed maturity securities. The gross proceeds from the sale of available-for-sale securities for the six months ended June 30, 2022 and 2021 were $157.1 million and $576.1 million, respectively. Realized (losses) gains from our fixed maturity securities of $(2.5) million and $0.2 million are included within total investment income, and reclassified out of accumulated other comprehensive income, for the six months ended June 30, 2022 and 2021, respectively.

Equity Securities

On April 1, 2021 we completed the purchase of 1.6 million shares of equity securities for aggregate cash consideration of $40.1 million. As of June 30, 2022 and December 31, 2021, the equity securities had a carrying value of $63.2 million and $120.4 million, respectively, which is included in short-term investments in the Condensed Consolidated Balance Sheet. We recognized unrealized (losses) gains of $(16.2) million and $58.5 million in investment income (loss) in the Condensed

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Consolidated Statements of Income (Loss) for the three months ended June 30, 2022 and 2021, respectively. We recognized unrealized (losses) gains of $(57.2) million and $62.8 million for the six months ended June 30, 2022 and 2021, respectively.

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
The following tables set forth our fair value measurements as of June 30, 2022 and December 31, 2021, for assets measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$303,745	$61,483	$—	$365,228
Fixed maturity securities, available for sale:
U.S. government and agency obligations	865,957	26,543	—	892,500
Corporate obligations	—	489,793	—	489,793
State and municipal obligations	—	16,470	—	16,470
Certificates of deposit	—	16,113	—	16,113
Mortgage-backed securities	—	139,272	—	139,272
Asset-backed securities	—	71,454		71,454
Other	—	378	—	378
Total fixed maturity securities, available for sale:	865,957	760,023	—	1,625,980
Equity securities	63,200	—	—	63,200
Total assets at fair value	$1,232,902	$821,506	$—	$2,054,408
Liabilities
Contingent consideration	$—	$—	$1,495	$1,495

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

The following tables set forth the Company’s fair value measurements as of June 30, 2022 and December 31, 2021, for certain financial instruments not measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$25,957	$—	$—	$25,957
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	4,978	—	—	4,978
Certificates of deposit	—	1,447	—	1,447
Total held to maturity	$30,935	$1,447	$—	$32,382

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$310	$—	$—	$310
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	7,732	—	—	7,732
Certificates of deposit	—	1,447	—	1,447
Total held to maturity	$8,042	$1,447	$—	$9,489
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The contingent consideration liability related to the acquisition of AssociatesMD Medical Group, Inc. is measured using Level 3 inputs based on a formulaic multiple of forecasted 2023 EBITDA per the terms of the purchase agreement discounted back to net present

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
value. The following table presents the changes in fair value of the contingent consideration liability for the six months ended June 30, 2022 and year ended December 31, 2021 (in thousands):

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

NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	Bright HealthCare		NeueHealth
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Balance at December 31, 2021	$432,858	$—	$402,282	$—
Acquisitions	—	—	310	—
Balance at June 30, 2022	$432,858	$—	$402,592	$—
The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$206,321	$31,705	$209,421	$21,728
Trade names	96,041	9,831	99,241	6,738
Reacquired contract	59,000	13,111	59,000	6,556
Developed technology	6,300	1,125	6,300	675
Other	5,400	1,041	6,400	805
Total	$373,062	$56,813	$380,362	$36,502
We recognized no impairment expense and $6.7 million of impairment expense on the intangible assets related to our THNM acquisition in operating costs in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2022, respectively. See Note 2 Business Combinations, for additional information on this impairment. There was no impairment expense for the three and six months ended June 30, 2021.

Amortization expense relating to intangible assets for the three months ended June 30, 2022 and 2021 was $10.4 million and $6.3 million, respectively, and amortization expense for the six months ended June 30, 2022 and 2021 was $20.9 million and

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$10.0 million, respectively. Estimated amortization expense relating to intangible assets for the remainder of 2022 and for each of the next five full years ending December 31 is as follows (in thousands):

2022 (July-December)	$20,746
2023	41,471
2024	41,332
2025	41,332
2026	28,104
2027	28,065
NOTE 6. MEDICAL COSTS PAYABLE
The following table shows the components of the change in medical costs payable for the six months ended June 30 (in thousands):

	2022	2021
Medical costs payable - January 1	$817,975	$249,777
Incurred related to:
Current year	3,020,733	1,604,472
Prior year	(40,520)	334
Total incurred	2,980,213	1,604,806
Paid related to:
Current year	2,111,882	1,183,622
Prior year	636,432	198,059
Total paid	2,748,314	1,381,681

Acquired claims liabilities	—	92,718
Medical costs payable - June 30	$1,049,874	$565,620
Medical costs payable attributable to prior years decreased by $40.5 million and increased by $0.3 million for the six months ended June 30, 2022 and 2021, respectively. Medical costs payable estimates are adjusted as additional information becomes known regarding claims; there were no significant changes to estimation methodologies during the periods.
The table below details the components making up the medical costs payable as of June 30 (in thousands):

	June 30,
	2022	2021
Claims unpaid	$102,525	$23,040
Provider incentive payable	36,058	64,453
Claims adjustment expense liability	15,655	9,718
Incurred but not reported	895,636	468,409
Total medical costs payable	$1,049,874	$565,620
Medical costs payable are primarily related to the current year. The Company has recorded claims adjustment expense as a component of operating costs in the Condensed Consolidated Statements of Income (Loss).

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 7. SHORT-TERM BORROWINGS

We have a $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”), which matures on February 28, 2024. During the six months ended June 30, 2022, we repaid the $155.0 million outstanding under the Credit Agreement as of December 31, 2021. As of June 30, 2022, we had no short-term borrowings under the Credit Agreement.

The Credit Agreement contains a covenant that requires the Company to maintain a total debt to capitalization ratio of 0.25 to 1.00. The Credit Agreement also contains a covenant that require us to maintain a minimum liquidity of $150.0 million. We were in compliance with our debt covenants as of June 30, 2022.

In July 2022, we borrowed $153.9 million on the Credit Agreement at an effective annual interest rate of 8.32%.

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

2021 Incentive Plan

The 2021 Incentive Plan (the “2021 Incentive Plan”) was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. There are 73.4 million shares of common stock authorized for issuance under the 2021 Incentive Plan. As of June 30, 2022, a total of 17.6 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

We recognized share-based compensation expense of $53.1 million and $19.1 million for the six months ended June 30, 2022 and 2021, respectively, and $20.2 million and $13.9 million for the three months ended June 30, 2022 and 2021, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

Stock Options

The Board of Directors, or the Compensation and Human Capital Committee of the Board of Directors, as applicable, determines the exercise price, vesting periods and expiration date at the time of the grant. Stock options granted prior to the third quarter of 2021 generally vest 25% at one year from the grant date, then ratably over the next 36 months with continuous employee service. Stock options granted after the beginning of the third quarter of 2021 generally vest ratably over three years. Option grants generally expire 10 years from the date of grant.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The calculated value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted-average assumptions for options granted during the six months ended June 30, 2022:

2022
Risk-free interest rate	1.8%
Expected volatility	54.9%
Expected dividend rate	0.0%
Forfeiture rate	10.1%
Expected life in years	6.0

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

The activity for stock options for the six months ended June 30, 2022 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	69,244	$1.84	8.2	$113,908
Granted	7,197	1.80
Exercised	(610)	1.10
Forfeited	(7,005)	2.05
Expired	(623)	2.16
Outstanding at June 30, 2022	68,203	$1.82	7.4	$16,523

We recognized share-based compensation expense related to stock options of $27.6 million for the six months ended June 30, 2022, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 was $0.95 per share. At June 30, 2022, there was $105.3 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period, except for Board of Director grants which generally vest one year from the date of grant. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes RSU award activity for the six months ended June 30, 2022 (in thousands, except weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2021	15,651	$3.98
Granted	26,304	1.75
Vested	(67)	8.98
Forfeited	(5,236)	3.00
Unvested RSUs at June 30, 2022	36,652	$2.61

We recognized share-based compensation expense related to RSUs of $10.5 million for the six months ended June 30, 2022, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of June 30, 2022, there was $65.3 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 2.6 years.

Performance-based Restricted Stock Units (“PSUs”)

In connection with our IPO, our Board of Directors approved the grant of PSUs to members of our executive leadership team. The grant encompassed a total of 14.7 million PSUs, separated into four equal tranches, each of which are eligible to vest based on the achievement of predetermined stock price goals and a minimum service period of 3 years. The fair value of the PSUs was determined using a Monte-Carlo simulation.
The following table summarizes PSU award activity for the six months ended June 30, 2022 (in thousands, except weighted average grant date fair value):

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2021	14,700	$9.30
Granted	—	—
Forfeited	(2,100)	9.30
Unvested PSUs at June 30, 2022	12,600	$9.30
We recognized share-based compensation expense related to PSUs of $15.0 million for the six months ended June 30, 2022, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At June 30, 2022, there was $70.3 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On December 6, 2021, we entered into an investment agreement with certain subsidiaries of Cigna Corporation (“Cigna”) and certain affiliates of New Enterprise Associates (“NEA”) (collectively, the “Purchasers”) relating to the issuance of 750,000 shares of Series A Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $750.0 million, or $1,000 per share (the “Issuance”). The close of the Issuance occurred on January 3, 2022 (the “Closing Date”).

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $18.4 million as of June 30, 2022.

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

Under the Certificate of Designations, holders of the Series A Preferred Stock are entitled to vote with the holders of the common stock on an as‑converted basis, solely with respect to (i) a change of control transaction (to the extent such change of control transaction is submitted to a vote of the holders of the common stock) or (ii) the issuance of capital stock by the Company in connection with an acquisition by the Company (to the extent such issuance is submitted to a vote of the holders of the common stock), subject to certain restrictions. Holders of the Series A Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series A Preferred Stock, authorizations or issuances by the Company of securities that are senior to the Series A Preferred Stock, increases or decreases in the number of authorized shares of Preferred Stock, and issuances of shares of the Series A Preferred Stock after the Closing Date.

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

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to Bright Health Group, Inc. common shareholders	$(284,127)	$(44,518)	$(488,299)	$(69,680)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	629,201	160,942	628,984	150,616
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.28)	$(0.78)	$(0.46)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the six months ended June 30 (in thousands):

	Three Months Ended June 30,
	2022	2021
Redeemable convertible preferred stock (as converted to common stock)	168,932	—
Stock options to purchase common stock	68,203	72,219
Restricted stock units	36,652	—
Total	273,787	72,219

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal proceedings: In the normal course of business, we could be involved in various legal proceedings such as, but not limited to, the following: lawsuits alleging negligence in care or general liability, violation of regulatory bodies’ rules and regulations, or violation of federal and/or state laws.

On January 6, 2022, a putative securities class action lawsuit was filed against us and certain of our officers and directors in the Eastern District of New York. The case is captioned Marquez v. Bright Health Group, Inc. et al., 1:22-cv-00101 (E.D.N.Y.). The lawsuit alleges, among other things, that we made materially false and misleading statements regarding our business, operations, which in turn adversely affected our stock price. An amended complaint was filed on June 24, 2022, which expands on the allegations in the original complaint and alleges a putative class period of June 24, 2021 through March 1, 2022. The amended complaint also adds as defendants the underwriters of our initial public offering. The court has not yet set a motion to dismiss briefing schedule.

By letter dated January 28, 2022, we received a demand from a purported shareholder to inspect our books and records pursuant to Delaware law. The demand sought information related to the December 6, 2021 Investment Agreement that the Company entered into with NEA and Cigna. The Company and the shareholder’s counsel executed a confidentiality agreement, and we produced certain books and records in response to the demand. On June 3, 2022, the purported shareholder filed a putative class action complaint against us and our Board of Directors alleging that the standstill provisions and certain transfer restrictions in the Investment Agreement breached fiduciary duties to shareholders. The case is captioned Berger v. Adkins et al., 2022-0487 (Del. Ch.). The complaint seeks declaratory and injunctive relief, and an award of attorneys’ fees, but does not allege damages. Plaintiff also filed a request for expedited discovery and a “prompt trial date.” Plaintiff claims that expedited treatment is necessary because the standstill provisions and transfer restrictions are allegedly interfering with the stockholder franchise. Plaintiff also claims that a trial must be held before December 2022, which is when plaintiff claims that Cigna’s standstill

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
period will expire. The Company filed a motion to dismiss the complaint and an opposition to Plaintiff’s request for expedited treatment. The court has not yet set a schedule for either briefing of the motion to dismiss or trial.

We intend to vigorously defend the Company in the above actions, but there can be no assurance that we will be successful in any defense. Based on our assessment of the facts underlying the claims and the degree to which we intend to defend the Company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated. As a result, we have not accrued for any potential loss as of June 30, 2022 for these actions.

Other commitments: As of June 30, 2022, we have $46.1 million outstanding, undrawn letters of credit under the Credit Agreement.

NOTE 12. SEGMENTS AND GEOGRAPHIC INFORMATION

Our two reportable segments are Bright HealthCare and NeueHealth.

The following tables present the reportable segment financial information for the three and six months ended June 30, 2022 and 2021 (in thousands):

Three Months Ended June 30, 2022	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$1,364,834	$72,495	$—	$1,437,329
Direct contracting revenue	—	137,205	—	137,205
Service revenue	34	12,811	—	12,845
Investment income	5,433	(16,184)	—	(10,751)
Total unaffiliated revenue	1,370,301	206,327	—	1,576,628
Affiliated revenue	—	215,805	(215,805)	—
Total segment revenue	1,370,301	422,132	(215,805)	1,576,628
Operating income (loss)	(229,602)	(18,485)	—	(248,087)

Depreciation and amortization	$6,034	$7,195	$—	$13,229

Three Months Ended June 30, 2021	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$1,023,759	$18,327	$—	$1,042,086
Direct contracting revenue	—	—	—	—
Service revenue	90	11,995	—	12,085
Investment income	1,158	58,511	—	59,669
Total unaffiliated revenue	1,025,007	88,833	—	1,113,840
Affiliated revenue	—	25,481	(25,481)	—
Total segment revenue	1,025,007	114,314	(25,481)	1,113,840
Operating income (loss)	(115,964)	56,919	—	(59,045)

Depreciation and amortization	$4,583	$2,612	$—	$7,195

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six Months Ended June 30, 2022	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$2,958,335	$159,444	$—	$3,117,779
Direct contracting revenue	—	320,002	—	320,002
Service revenue	70	25,203	—	25,273
Investment income	6,301	(57,152)	—	(50,851)
Total unaffiliated revenue	2,964,706	447,497	—	3,412,203
Affiliated revenue	—	595,587	(595,587)	—
Total segment revenue	2,964,706	1,043,084	(595,587)	3,412,203
Operating income (loss)	(336,624)	(88,443)	—	(425,067)

Depreciation and amortization	$12,073	$14,197	$—	$26,270

Six Months Ended June 30, 2021	Bright HealthCare	NeueHealth	Eliminations	Consolidated
Premium revenue	$1,865,684	$37,033	$—	$1,902,717
Direct contracting revenue	—	—	—	—
Service revenue	90	20,433	—	20,523
Investment income	2,404	62,754	—	65,158
Total unaffiliated revenue	1,868,178	120,220	—	1,988,398
Affiliated revenue	—	42,633	(42,633)	—
Total segment revenue	1,868,178	162,853	(42,633)	1,988,398
Operating income (loss)	(140,179)	58,301	—	(81,878)

Depreciation and amortization	$6,940	$4,836	$—	$11,776
As a percentage of our total consolidated revenue, premium revenues and direct contracting revenues from CMS were 35% and 31% for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021 premium revenues and direct contracting revenues from CMS were 34% and 28%, respectively. The revenues from CMS are included in premium revenue of our Bright HealthCare segment and direct contracting revenue of our NeueHealth segment. For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. We do not include asset information by reportable segment in the reporting provided to the chief operating decision maker.

NOTE 13. INCOME TAXES

Income tax was an expense of $2.9 million and benefit of $19.5 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, income tax was an expense of $6.1 million and benefit of $18.3 million, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three months ended June 30, 2022, the expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. For the three and six months ended June 30, 2021, the benefit largely relates to adjustments to the valuation allowance for federal and state deferred tax assets, as well as the effect of deferred taxes recorded as part of business combination accounting for the Universal Care, Inc. (d.b.a. Brand New Day), THNM, Zipnosis, and Central Health Plan of California acquisitions.

We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended June 30, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2022 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NOTE 14. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests in our subsidiaries whose redemption is outside of our control are classified as temporary equity. The following table provides details of our redeemable noncontrolling interest activity for the three and six months ended June 30, 2022 and 2021 (in thousands):

	2022	2021
Balance at January 1	$128,407	$39,600
(Losses) earnings attributable to noncontrolling interest	(2,681)	288
Measurement adjustment	17,285	329
Balance at March 31	$143,011	$40,217
Earnings attributable to noncontrolling interest	3,625	640
Tax distributions to noncontrolling interest holders	(1,894)	—
Measurement adjustment	19,712	155
Balance at June 30	$164,454	$41,012

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

There were no financial statement impacts of the performance guarantee at June 30, 2021 or for the three and six-month period then ended. The tables below include the financial statement impacts of the performance guarantee at June 30, 2022 and for the three and six-month period then ended (in thousands):

June 30, 2022
Direct contracting performance year receivable (1)(2)	$396,104
Direct contracting performance year obligation(2)(3)	310,603

(1)     We estimate there to be $95.3 million in out-of-network claims incurred by beneficiaries aligned to our DCE but not reported as of June 30, 2022; this is included in medical costs payable on the Condensed Consolidated Balance Sheets.
(2)    In May 2022, we received an updated benchmark from CMS resulting in the reduction of both our Direct contracting performance year receivable and obligation by $97.6 million.
(3)    This obligation represents the consideration due to providers, net of the shared savings or loss for the period and amortization of the liability.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Amortization of Direct contracting performance year receivable	$156,808	$231,935
Amortization of Direct contracting performance year obligation	164,404	347,201
Direct contracting revenue	137,205	320,002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and the “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K and our Form 10-Q for the quarterly period ended March 31, 2022. Unless the context otherwise indicates or requires, the terms “we”, “our”, and the “Company” as used herein refer to Bright Health Group, Inc. and its consolidated subsidiaries.

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

NeueHealth. Our healthcare enablement and technology business, NeueHealth, is developing the next generation, integrated healthcare system. NeueHealth aims to significantly reduce the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of June 2022, NeueHealth delivers high-quality virtual and in-person clinical care through its approximately 75 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics, NeueHealth maintains over 555,000 unique patient relationships as of June 30, 2022, approximately 500,000 of which are served through value-based arrangements, across multiple payors.

Bright HealthCare. Our healthcare financing and distribution business, Bright HealthCare, delivers simple, personal, and affordable solutions to integrate the consumer into Bright Health’s alignment model. Bright HealthCare currently aggregates and delivers healthcare benefits to over 1.0 million consumers through its various offerings, serving consumers across multiple product lines in 17 states. Bright HealthCare’s customers include commercial health plans across 16 states, which serve approximately 1.0 million individuals, as well as MA products in 6 states, which serve over 120,000 lives and generally focus on higher risk, special needs populations.

COVID-19 Update

The ongoing COVID-19 pandemic, including its effect on the macroeconomic environment, and the response of local, state, and federal governments to contain and manage the virus, continues to impact our business. The emergence of COVID-19 variants in the United States and abroad continues to prolong the risk of additional surges of the virus. In addition, certain new variants have emerged that appear more transmissible and more resistant to current vaccines. Some individuals have also delayed or are not seeking routine medical care to avoid COVID-19 exposure. These and other responses to the COVID-19 pandemic have meant that our Medical Cost Ratio (“MCR”) may be subject to additional uncertainty as certain segments of the economy and workforce come back on line, members resume care that may have been foregone, and the broader population becomes vaccinated. Although the number of people who have been vaccinated has been increasing, the duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depends on factors beyond our knowledge and control.

For the three months ended June 30, 2022 and 2021, the impact of COVID-19 increased our MCR by 130 basis points and 320 basis points, respectively, reflecting an increase in medical costs of $20.0 million and $33.6 million, respectively. For the six months ended June 30, 2022 and 2021, the impact of COVID-19 increased our MCR by 230 basis points and 360 basis points, respectively, reflecting an increase in medical costs of $78.5 million and $68.4 million, respectively.

Business Update

Our mission – Making Healthcare Right. Together. – is built on the belief that by connecting and aligning the best local resources in healthcare delivery with the financing of care, we can deliver better outcomes at a lower cost for all consumers.

In the year since we became a public company, our business has matured in scale, diversification, capabilities, and consistency in performance. We have achieved scale across some of the largest markets in the country, specifically in Florida, Texas, North Carolina and California. We continue to demonstrate diversification across both our Commercial and growing Medicare Advantage business. We have significantly grown our NeueHealth business, while demonstrating the differentiated performance of our Fully Aligned Care Model. In addition to that growth, we have made substantial progress on improving our underlying operating performance, developing our proprietary BiOS technology, and driving integration between our Bright HealthCare and NeueHealth businesses. These pieces together all drive key points of differentiation for Bright Health Group.

In the second quarter of 2022, we continued to deliver top-line growth, while making significant progress on our Fully Aligned Model and our operational improvements. We delivered strong growth in our core markets while effectively managing medical costs across all of our markets. Our second quarter of 2022 revenue increase is driven by year-over-year member growth, as we increased to approximately 970,000 Commercial consumers and approximately 120,000 Medicare Advantage consumers. Our consolidated revenues increased 41.5% year over year to $1.6 billion. On a segment basis, Bright HealthCare revenue increased 33.6% year over year to $1.4 billion, and NeueHealth revenue increased to $422.1 million, compared to $114.3 million in the prior year.

During the second quarter, we also continued to deliver on the focused actions and operational improvements we previously laid out. For example:

•Through our medical cost management efforts, we are achieving cost savings in line with our expectations, and we are experiencing lower COVID costs to this point in 2022. Overall, utilization across our business is lower and has been stable through the second quarter, We are also seeing the benefits of a larger percentage of our membership being retained from last year.

•Our risk adjustment performance is improved this year due to the larger retained member base, a more stable Special Enrollment Period and our operational improvements. In Florida, for example, our internal data shows we are achieving an approximately 25% improvement in risk adjustment on a per-member basis. We have also made improvements to our member engagement efforts in 2022. We have attributed members more quickly to our owned and affiliate care providers, and we are identifying members with complex health conditions who would benefit from care interventions earlier. Importantly, we are doing this for members in both our Commercial and Medicare Advantage plans. Our efforts around identifying higher-risk members supports our patient outreach, allowing us to better direct members to in-network care, as well as helping us to accurately capture the risk of the patient population we serve.

•Our technology development and operational capabilities have advanced in 2022. Our new Prism claims management and Panorama platforms are performing well and allowing us to achieve our target benchmarks for prompt pay, aged claims and appropriate denials. While the claims platform in our legacy markets continues to require more manual work, we made progress on claims processing in these markets and continued to bring down the median age of claims during the first half of 2022.

•We are also upgrading our provider facing systems, adding more automated and electronic processes for Care Providers, which we believe increases provider satisfaction, makes our business more efficient and drives better site of care selection, which should help lower medical costs.

We believe the operational improvements we’ve made in 2022 set us up well as we look out to 2023. We expect to continue our 2022 efforts on medical cost management, including implementing new contracts that reflect the scale of our business, driving lower medical costs for consumers. We expect further improvement in our engagement with members and accurately capturing the risk coding of these members across our markets. We also expect to benefit from the markets we entered in 2022 going into their second year, where we will have significantly more data on our members, and we expect to drive a meaningful improvement in the accuracy of risk adjustment. We’ve driven an improvement in the MCR in both our Commercial and Medicare Advantage business in 2022 and expect to continue to improve our performance in 2023. We also expect to drive further profitability in our Direct Contracting business in the new ACO Reach program, building on our performance in 2022.

We view the market as being in a disciplined pricing environment heading into 2023 that supports the positive pricing actions we have taken. These pricing actions take into account our underlying unit cost structure, medical management initiatives, and our objective to move our business closer to our targeted long-term margins. Overall, we do not expect these pricing actions to meaningfully alter our competitive positioning in the aggregate, and we are positive on the potential consumer and enrollment benefits of the Advanced Premium Tax Credit subsidies extension in the proposed Inflation Reduction Act of 2022. We will also continue to advance our Fully Aligned Care Model and drive medical cost benefits from the combined strength of our Bright HealthCare and NeueHealth businesses. The net result of pricing next year across both Commercial and Medicare Advantage, combined with our medical cost efforts, are expected to drive improvement in gross margin and improve profitability.

Key Metrics and Non-GAAP Financial Measures
In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table provides the approximate consumers and patients served as of June 30, 2022 and 2021.

	As of June 30,
	2022	2021
Bright HealthCare Consumers Served
Commercial(1)	970,000	550,000
Medicare Advantage	120,000	110,000

NeueHealth Patients
Value-based Care Patient Lives	500,000	40,000
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net Loss	$(251,330)	(43,723)	$(431,959)	(68,268)
Adjusted EBITDA(1)	$(194,860)	(93,766)	$(269,690)	(107,593)

(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding interest expense, income taxes, depreciation and amortization, any impairment of intangible assets, adjusted for the impact of acquisition and financing-related transaction costs, share-based compensation, changes in the fair value of equity securities, changes in the fair value of contingent consideration, contract termination costs and restructuring costs. Adjusted EBITDA has been presented in this Quarterly Report as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net loss	$(251,330)	$(43,723)	$(431,959)	$(68,268)
Interest expense	337	4,142	1,530	4,688
Income tax expense (benefit)	2,904	(19,464)	6,144	(18,298)
Depreciation and amortization	13,229	7,195	26,270	11,776
Impairment of intangible assets	—	—	6,720	—
Transaction costs (a)	299	3,130	410	5,150
Share-based compensation expense (b)	20,220	13,878	53,141	19,054
Change in fair value of equity securities (c)	16,183	(58,511)	57,151	(62,754)
Change in fair value of contingent consideration (d)	—	(413)	—	1,059
Contract termination costs (e)	500	—	1,241	—
Restructuring costs (f)	2,798	—	9,662	—
Adjusted EBITDA	$(194,860)	$(93,766)	$(269,690)	$(107,593)

(a)Transaction costs include accounting, tax, valuation, consulting, legal and investment banking fees directly relating to business combinations and certain costs associated with our initial public offering. These costs can vary from period to period and impact comparability, and we do not believe such transaction costs reflect the ongoing performance of our business.
(b)Represents non-cash compensation expense related to stock option and restricted stock unit award grants, which can vary from period to period based on a number of factors, including the timing, quantity and grant date fair value of the awards.
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

Results of Operations
The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three and six months ended June 30, 2022 and 2021.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Income (loss) and operating data:	2022	2021	2022	2021

Revenue:
Premium revenue	$1,437,329	$1,042,086	$3,117,779	$1,902,717
Direct contracting revenue	137,205	—	320,002	—
Service revenue	12,845	12,085	25,273	20,523
Investment income (loss)	(10,751)	59,669	(50,851)	65,158
Total revenue	1,576,628	1,113,840	3,412,203	1,988,398
Operating expenses
Medical costs	1,398,166	904,630	2,978,762	1,589,200
Operating costs	413,320	261,060	832,238	469,300
Depreciation and amortization	13,229	7,195	26,270	11,776
Total operating expenses	1,824,715	1,172,885	3,837,270	2,070,276
Operating loss	(248,087)	(59,045)	(425,067)	(81,878)
Interest expense	337	4,142	1,530	4,688
Other income	2	—	(782)	—
Loss before income taxes	(248,426)	(63,187)	(425,815)	(86,566)
Income tax expense	2,904	(19,464)	6,144	(18,298)
Net loss	(251,330)	(43,723)	(431,959)	(68,268)
Net earnings attributable to non-controlling interest	(23,336)	(795)	(37,941)	(1,412)
Series A preferred stock dividend accrued	(9,461)	—	(18,399)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(284,127)	$(44,518)	$(488,299)	$(69,680)
Adjusted EBITDA	$(194,860)	$(93,766)	$(269,690)	$(107,593)
Medical Cost Ratio (1)	88.8%	86.8%	86.6%	83.5%
Operating Cost Ratio (2)	26.2%	23.4%	24.4%	23.6%
(1)Medical Cost Ratio is defined as medical costs divided by premium and direct contracting revenue.
(2)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues increased by $462.8 million, or 41.5%, for the three months ended June 30, 2022 as compared to the same period in 2021, which was driven by premium revenue due to an increase of approximately 340,000 Bright HealthCare consumers and over 460,000 value-based care patient lives. In addition, two DCEs aligned with our NeueHealth segment began participating in the DC Model effective January 1, 2022, which contributed $137.2 million of the increase in total revenue. The increases in premium revenue and Direct contracting revenue were partially offset by an investment loss for the three months ended June 30, 2022, as a result of $16.2 million of unrealized loss from investments in equity securities, compared to an unrealized gain of $58.5 million in the prior-year period.

Total revenues increased by $1.4 billion, or 71.6%, for the six months ended June 30, 2022 as compared to the same period in 2021. This increase is driven by increases in Bright HealthCare consumers and value-based care patient lives, as well as $320.0 million of Direct contracting revenue. The increases in premium revenue and Direct contracting revenue were partially offset by an investment loss for the six months ended June 30, 2022, as a result of $57.2 million of unrealized loss from investments in equity securities, compared to an unrealized gain of $62.8 million in the prior-year period.

Medical costs increased by $493.5 million, or 54.6%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in medical costs was driven by an increase in consumers through both organic growth in consumers and inorganic growth attributable to the acquisition of Centrum. Medical costs incurred associated with beneficiaries aligned to our DCEs also contributed to the increase. Medical costs increased by $1.4 billion, or 87.4%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in medical costs was driven by consistent factors with the three months ended June 30, 2022 with additional impact from the acquisitions of CHP and THNM, which were acquired on April 1, 2021 and March 31, 2021, respectively.

Our MCR of 88.8% for the three months ended June 30, 2022 increased 200 basis points compared to the same period in 2021. Our MCR included a 130 basis point and a 320 basis point unfavorable impact from COVID-19 costs for the three months ended June 30, 2022 and 2021, respectively. In addition, our MCR was impacted by Direct Contracting revenue recorded at a 97.9% MCR, which increased our MCR by 90 basis points. Our MCR of 86.6% for the six months ended June 30, 2022 increased 310 basis points compared to the same period in 2021. Our MCR included a 230 basis point and a 360 basis point unfavorable impact from COVID-19 costs for the six months ended June 30, 2022 and 2021, respectively. In addition, our MCR was impacted by Direct Contracting revenue recorded at a 97.2% MCR, which increased our MCR by 110 basis points.

Operating costs increased by $152.3 million, or 58.3%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in operating costs was primarily due to recording $36.8 million of premium deficiency reserve (“PDR”) expense and a $27.3 million increase in compensation and benefit costs driven by increases in employees, a $6.3 million increase in share-based compensation costs and $2.4 million of restructuring severance costs as part of a workforce reduction in 2022. In addition, operating costs from new market entry and consumer growth, as well as marketing and selling expenses contributed to the year-over-year increase in operating costs. The three and six months ended June 30, 2022 also include a net increase of $36.8 million of premium deficiency reserve expense due to expected future losses in certain markets in 2022 in our Bright HealthCare segment. Operating costs increased by $362.9 million or 77.3% for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in operating costs was driven by consistent factors with the three months ended June 30, 2022. Operating costs for the six months ended June 30, 2022, also include a $6.7 million impairment of intangible assets.

Our operating cost ratio of 26.2% for the three months ended June 30, 2022, increased 280 basis points compared to the same period in 2021. Our operating cost ratio of 24.4% for the six months ended June 30, 2022 increased 80 basis points compared to the same period in 2021. The increase in both 2022 periods was primarily due to recording $36.8 million PDR expense in the three and six months ended June 30, 2022 and the unrealized loss on investments in equity securities compared to unrealized gains in the same periods in 2021. Excluding PDR and unrealized gains and losses on equity securities, our operating costs ratio decreased due to operating costs increasing at a slower rate than the increased premium revenues earned as a result of consumer growth and participation in the DC Model, as we continue to gain leverage on our operating costs as we grow.

Depreciation and amortization increased by $6.0 million, or 83.9%, for the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to $4.1 million of amortization expense resulting from intangible assets acquired in the Centrum acquisition, for which there was no comparable amount in the three months ended June 30, 2021. Depreciation and amortization increased by $14.5 million, or 123.1%, for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to $8.2 million of amortization expense resulting from intangible assets acquired in the Centrum acquisition, for which there were no comparable amounts in the six months ended June 30, 2021, as well as $2.7 million of amortization of intangibles acquired in the CHP and Zipnosis acquisitions, for which there were only comparable amounts in the three months ended June 30, 2021. Both 2022 periods also experienced an increase in depreciation expense compared to the same periods in 2021 primarily due to depreciation related to capitalized software projects completed in the past year.

Interest expense was $0.3 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively, which was due to interest on the Credit Agreement we entered into in March 2021. Interest expense for the six months ended June 30, 2022 and 2021 was $1.5 million and $4.7 million, respectively.

Income tax expense was $2.9 million and $6.1 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2022, the income tax expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. For the three and six months ended June 30, 2021, the income tax was a benefit of $19.5 million and $18.3 million, respectively, which was due to adjustments to the valuation allowance for federal and state deferred tax assets, as well as the effect of deferred taxes recorded as part of business combination accounting for the Brand New Day, Zipnosis, THNM, and CHP acquisitions.

Bright HealthCare
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Statement of income (loss) and operating data:	2022	2021	2022	2021

Bright HealthCare:
Commercial revenue	$945,274	$683,943	$2,108,498	$1,304,999
Medicare Advantage revenue	419,594	339,906	849,907	560,775
Investment income	5,433	1,158	6,301	2,404
Total revenue	1,370,301	1,025,007	2,964,706	1,868,178
Operating expenses:
Medical costs	1,220,897	894,059	2,544,621	1,569,115
Operating costs	372,972	242,329	744,636	432,302
Depreciation and amortization	6,034	4,583	12,073	6,940
Total operating expenses	1,599,903	1,140,971	3,301,330	2,008,357
Operating loss	$(229,602)	$(115,964)	$(336,624)	$(140,179)
Medical Cost Ratio (MCR)	89.5%	87.3%	86.0%	84.1%

Commercial revenue increased by $261.3 million, or 38.2%, for the three months ended June 30, 2022 as compared to the same period in 2021. Commercial revenue increased by $803.5 million, or 61.6%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in revenues in both 2022 periods, compared to 2021, was driven by an increase in consumer lives of approximately 420,000 due to organic growth and entry into new markets in 2022 – particularly entry into Texas. These increases were partially offset by a $562.4 million increase in risk adjustment payable in the three months ended June 30, 2022, which included a $93.1 million increase in risk adjustment based on expected final settlement of the 2021 risk adjustment payable, as well as an increase in risk adjustment payable related to 2022.

Medicare Advantage revenue increased by $79.7 million, or 23.4%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase was driven by favorable premium rates and an increase in consumer lives of approximately 10,000 due to organic growth. Medicare Advantage revenue increased by $289.1 million, or 51.6%, for the six months ended June 30, 2022 as compared to the same period in 2021. The six months ended June 30, 2022 included $129.2 million of revenue from our acquisition of CHP, which occurred on April 1, 2021. The remaining increase was primarily driven by favorable premium rates and organic consumer growth.

Medical costs increased by $326.8 million or 36.6%, for the three months ended June 30, 2022 as compared to the same period in 2021. For the three months ended June 30, 2022 and 2021, the impact of COVID-19 increased our medical costs $20.0 million and $33.6 million, respectively. Medical costs increased by $975.5 million, or 62.2%, for the six months ended June 30, 2022 as compared to the same period in 2021. For the six months ended June 30, 2022 and 2021, the impact of COVID-19 increased our medical costs $78.5 million and $68.4 million, respectively. The remaining increase in the 2022 periods is due to an approximately 65.2% increase in consumers, primarily in our Commercial business, partially offset by favorable medical cost rates. The three and six months ended June 30, 2022 include $53.3 million of favorable medical costs related to 2021, as well as favorable medical cost rates related to 2022. In addition, the six months ended June 30, 2022 included six months of medical costs from our acquisition of CHP, compared to the same period in 2021, which included three months of medical costs from CHP.

Our MCR of 89.5% for the three months ended June 30, 2022 increased 220 basis points compared to the same period in 2021. Our MCR for the three months ended June 30, 2022 included a 130 basis point unfavorable impact from COVID-19 costs. Our MCR for the three months ended June 30, 2021 included a 320 basis point unfavorable impact from COVID-19 costs. Our MCR of 86.0% for the six months ended June 30, 2022 increased 190 basis points compared to the same period in 2021. Our MCR included a 230 basis point and a 360 basis point unfavorable impact from COVID-19 costs for the six months ended June 30, 2022 and 2021, respectively. The increase in MCR in both 2022 periods compared to 2021, was primarily due to an increase in risk adjustment payable in our Commercial business.

Operating costs increased by $130.6 million, or 53.9%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily due to increased compensation and benefit costs driven by an increase in employees and an increase in share-based compensation costs. The three and six months ended June 30, 2022 also include a net increase of $36.8 million of premium deficiency reserve expense due to expected future losses in certain markets in 2022 in our Bright HealthCare segment. In addition, we experienced increases in operating costs from new market entry and increased marketing and selling expenses. Operating costs for the six months ended June 30, 2022 increased by $312.3 million or 72.2% as compared to the same period in 2021. The increase in operating costs was driven by consistent factors with the three months ended June 30, 2022 with additional impact from a $6.7 million impairment of intangible assets.

Depreciation and amortization increased by $1.5 million, or 31.7%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase was due to an increase in depreciation expense primarily due to depreciation related to capitalized software projects completed in the past year. Depreciation and amortization increased by $5.1 million, or 74.0%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was due to $2.4 million of amortization of intangibles acquired in the CHP acquisition, for which there were only comparable amounts in the three months ended June 30, 2021, as well as an increase in depreciation expense consistent with the three months ended June 30, 2022.

NeueHealth
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Statement of income (loss) and operating data:	2022	2021	2022	2021

NeueHealth:
Premium revenue	$276,460	$36,172	$731,462	$64,846
Direct contracting revenue	137,205	—	320,002	—
Service revenue	24,651	19,631	48,772	35,253
Investment income (loss)	(16,184)	58,511	(57,152)	62,754
Total revenue	422,132	114,314	1,043,084	162,853
Operating expenses
Medical costs	381,387	28,415	1,006,381	47,897
Operating costs	52,035	26,368	110,949	51,819
Depreciation and amortization	7,195	2,612	14,197	4,836
Total operating expenses	440,617	57,395	1,131,527	104,552
Operating income (loss)	$(18,485)	$56,919	$(88,443)	$58,301
Medical Cost Ratio (MCR)	92.2%	78.6%	95.7%	73.9%

Premium revenue increased by $240.3 million, or 664.3%, for the three months ended June 30, 2022 as compared to the same period in 2021. Premium revenue increased by $666.6 million, or 1028.0%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in premium revenue for the three and six months ended June 30, 2022 is primarily due to growth in capitated revenue driven by the acquisition of Centrum on July 1, 2021.

We began participating in the DC Model beginning in January 2022 through two DCEs aligned with our NeueHealth business. Direct contracting revenue was $137.2 million and $320.0 million for the three and six months ended June 30, 2022, respectively. This revenue was attributable to the alignment of beneficiaries to our DCE entities, which numbered approximately 47,000 at June 30, 2022. We received updated benchmark data from CMS during the second quarter of 2022, which resulted in a sequential decrease in Direct contracting revenue in the second quarter of 2022 compared to the first quarter of 2022. See Note 15, Direct Contracting, for additional information regarding our remaining performance obligation based on the most recent benchmark data.

Service revenue increased by $5.0 million, or 25.6%, for the three months ended June 30, 2022 as compared to the same period in 2021. Service revenue increased by $13.5 million, or 38.3%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in service revenue in both 2022 periods is primarily driven by increased intercompany network contract service revenue with our Bright HealthCare segment, which is charged on a per consumer per month basis and has increased due to market expansion and an increase in consumer lives. The acquisition of Zipnosis on March 31, 2021 also contributed to the year-over-year increase in service revenue.

We experienced a $16.2 million investment loss for the three months ended June 30, 2022, compared to investment income of $58.5 million in the three months ended June 30, 2021. For the six months ended June 30, 2022 and 2021 we experienced a $57.2 million investment loss and $62.8 million investment income, respectively. The investment income and loss in both periods was due to unrealized gains and losses on equity securities.

Medical costs were $381.4 million for the three months ended June 30, 2022, an increase of $353.0 million as compared to the same period in 2021, which was primarily driven by an increase in patient lives as a result of the Centrum acquisition, new market expansion and our participation in Direct Contracting beginning in January 2022. MCR was 92.2% for the three months ended June 30, 2022, compared to 78.6% for the three months ended June 30, 2021. The increase was primarily due to higher MCRs in new markets where we do not have prior history, as well as a higher MCR for our DCEs of 97.9%. Medical costs for the six months ended June 30, 2022 were $1.0 billion, an increase of $958.5 million as compared to the same period in 2021. The increase in medical costs was driven by consistent factors with the three months ended June 30, 2022. MCR was 95.7% for the six months ended June 30, 2022, compared to 73.9% for the six months ended June 30, 2021. The increase in MCR was driven by consistent factors with the three months ended June 30, 2022 including a higher MCR for our DCEs of 97.2%.

Operating costs increased by $25.7 million, or 97.3%, for the three months ended June 30, 2022 as compared to the same period in 2021. Operating costs increased by $59.1 million, or 114.1%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in both 2022 periods was primarily due to increased compensation and benefit costs from more employees, and outsourced vendor fees in support of consumer growth, as well as costs from the Centrum acquisition.

Depreciation and amortization increased by $4.6 million for the three months ended June 30, 2022 as compared to the same period in 2021. Depreciation and amortization increased by $9.4 million for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in both 2022 periods was primarily due to amortization expense of $4.1 million and $8.2 million for the three and six months ended June 30, 2022, respectively, resulting from intangible assets acquired as part of the Centrum acquisition, which occurred on July 1, 2021.

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

We expect to continue to incur operating losses for the foreseeable future. We believe that without any future financing, our current resources are insufficient to satisfy our obligations as they become due within one year after the date that the financial statements are issued. Our current lack of financial resources raises substantial doubt as to our ability to continue as a going concern.

In addition to our current capital needs, we regularly evaluate our future capital needs to support our future growth plans and other strategic opportunities that may arise. We may seek funds through borrowings or through additional rounds of financing, including private or public equity offerings. Our longer-term future capital requirements and ability to raise additional capital will depend on many forward-looking factors, including:

•investor confidence in our ability to continue as a going concern,
•our ability to continue executing on cost saving measures previously described, and
•our ability to successfully improve our profitability.

Our expected primary short-term uses of cash for our regulated insurance entities include ongoing disbursements for claims payments, the Direct Contracting performance year obligation, as well as payments into the risk adjustment program which generally occur in the third quarter. For our non-regulated entities, our expected short-term uses of cash include capital infusions into our regulated insurance entities, interest payments and other general and administrative costs. Our long-term cash requirements include operating lease obligations and redeemable noncontrolling interest.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company, pending regulatory approval, or through reimbursements related to administrative services agreements with the parent company. The Company declared no dividends from the regulated insurance entities to the parent company during the six months ended June 30, 2022 and 2021. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to satisfy regulatory requirements. As of June 30, 2022 and December 31, 2021, the amounts held in risk-based capital and surplus at regulated insurance legal entities was in excess of the minimum requirements, except for three states where we are currently working with the state departments of insurance to rectify potential instances of noncompliance.

Credit Agreement

We have a $350.0 million Credit Agreement, which matures on February 28, 2024. The Credit Agreement contains a covenant that requires the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00. The Credit Agreement also contains a covenant that require us to maintain a minimum liquidity of $150.0 million. As of June 30, 2022, we had no short-term borrowings under the Credit Agreement.

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

As of June 30, 2022, we had $46.1 million of outstanding, undrawn letters of credit under the Credit Agreement, which reduce the amount available to borrow.

In July 2022, we borrowed $153.9 million on the Credit Agreement at an effective annual interest rate of 8.32%.

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

Cash and Investments

As of June 30, 2022, we had $1.4 billion in cash and cash equivalents, $833.9 million in short-term investments and $861.7 million long-term investments on the consolidated balance sheet. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of June 30, 2022, we had non-regulated cash and cash equivalents of $74.0 million, short-term investments of $64.3 million and no long-term investments.

As of June 30, 2022, we had regulated insurance entity cash and cash equivalents of $1.4 billion, of which $2.7 million was restricted, short-term investments of $769.6 million, of which $3.5 million was restricted, and long-term investments of $861.7 million, of which $2.4 million was restricted.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Net cash provided by operating activities	$726,664	$497,146
Net cash used in investing activities	(951,585)	(368,221)
Net cash provided by financing activities	591,259	889,023
Net increase in cash and cash equivalents	366,338	1,017,948
Cash and cash equivalents at beginning of period	1,061,179	488,371
Cash and cash equivalents at end of period	$1,427,517	$1,506,319

Operating Activities

During the six months ended June 30, 2022, net cash provided by operating activities increased by $229.5 million compared to the six-month period ended June 30, 2021, primarily driven by the increase in consumer growth driving the increased risk adjustment and medical cost payables, partially offset by an increase in our net loss and a decrease in our accounts payable and other liabilities. We expect to pay $1.0 billion during the three months ending September 30, 2022 to settle our 2021 risk adjustment liability due to CMS.

Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities increased by $583.4 million compared to the six-month period ended June 30, 2021. The increase was primarily attributable to a $788.9 million increase in purchases of investments, net of proceeds from sales, paydowns and maturities of investments, which was driven by additional investments at our regulated entities to support continued consumer growth. The increase of cash used for investments was partially offset by a $210.2 million decrease in cash used for acquisitions compared to the six months ended June 30, 2021.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities decreased by $297.8 million compared to the six months ended June 30, 2021, primarily due to a decrease in cash provided by equity financings. During the six-month period ended June 30, 2022, we received $747.5 million of net proceeds from the issuance of Series A Preferred Stock in January 2022; whereas, we received net proceeds of $887.3 million from the sale of our common stock in our initial public offering during the six-month period ended June 30, 2021. In addition, we repaid $155.0 million of outstanding borrowings under the Credit Agreement during the six months ended June 30, 2022.

Critical Accounting Policies and Estimates

The critical accounting policies that reflect our significant judgements and estimates used in the preparation of our condensed consolidated financial statements include those described in the 2021 Form 10-K and the Form 10-Q for the quarterly period ended March 31, 2022 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates for the period ended June 30, 2022:

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

Interest Risk

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. We invest in a professionally managed portfolio of securities, which includes debt securities of publicly traded companies, obligations of the U.S. government, domestic government agencies, and state and political subdivisions. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies and other factors outside of our control. Assuming a hypothetical and immediate 1% increase in interest rates across the entire U.S. Treasury curve at June 30, 2022, the aggregate market value decrease to our regulated and unregulated portfolios would be approximately $22.5 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in our 2021 Form 10-K, we previously identified a material weakness related to claims pertaining to our IFP business, which were processed by a third-party service provider. The claims were processed inaccurately according to terms of provider contracts and/or related fee schedules, or did not consistently go through claims re-pricing, where necessary, prior to payment. As of June 30, 2022, we continue to have a material weakness in IFP third-party claims processing. Since the identification of this material weakness, we have been expanding the comprehensiveness of our pre-pay and post-pay claims quality assurance procedures and datamining capabilities designed to enable targeted identification of potential claims payment discrepancies or other process gaps. Additionally, we have established review procedures for certain claims that go through repricing but do not get repriced, to determine if additional action needs to be taken to ensure claims are processed as in-network or out-of-network. We also have a provider data improvement initiative underway, to address known issues with how provider data is being managed end-to-end. Among other objectives, the focus of this initiative is to address provider data issues that contributed to the identified claims processing errors.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than the matters described in Note 11, Commitments and Contingencies, we are not presently a party to any litigation the outcomes of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our 2021 Form 10-K and our other filings with the SEC. Except as set forth below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2021 Form 10-K and Form 10-Q for the quarterly period ended March 31, 2022.

We may not be able to continue as a going concern if we do not obtain additional financing in the future

We have a history of operating losses and our current lack of financial resources to meet future obligations raises substantial doubt as to our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon us obtaining additional financing. Our current plan is to obtain additional equity financing; however, such additional capital may not be available to us on acceptable terms on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop would be harmed. Furthermore, any new equity we issue may result in the dilution of our existing stockholders.
.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

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

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2022, filed with the SEC on August 12, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
104	Cover Page Interactive Data File (formatted as iXBRL and embedded within Exhibit 101)

* Filed herewith

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

BRIGHT HEALTH GROUP, INC.

Dated: August 12, 2022	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Catherine R. Smith
	Name:	Catherine R. Smith
	Title:	Chief Financial and Administrative Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)