Form 10-Q
period 2022-09-30
Bright Health Group Inc.
filed 2022-11-14
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-40537

BRIGHT HEALTH GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4991296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Norman Center Drive, Suite 900, Minneapolis, MN	55437
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (612) 238-1321

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BHG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of November 7, 2022, the registrant had 630,077,675 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Statements made in this Quarterly Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, our business plan and strategies, and our operational and– financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to continue as a going concern; our ability to quickly and efficiently wind down our Individual and Family Plan (“IFP”) businesses and Medicare Advantage (“MA”) businesses outside of California; our ability to accurately estimate and effectively manage the costs relating to changes in our businesses offerings and models; a delay or inability to withdraw regulated capital from our subsidiaries; our ability to comply with ongoing regulatory requirements, including consent decrees or government orders; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our ability to obtain and accurately assess, code, and report IFP and MA risk adjustment factor scores for consumers; our ability to contract with care providers and arrange for the provision of quality care; our ability to accurately estimate our medical expenses, effectively manage our costs and claims liabilities or appropriately price our products and charge premiums; our ability to obtain claims information timely and accurately; the impact of the ongoing COVID-19 pandemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage the growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions and integrate acquired businesses; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; our ability to adapt to new risks associated with our expansion into Direct Contracting; and the other factors set forth under the heading “Risk Factors” in this Quarterly Report and Bright Health Group’s Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2022 (“2021 Form 10-K”) and our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,605,525	$1,061,179
Short-term investments	299,897	193,835
Accounts receivable, net of allowance of $7,129 and $4,074, respectively	120,489	113,474
Direct contracting performance year receivable	234,776	—
Prepaids and other current assets	377,214	291,712
Total current assets	2,637,901	1,660,200
Other assets:
Long-term investments	865,677	675,192
Property, equipment and capitalized software, net	47,938	38,344
Goodwill	761,285	835,140
Intangible assets, net	263,265	343,860
Other non-current assets	36,061	45,603
Total other assets	1,974,226	1,938,139
Total assets	$4,612,127	$3,598,339
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$975,126	$817,975
Accounts payable	111,272	118,140
Unearned revenue	195,892	53,295
Risk adjustment payable	1,308,959	931,170
Direct contracting performance year obligation	155,145	—
Short-term borrowings	303,947	155,000
Other current liabilities	201,014	207,238
Total current liabilities	3,251,355	2,282,818
Other liabilities	33,121	41,994
Total liabilities	3,284,476	2,324,812
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	211,026	128,407
Series A redeemable preferred stock, $0.0001 par value; 100,000,000 shares authorized in 2022 and 2021; 750,000 and — shares issued and outstanding in 2022 and 2021, respectively	747,481	—
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2022 and 2021; 629,915,081 and 628,622,872 shares issued and outstanding in 2022 and 2021, respectively	63	63
Additional paid-in capital	2,939,820	2,861,243
Accumulated deficit	(2,476,822)	(1,700,851)
Accumulated other comprehensive loss	(81,917)	(3,335)
Treasury stock, at cost, 2,522,148 shares at September 30, 2022 and December 31, 2021, respectively	(12,000)	(12,000)
Total shareholders’ equity (deficit)	369,144	1,145,120
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$4,612,127	$3,598,339
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Premium revenue	$1,463,011	$1,020,233	$4,580,790	$2,922,950
Direct contracting revenue	145,433	—	465,435	—
Service revenue	12,117	11,079	37,390	31,602
Investment income (loss)	11,731	47,345	(39,120)	112,503
Total revenue	1,632,292	1,078,657	5,044,495	3,067,055
Operating expenses:
Medical costs	1,456,862	1,050,943	4,435,624	2,640,143
Operating costs	297,445	309,790	1,122,964	779,090
Goodwill impairment	74,165	—	74,165	—
Intangible assets impairment	42,611	—	49,331	—
Depreciation and amortization	13,904	14,205	40,173	25,981
Total operating expenses	1,884,987	1,374,938	5,722,257	3,445,214
Operating loss	(252,695)	(296,281)	(677,762)	(378,159)
Interest expense	4,905	1,594	6,435	6,282
Other income	(2)	(1,226)	(784)	(1,226)
Loss before income taxes	(257,598)	(296,649)	(683,413)	(383,215)
Income tax (benefit) expense	1,763	73	7,907	(18,225)
Net loss	(259,361)	(296,722)	(691,320)	(364,990)
Net earnings attributable to noncontrolling interests	(46,710)	(3,942)	(84,651)	(5,354)
Series A preferred stock dividend accrued	(9,684)	—	(28,083)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(315,755)	$(300,664)	$(804,054)	$(370,344)
Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders	$(0.50)	$(0.48)	$(1.28)	$(1.19)
Basic and diluted weighted-average common shares outstanding	629,718	630,378	629,231	312,294
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(259,361)	$(296,722)	$(691,320)	$(364,990)
Other comprehensive (loss) income:
Unrealized investment holding losses arising during the year, net of tax of $0 and $0, respectively	(33,146)	(143)	(82,704)	(1,808)
Less: reclassification adjustments for investment (losses) gains, net of tax of $0 and $0, respectively	(1,615)	160	(4,122)	388
Other comprehensive (loss) income	(31,531)	(303)	(78,582)	(2,196)
Comprehensive loss	(290,892)	(297,025)	(769,902)	(367,186)
Comprehensive loss attributable to noncontrolling interests	(46,710)	(3,942)	(84,651)	(5,354)
Comprehensive loss attributable to Bright Health Group, Inc. common shareholders	$(337,602)	$(300,967)	$(854,553)	$(372,540)
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2022	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	628,623	$63	$2,861,243	$(1,700,851)	$(3,335)	$(12,000)	$1,145,120
Net loss	—	—	—	—	—	(195,234)	—	—	(195,234)
Issuance of preferred stock	750	747,481	—	—	—	—	—	—	—
Issuance of common stock	—	—	370	—	257	—	—	—	257
Share-based compensation	—	—	—	—	32,921	—	—	—	32,921
Other comprehensive loss	—	—	—	—	—	—	(26,340)	—	(26,340)
Balance at March 31, 2022	750	$747,481	628,993	$63	$2,894,421	$(1,896,085)	$(29,675)	$(12,000)	$956,724

Net loss	—	—	—	—	—	(274,666)	—	—	(274,666)
Issuance of common stock	—	—	329	—	415	—	—	—	415
Share-based compensation	—	—	—	—	20,220	—	—	—	20,220
Other comprehensive loss	—	—	—	—	—	—	(20,711)	—	(20,711)
Balance at June 30, 2022	750	$747,481	629,322	$63	$2,915,056	$(2,170,751)	$(50,386)	$(12,000)	$681,982

Net loss	—	—	—	—	—	(306,071)	—	—	(306,071)
Issuance of common stock	—	—	593	—	642	—	—	—	642
Share-based compensation	—	—	—	—	24,122	—	—	—	24,122
Other comprehensive loss	—	—	—	—	—	—	(31,531)	—	(31,531)
Balance at September 30, 2022	750	$747,481	629,915	63	2,939,820	(2,476,822)	(81,917)	(12,000)	369,144
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2021	Shares	Amount	Shares	Amount
Balance at January 1, 2021	164,245	$1,681,015	137,663	$14	$9,877	$(515,989)	$2,426	$—	$(503,672)
Net loss	—	—	—	—	—	(25,162)	—	—	(25,162)
Issuance of preferred stock	1,420	55,137	—	—	—	—	—	—	—
Issuance of common stock	—	—	4,661	—	4,893	—	—	—	4,893
Share-based compensation	—	—	—	—	5,176	—	—	—	5,176
Other comprehensive loss	—	—	—	—	—	—	(1,042)	—	(1,042)
Balance at March 31, 2021	165,665	$1,736,152	142,324	$14	$19,946	$(541,151)	$1,384	$—	$(519,807)

Net loss	—	—	—	—	—	(44,518)	—	—	(44,518)
Issuance of preferred stock	2,067	79,807	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(167,732)	(1,815,959)	427,897	43	1,815,916	—	—	—	1,815,959
Issuance of common stock	—	—	4,120	1	4,722	—	—	—	4,723
Sale of common stock from IPO, net of offering costs	—	—	51,350	5	880,637	—	—	—	880,642
Share-based compensation	—	—	—	—	13,878	—	—	—	13,878
Other comprehensive loss	—	—	—	—	—	—	(851)	—	(851)
Balance at June 30, 2021	—	$—	625,691	$63	$2,735,099	$(585,669)	$533	$—	$2,150,026

Net loss	—	$—	—	$—	$—	$(300,664)	$—	$—	$(300,664)
Issuance of common stock	—	$—	4,965	$—	$75,965	$—	$—	$—	$75,965
Return of common stock from escrow settlement			(2,522)	$—	$(12,000)	$—	$—	$—	$(12,000)
Share-based compensation	—	$—	—	$—	$24,180	$—	$—	$—	$24,180
Other comprehensive loss	—	$—	—	$—	$—	$—	$(303)	$—	$(303)
Balance at September 30, 2021	—	$—	628,134	$63	$2,823,244	$(886,333)	$230	$—	$1,937,204
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(691,320)	$(370,344)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,173	25,981
Impairment of intangible assets	49,331	—
Impairment of goodwill	74,165	—
Share-based compensation	77,263	43,234
Deferred income taxes	1,590	(17,946)
Unrealized loss (gain) on equity securities	58,821	(109,012)
Other, net	9,612	14,555
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(7,015)	(18,683)
Direct contracting performance year receivable	(234,776)	—
Other assets	(77,551)	(86,836)
Medical cost payable	157,151	342,531
Risk adjustment payable	377,789	359,257
Accounts payable and other liabilities	(21,188)	53,853
Unearned revenue	142,597	(3,476)
Direct contracting performance year obligation	155,145	—
Net cash provided by operating activities	111,787	233,114
Cash flows from investing activities:
Purchases of investments	(1,422,025)	(736,838)
Proceeds from sales, paydown, and maturities of investments	980,763	536,110
Purchases of property and equipment	(21,579)	(20,682)
Business acquisitions, net of cash acquired	(310)	(431,718)
Net cash used in investing activities	(463,151)	(653,128)
Cash flows from financing activities:
Proceeds from short-term borrowings	303,947	200,000
Repayments of short-term borrowings	(155,000)	(200,000)
Proceeds from issuance of preferred stock	747,481	—
Proceeds from issuance of common stock	1,314	10,581
Distributions to noncontrolling interest holders	(2,032)	—
Payments for debt issuance costs	—	(3,391)
Proceeds from IPO	—	887,328
Payments for IPO offering costs	—	(6,686)
Net cash provided by financing activities	895,710	887,832
Net increase in cash and cash equivalents	544,346	467,818
Cash and cash equivalents – beginning of year	1,061,179	488,371
Cash and cash equivalents – end of period	$1,605,525	$956,189
Supplemental disclosures of cash flow information:
Changes in unrealized loss on available-for-sale securities in OCI	$(78,582)	$(2,196)
Cash paid for interest	3,171	3,865
Supplemental schedule of non-cash activities:
Redeemable convertible preferred stock issued for acquisitions	$—	$134,944
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$1,815,916
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

In April 2022, we announced that Bright HealthCare will exit the Commercial marketplace in six states for the 2023 plan year: Illinois, New Mexico, Oklahoma, South Carolina, Utah, and Virginia, as well as discontinuing our employer group business. In October 2022, we announced that Bright HealthCare will no longer offer Commercial products in 2023 or offer Medicare Advantage (“MA”) products outside of California.

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

Reportable Segments: During the three months ended September 30, 2022, our reportable segments changed. We now report our operating results through three reportable segments: Bright HealthCare – Commercial, Medicare Advantage and NeueHealth. See Note 12, Segments and Geographic Information, for additional information on our segments. We have reflected this change in all historical periods presented.

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

Going Concern: The condensed consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The Company has a history of operating losses, and we generated a net loss of $691.3 million for the nine months ended September 30, 2022. These losses, as well as significant growth in consumers in the Bright HealthCare – Commercial segment, which has required us to set aside additional cash for equity contributions to maintain minimum regulatory amounts, have reduced the cash available to fund operations. In addition, the Company amended the terms of its debt covenants in November 2022 as further described in Note 7, Short-Term Borrowings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management is implementing a restructuring plan to reduce our capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. The Company’s Bright HealthCare business

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
is exiting the Commercial marketplace for the 2023 plan year and is focusing on its Medicare Advantage business in California. In addition to our market exits, management is implementing additional restructuring activities, which include reducing our workforce, exiting excess office space, and terminating or restructuring contracts. The Company also closed on a $175.0 million capital raise in October 2022 to capitalize our continuing operations as further described in Note 16, Subsequent Events.
The Company believes our restructuring initiatives, along with existing cash and investments, will provide sufficient liquidity to meet its obligations as they come due in the 12 months following the date the condensed consolidated financial statements are issued. As a result, the Company has concluded that management’s plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Costs: Our operating costs, by functional classification for the three and nine months ended September 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Compensation and fringe benefits	$109,629	$100,062	$346,325	$234,467
Professional fees	73,497	61,483	215,627	143,248
Marketing and selling expenses	77,721	69,443	249,458	183,636
Premium taxes and fees	60,708	45,953	196,763	127,783
Premium deficiency reserve	(78,990)	—	(42,233)	—
General and administrative expenses	38,778	19,148	113,344	52,856
Other operating expenses	16,102	13,701	43,680	37,100
Total operating costs	$297,445	$309,790	$1,122,964	$779,090

Recently Issued and Adopted Accounting Pronouncements: In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Our intangible assets related to the Centrum acquisition consist of trade names with a 15-year useful life, customer relationships with 2 to 15-year useful lives, and a reacquired contract between Bright HealthCare and Centrum with a useful life of 4.5 years. In the third quarter of 2022, we fully impaired the reacquired contract as a result of our decision to no longer offer commercial

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
products for the 2023 plan year. The value of the trade name was determined using the relief of royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements. The fair value of noncontrolling interest was determined using a market approach and included a discount to account for the lack of marketability of the noncontrolling interest.

The acquisition of Centrum would not have had a material impact on our revenue or net loss had it been included in the consolidated results of the Company for the nine months ended September 30, 2021.

Central Health Plan Acquisition: On April 1, 2021, we acquired all of the outstanding shares of Central Health Plan of California, Inc. (“CHP”) for cash consideration of $276.0 million and $79.8 million in Series E preferred stock and $13.9 million of working capital adjustments, for total purchase consideration of $285.6 million, net of $84.1 million of cash acquired. All outstanding shares of Series E preferred stock were converted into shares of common stock automatically immediately prior to the closing of our initial public offering on June 28, 2021. CHP is an insurance provider of MA Health Maintenance Organization (“HMO”) services. CHP is included in our Medicare Advantage reportable segment.

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
The following table discloses the fair values of assets and liabilities acquired by the Company in the CHP acquisition (in thousands):

Accounts receivable	$17,240
Short-term investments	19,041
Prepaids and other current assets	25,530
Property and equipment	370
Intangible assets	102,000
Other assets	1,249
Total assets	165,430
Medical costs payable	75,643
Accounts payable	2,371
Other current liabilities	7,984
Other liabilities	26,275
Total liabilities	112,273
Net identified assets acquired	53,157
Goodwill	232,442
Total purchase consideration, net of cash acquired	$285,599

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

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
If CHP had been included in the consolidated results of the Company for the nine months ended September 30, 2021, our pro forma revenue would have been $3.2 billion and our pro forma net loss would have been $358.9 million.
True Health New Mexico and Zipnosis Acquisitions: On March 31, 2021, we acquired all of the outstanding equity interests of True Health New Mexico, Inc. (“THNM”) for initial cash consideration of $27.5 million and $8.1 million of favorable risk-based capital adjustments, net of cash acquired of $24.1 million, for total purchase consideration of $(4.7) million. THNM is a physician-led health insurance company offering policies available through the commercial market for individual on- and off-exchange and employer-sponsored health coverage. THNM is included in our Bright HealthCare – Commercial reportable segment. In addition, on March 31, 2021, we acquired Zipnosis, Inc. (“Zipnosis”), which is a telehealth platform that offers virtual care to health systems around the U.S., for aggregate consideration of $73.0 million, including $55.1 million in Series E preferred stock and adjusted for $0.5 million of tangible net equity adjustments. We acquired $3.2 million of cash as part of the Zipnosis acquisition, for net total purchase consideration of $69.8 million. Zipnosis is included in our NeueHealth reportable segment.

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

Intangible assets initially recognized related to the THNM acquisition consisted of customer relationships with 10- to 14-year useful lives, trade names with a 15-year useful life and the provider network with a 7-year useful life. In the first quarter of 2022, we fully impaired the intangible assets related to THNM as a result of our decision to no longer offer Commercial

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
products in New Mexico for the 2023 plan year and exit the employer business as contracts expire. For the Zipnosis acquisition, our preliminary estimate of intangible assets consists of customer relationships with a 15-year useful life, trade names with a 5-year useful life and developed technology with a 7-year useful life. For these acquisitions the value of the trade names and developed technology was determined using the relief from royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements.

If THNM and Zipnosis had been included in the consolidated results of the Company for the nine months ended September 30, 2021, our pro forma revenue would have been $3.1 billion and our pro forma net loss would have been $372.3 million.
During the nine months ended September 30, 2022, we completed an immaterial business combination which increased goodwill in the NeueHealth reportable segment.

NOTE 3. INVESTMENTS

Fixed Maturity Securities

Available-for-sale securities are reported at fair value as of September 30, 2022 and December 31, 2021. Held-to-maturity securities are reported at amortized cost as of September 30, 2022 and December 31, 2021. The following is a summary of our investment securities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$379,081	$18	$—	$379,099
Available for sale:
U.S. government and agency obligations	402,690	9	(11,027)	391,672
Corporate obligations	540,226	4	(47,716)	492,514
State and municipal obligations	11,575	—	(283)	11,292
Certificates of deposit	13,367	—	—	13,367
Mortgage-backed securities	171,915	—	(18,144)	153,771
Asset-backed securities	69,001	1	(4,171)	64,831
Other	390	—	(17)	373
Total available-for-sale securities	1,209,164	14	(81,358)	1,127,820
Held to maturity:
U.S. government and agency obligations	7,007	—	—	7,007
Certificates of deposit	1,447	—	—	1,447
Total held-to-maturity securities	8,454	—	—	8,454
Total investments	$1,596,699	$32	$(81,358)	$1,515,373

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
The fair value of available-for-sale investments, including those that are cash equivalents, with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	257,637	(4,296)	123,821	(6,731)	381,458	(11,027)
Corporate obligations	472,630	(46,707)	16,898	(1,009)	489,528	(47,716)
State and municipal obligations	10,468	(257)	824	(26)	11,292	(283)
Mortgage-backed securities	153,771	(18,144)	—	—	153,771	(18,144)
Asset-backed securities	62,756	(4,171)	—	—	62,756	(4,171)
Other	—	—	374	(17)	374	(17)
Total securities	$957,262	$(73,575)	$141,917	$(7,783)	$1,099,179	$(81,358)

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	286,823	(2,200)	—	—	286,823	(2,200)
Corporate obligations	234,070	(1,104)	—	—	234,070	(1,104)
State and municipal obligations	10,442	(38)	—	—	10,442	(38)
Mortgage-backed securities	32,715	(67)	—	—	32,715	(67)
Other	29,115	(30)	—	—	29,115	(30)
Total securities	$593,165	$(3,439)	$—	$—	$593,165	$(3,439)

As of September 30, 2022, we had 2,295 investment positions out of 2,403 that were in an unrealized loss position. As of December 31, 2021, we had 1,343 investment positions out of 1,836 that were in an unrealized loss position. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality or issuer credit ratings associated with these securities. In addition, all issuers of debt securities we own remain current on all contractual payments as of September 30, 2022. At each reporting period, we evaluate debt securities for potential impairment when the fair value of the investment is less than its amortized cost, and we intend to sell the securities or it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. As of September 30, 2022, we did not have the intent to sell any of the securities in an unrealized loss position, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.

As of September 30, 2022, the maturity of available-for-sale securities, by contractual maturity, reflected at amortized cost and fair value were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$278,680	$275,803
Due after one year through five years	551,078	514,924
Due after five years through 10 years	373,324	331,655
Due after 10 years	6,082	5,438
Total debt securities	$1,209,164	$1,127,820

Investment income in the Condensed Consolidated Statements of Income (Loss) for the three months ended September 30, 2022 and 2021, was $6.9 million and $1.1 million, respectively, and $13.2 million, and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively, related to our fixed maturity securities. The gross proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2022 and 2021 were $723.4 million and $264.1 million, respectively. Realized (losses) gains from our fixed maturity securities of $(4.1) million and $0.4 million are included within total investment income, and reclassified out of accumulated other comprehensive income, for the nine months ended September 30, 2022 and 2021, respectively.

Equity Securities

As of September 30, 2022 and December 31, 2021, we held equity securities with carrying value of $29.3 million and $120.4 million, respectively, which is included in short-term investments in the Condensed Consolidated Balance Sheet. Investment income (loss) in the Condensed Consolidated Statements of Income (Loss) for the three months ended September 30, 2022 and 2021, was $4.8 million and $46.3 million, respectively, and $(52.3) million and $109.0 million for the nine months ended September 30, 2022 and 2021, respectively, related to our equity securities. We recognized unrealized (losses) gains of $(12.2)

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
million and $46.3 million in investment income (loss) in the Condensed Consolidated Statements of Income (Loss) for the three months ended September 30, 2022 and 2021, respectively. We recognized unrealized (losses) gains of $(69.3) million and $109.0 million for the nine months ended September 30, 2022 and 2021, respectively. We recognized realized gains on equity securities of $17.0 million for the three and nine months ended September 30, 2022, there were no realized gains on equity securities for the three and nine months ended September 30, 2021.

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
The following tables set forth our fair value measurements as of September 30, 2022 and December 31, 2021, for assets measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$327,948	$27,223	$—	$355,171
Fixed maturity securities, available for sale:
U.S. government and agency obligations	333,349	58,323	—	391,672
Corporate obligations	—	492,514	—	492,514
State and municipal obligations	—	11,292	—	11,292
Certificates of deposit	—	13,367	—	13,367
Mortgage-backed securities	—	153,771	—	153,771
Asset-backed securities	—	64,831		64,831
Other	—	373	—	373
Total fixed maturity securities, available for sale:	333,349	794,471	—	1,127,820
Equity securities	29,295	—	—	29,295
Total assets at fair value	$690,592	$821,694	$—	$1,512,286
Liabilities
Contingent consideration	$—	$—	$1,495	$1,495

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

The following tables set forth the Company’s fair value measurements as of September 30, 2022 and December 31, 2021, for certain financial instruments not measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$23,928	$—	$—	$23,928
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	7,007	—	—	7,007
Certificates of deposit	—	1,447	—	1,447
Total held to maturity	$30,935	$1,447	$—	$32,382

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$310	$—	$—	$310
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	7,732	—	—	7,732
Certificates of deposit	—	1,447	—	1,447
Total held to maturity	$8,042	$1,447	$—	$9,489
There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy. The contingent consideration liability related to the acquisition of AssociatesMD Medical Group, Inc. is measured using Level 3 inputs based on a formulaic multiple of forecasted 2023 EBITDA per the terms of the purchase agreement discounted back to net present

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
value. The following table presents the changes in fair value of the contingent consideration liability for the nine months ended September 30, 2022 and year ended December 31, 2021 (in thousands):

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

NOTE 5. GOODWILL AND INTANGIBLE ASSETS
As described in Note 12, Segments and Geographic Information, our reportable segments changed, and we now report our operating results through three reportable segments: Bright HealthCare – Commercial, Medicare Advantage and NeueHealth. The change in our reportable segments did not change our operating segments or our reporting units. Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	Bright HealthCare - Commercial		Medicare Advantage		NeueHealth
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Balance at December 31, 2021	$4,148	$—	$428,710	$—	$402,282	$—
Impairment Losses	—	4,148	—	70,017	—	—
Acquisitions	—	—	—		310	—
Balance at September 30, 2022	$4,148	$4,148	$428,710	$70,017	$402,592	$—
2022 Interim Goodwill Impairment Test

Historically, we test goodwill for impairment annually at the beginning of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. During the three months ended September 30, 2022, we determined that our decision to exit the Commercial markets and the decrease in our enterprise market capitalization due to a decrease in the price of our common stock, represented events that indicated the carrying values of our reporting units may not be recoverable. As such, we performed an interim impairment test as of September 30, 2022.

We estimated the fair values of our Medicare Advantage and NeueHealth reporting units using a combination of discounted cash flows and comparable market multiples, which include assumptions about a wide variety of internal and external factors. As a result of our interim impairment test, we recognized a non-cash impairment loss of $70.0 million in our Medicare Advantage reporting unit, which had a goodwill carrying amount of $358.7 million after impairment. The impairment of our Medicare Advantage reporting unit was primarily driven by an increase in the discount rate, which was impacted by higher interest rates and other market factors. We estimated the fair value of our Bright HealthCare – Commercial reporting unit using an adjusted balance sheet approach as a result of our decision to exit the Commercial business for the 2023 plan year. We recognized a $4.1 million non-cash impairment loss related to our Bright HealthCare – Commercial reporting unit, which represented all of the goodwill associated with the Bright HealthCare – Commercial reporting unit. There was no impairment of our NeueHealth reporting unit.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$206,321	$36,777	$209,421	$21,728
Trade names	96,041	11,458	99,241	6,738
Reacquired contract	—	—	59,000	6,556
Developed technology	6,300	1,350	6,300	675
Other	5,400	1,212	6,400	805
Total	$314,062	$50,797	$380,362	$36,502
We recognized $42.6 million of impairment expense and $49.3 million of impairment expense on the intangible assets related to our THNM and Centrum acquisitions in intangible assets impairment in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2022, respectively, as a result of Bright HealthCare’s decision to no longer offer commercial products for the 2023 plan year. See Note 2 Business Combinations, for additional information on this impairment. There was no impairment expense for the three and nine months ended September 30, 2021.

Amortization expense relating to intangible assets for the three months ended September 30, 2022 and 2021 was $10.4 million and $13.3 million, respectively, and amortization expense for the nine months ended September 30, 2022 and 2021 was $31.3 million and $23.2 million, respectively. Estimated amortization expense relating to intangible assets for the remainder of 2022 and for each of the next five full years ending December 31 is as follows (in thousands):

2022 (October - December)	$7,095
2023	28,360
2024	28,221
2025	28,221
2026	28,104
2027	28,065

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6. MEDICAL COSTS PAYABLE
The following table shows the components of the change in medical costs payable for the nine months ended September 30 (in thousands):

	September 30,
	2022	2021
Medical costs payable - January 1	$817,975	$249,777
Incurred related to:
Current year	4,443,878	2,647,719
Prior year	(36,322)	1,726
Total incurred	4,407,556	2,649,445
Paid related to:
Current year	3,538,386	2,074,602
Prior year	712,019	232,312
Total paid	4,250,405	2,306,914

Acquired claims liabilities	—	92,737
Medical costs payable - September 30	$975,126	$685,045
Medical costs payable attributable to prior years decreased by $36.3 million and increased by $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. Medical costs payable estimates are adjusted as additional information becomes known regarding claims; there were no significant changes to estimation methodologies during the periods.
The table below details the components making up the medical costs payable as of September 30 (in thousands):

	September 30,
	2022	2021
Claims unpaid	$72,917	$42,488
Provider incentive payable	46,024	69,274
Claims adjustment expense liability	19,528	12,413
Incurred but not reported	836,657	560,870
Total medical costs payable	$975,126	$685,045
Medical costs payable are primarily related to the current year. The Company has recorded claims adjustment expense as a component of operating costs in the Condensed Consolidated Statements of Income (Loss).

NOTE 7. SHORT-TERM BORROWINGS

We have a $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”), which matures on February 28, 2024. In January 2022, we repaid the $155.0 million outstanding under the Credit Agreement as of December 31, 2021. During the three months ended September 30, 2022, we borrowed $303.9 million under the Credit Agreement at a weighted-average effective annual interest rate of 8.41%, which remains outstanding as of September 30, 2022.

The Credit Agreement contains a covenant that requires the Company to maintain a total debt to capitalization ratio of 0.25 to 1.00. The Credit Agreement also contains a covenant that require us to maintain a minimum liquidity of $150.0 million. We were not in compliance with the total debt to capitalization ratio covenant as of September 30, 2022. On November 8, 2022, we executed an amendment to the Credit Agreement pursuant to which certain collateral related defaults were waived and, in

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
addition, it was agreed that we would (i) not be required to test our debt to capitalization ratio covenant during and including the four quarter test period ending September 30, 2022 through and including the four quarter test period ending September 30, 2023, (ii) be required to maintain a minimum liquidity of $200.0 million from November 8, 2022 through and including September 30, 2023 and (iii) be required to maintain a minimum liquidity of $150.0 million after September 30, 2023.

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

2021 Incentive Plan

The 2021 Incentive Plan (the “2021 Incentive Plan”) was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. There are 73.4 million shares of common stock authorized for issuance under the 2021 Incentive Plan. As of September 30, 2022, a total of 16.7 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

We recognized share-based compensation expense of $77.3 million and $43.2 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

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

The calculated value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted-average assumptions for options granted during the nine months ended September 30, 2022:

2022
Risk-free interest rate	1.9%
Expected volatility	54.3%
Expected dividend rate	0.0%
Expected life in years	6.0

Risk-free interest rates are based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of our publicly traded industry peers and the implied volatility from exchange-traded options on the Company’s common stock. We use historical data to estimate option forfeitures within the valuation model. The expected lives

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
of options granted represent the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

The activity for stock options for the nine months ended September 30, 2022 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	69,244	$1.84	8.2	$113,908
Granted	8,479	1.83
Exercised	(1,231)	1.07
Forfeited	(9,087)	2.05
Expired	(1,607)	1.99
Outstanding at September 30, 2022	65,798	$1.82	7.2	$1,318

We recognized share-based compensation expense related to stock options of $39.8 million for the nine months ended September 30, 2022, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 was $0.96 per share. At September 30, 2022, there was $91.5 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period, except for Board of Director grants which generally vest one year from the date of grant. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the nine months ended September 30, 2022 (in thousands, except weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2021	15,651	$3.98
Granted	28,948	1.77
Vested	(140)	8.76
Forfeited	(7,134)	2.99
Unvested RSUs at September 30, 2022	37,325	$2.44

We recognized share-based compensation expense related to RSUs of $16.8 million for the nine months ended September 30, 2022, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of September 30, 2022, there was $60.5 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 2.3 years.

Performance-based Restricted Stock Units (“PSUs”)

In connection with our IPO, our Board of Directors approved the grant of PSUs to members of our executive leadership team. The grant encompassed a total of 14.7 million PSUs, separated into four equal tranches, each of which are eligible to vest based

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
on the achievement of predetermined stock price goals and a minimum service period of 3 years. The fair value of the PSUs was determined using a Monte-Carlo simulation.
The following table summarizes PSU award activity for the nine months ended September 30, 2022 (in thousands, except weighted average grant date fair value):

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2021	14,700	$9.30
Granted	—	—
Forfeited	(3,150)	9.30
Unvested PSUs at September 30, 2022	11,550	$9.30
We recognized share-based compensation expense related to PSUs of $20.7 million for the nine months ended September 30, 2022, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At September 30, 2022, there was $57.0 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of 1.7 years.

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

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $28.1 million as of September 30, 2022.

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

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

NOTE 10. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to Bright Health Group, Inc. common shareholders	$(315,755)	$(300,664)	$(804,054)	$(370,344)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	629,718	630,378	629,231	312,294
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.48)	$(1.28)	$(1.19)

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the nine months ended September 30 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Redeemable convertible preferred stock (as converted to common stock)	171,061	—
Stock options to purchase common stock	65,798	70,279
Restricted stock units	37,325	—
Total	274,184	70,279

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal proceedings: In the normal course of business, we could be involved in various legal proceedings such as, but not limited to, the following: lawsuits alleging negligence in care or general liability, violation of regulatory bodies’ rules and regulations, or violation of federal and/or state laws.

On January 6, 2022, a putative securities class action lawsuit was filed against us and certain of our officers and directors in the Eastern District of New York. The case is captioned Marquez v. Bright Health Group, Inc. et al., 1:22-cv-00101 (E.D.N.Y.). The lawsuit alleges, among other things, that we made materially false and misleading statements regarding our business, operations, which in turn adversely affected our stock price. An amended complaint was filed on June 24, 2022, which expands on the allegations in the original complaint and alleges a putative class period of June 24, 2021 through March 1, 2022. The amended complaint also adds as defendants the underwriters of our initial public offering. The Company has served a motion to dismiss the amended complaint, which has not yet been ruled on by the court.

By letter dated January 28, 2022, we received a demand from a purported shareholder to inspect our books and records pursuant to Delaware law. The demand sought information related to the December 6, 2021 Investment Agreement that the Company entered into with NEA and Cigna. The Company and the shareholder’s counsel executed a confidentiality agreement, and we produced certain books and records in response to the demand. On June 3, 2022, the purported shareholder filed a putative class action complaint against us and our Board of Directors alleging that the standstill provisions and certain transfer restrictions in the Investment Agreement breached fiduciary duties to shareholders. The case is captioned Berger v. Adkins et al., 2022-0487 (Del. Ch.). The complaint seeks declaratory and injunctive relief, and an award of attorneys’ fees, but does not allege damages. The Company filed a motion to dismiss the complaint, which has not yet been ruled on by the court. The parties are also currently preparing to exchange discovery.

We intend to vigorously defend the Company in the above actions, but there can be no assurance that we will be successful in any defense. Based on our assessment of the facts underlying the claims and the degree to which we intend to defend the Company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated. As a result, we have not accrued for any potential loss as of September 30, 2022 for these actions.

Other commitments: As of September 30, 2022, we had $46.1 million outstanding, undrawn letters of credit under the Credit Agreement.

NOTE 12. SEGMENTS AND GEOGRAPHIC INFORMATION

Factors used to determine our reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s chief operating decision maker (“CODM”) to evaluate its results of operations. We have identified three operating segments based on our primary product and service offerings: Bright HealthCare – Commercial, Medicare Advantage and NeueHealth.

We have historically aggregated our Bright HealthCare – Commercial and Medicare Advantage operating segments into a single Bright HealthCare reportable segment. In the three months ended September 30, 2022, we determined it was no longer appropriate to aggregate our Bright HealthCare – Commercial and Medicare Advantage operating segments, as the planned exit

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
of the Commercial business for the 2023 plan year results in a significant difference in our long-term revenue and cash flow projections for the operating segments.

Our three reportable segments are Bright HealthCare – Commercial, Medicare Advantage and NeueHealth. The following is a description of the types of products and services from which our three reportable segments derive their revenues:

Bright HealthCare – Commercial: Our Commercial healthcare financing and distribution business focused on commercial plans delivers simple, personal, and affordable solutions to integrate the consumer into Bright Health’s alignment model. Bright HealthCare – Commercial serves approximately 1.0 million individuals through commercial health plan offerings across 16 states as of September 30, 2022.

Medicare Advantage: Our Medicare Advantage healthcare financing and distribution business focused on serving aging and underserved populations with unmet clinical needs through a Fully-Aligned Care Model. As of September 30, 2022, Medicare Advantage includes MA products in 6 states, which serve over 125,000 lives and generally focus on higher risk, special needs, or other traditionally underserved populations.

NeueHealth: Our healthcare enablement and technology business, NeueHealth, aims to significantly reduce the friction and current lack of coordination between payors by delivering on our Fully-Aligned Care Model with multiple payors. NeueHealth delivers virtual and in-person clinical care through its approximately 75 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, NeueHealth maintains over 571,000 unique patient relationships as of September 30, 2022, approximately 520,000 of which are served through value-based arrangements, across multiple payors. NeueHealth receives network rental fees from Bright HealthCare for the delivery of NeueHealth’s Care Partner and network services. In addition, NeueHealth contracts directly with Bright HealthCare to provide care through its managed and affiliated clinics. Other NeueHealth customers include external payors, third party administrators, affiliated providers and direct-to-government programs.

The Company’s accounting policies for reportable segment operations are consistent with those described in Note 2, Summary of Significant Accounting Policies, in our 2021 Form 10-K. Transactions between reportable segments principally consist of care management and local care delivery provided by NeueHealth to Bright HealthCare. We utilize operating income (loss) before income taxes as the profitability metric for our reportable segments.

The following tables present the reportable segment financial information for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Three Months Ended September 30, 2022	Bright HealthCare - Commercial	Medicare Advantage	NeueHealth	Corporate & Eliminations	Consolidated
Premium revenue	$976,530	$408,939	$77,542	$—	$1,463,011
Direct contracting revenue	—	—	145,433	—	145,433
Service revenue	38	—	12,079	—	12,117
Investment income	6,849	36	4,846	—	11,731
Total unaffiliated revenue	983,417	408,975	239,900	—	1,632,292
Affiliated revenue	—	—	262,129	(262,129)	—
Total segment revenue	983,417	408,975	502,029	(262,129)	1,632,292
Operating income (loss)	(79,289)	(71,276)	(37,547)	(64,583)	(252,695)

Goodwill impairment	$4,148	$70,017	$—	$—	$74,165
Intangible assets impairment	—	—	42,611	—	42,611
Depreciation and amortization	—	4,416	6,913	2,575	13,904

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended September 30, 2021	Bright HealthCare - Commercial	Medicare Advantage	NeueHealth	Corporate & Eliminations	Consolidated
Premium revenue	$625,987	$368,599	$25,647	$—	$1,020,233
Direct contracting revenue	—	—	—	—	—
Service revenue	(61)	—	11,140	—	11,079
Investment income	1,058	29	46,258	—	47,345
Total unaffiliated revenue	626,984	368,628	83,045	—	1,078,657
Affiliated revenue		—	139,759	(139,759)	—
Total segment revenue	626,984	368,628	222,804	(139,759)	1,078,657
Operating income (loss)	(228,648)	(30,989)	11,312	(47,956)	(296,281)

Depreciation and amortization	$145	$3,781	$9,563	$716	$14,205

Nine Months Ended September 30, 2022	Bright HealthCare - Commercial	Medicare Advantage	NeueHealth	Corporate & Eliminations	Consolidated
Premium revenue	$3,084,958	$1,258,846	$236,986	$—	$4,580,790
Direct contracting revenue	—	—	465,435	—	465,435
Service revenue	108	—	37,282	—	37,390
Investment income	13,103	83	(52,306)	—	(39,120)
Total unaffiliated revenue	3,098,169	1,258,929	687,397	—	5,044,495
Affiliated revenue	—	—	857,716	(857,716)	—
Total segment revenue	3,098,169	1,258,929	1,545,113	(857,716)	5,044,495
Operating income (loss)	(260,483)	(109,893)	(105,981)	(201,405)	(677,762)

Goodwill impairment	$4,148	$70,017	$—	$—	$74,165
Intangible assets impairment	6,720	—	42,611	—	49,331
Depreciation and amortization	145	13,291	20,572	6,165	40,173

Nine Months Ended September 30, 2021	Bright HealthCare - Commercial	Medicare Advantage	NeueHealth	Corporate & Eliminations	Consolidated
Premium revenue	$1,930,896	$929,374	$62,680	$—	$2,922,950
Direct contracting revenue	—	—	—	—	—
Service revenue	29	—	31,573	—	31,602
Investment income	3,386	105	109,012	—	112,503
Total unaffiliated revenue	1,934,311	929,479	203,265	—	3,067,055
Affiliated revenue	—	—	182,392	(182,392)	—
Total segment revenue	1,934,311	929,479	385,657	(182,392)	3,067,055
Operating income (loss)	(214,039)	(105,351)	74,111	(132,880)	(378,159)

Depreciation and amortization	$290	$9,903	$14,362	$1,426	$25,981
As a percentage of our total consolidated revenue, premium revenues and Direct Contracting revenues from CMS were 34% and 34% for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021 premium revenues and Direct Contracting revenues from CMS were 34% and 30%, respectively. The revenues from CMS are included in premium revenue of our Bright HealthCare – Commercial and Medicare Advantage segments and

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Direct Contracting revenue of our NeueHealth segment. For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. We do not include asset information by reportable segment in the reporting provided to the CODM.

NOTE 13. INCOME TAXES

Income tax was an expense of $1.8 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, income tax was an expense of $7.9 million and benefit of $18.2 million, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three months ended September 30, 2022, the expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. For the three and nine months ended September 30, 2021, the benefit largely relates to adjustments to the valuation allowance for federal and state deferred tax assets, as well as the effect of deferred taxes recorded as part of business combination accounting for the Universal Care, Inc. (d.b.a. Brand New Day), THNM, Zipnosis, and Central Health Plan of California acquisitions.

We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended September 30, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2022 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NOTE 14. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests in our subsidiaries whose redemption is outside of our control are classified as temporary equity. The following table provides details of our redeemable noncontrolling interest activity for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	2022	2021
Balance at January 1	$128,407	$39,600
(Losses) earnings attributable to noncontrolling interest	(2,681)	288
Measurement adjustment	17,285	329
Balance at March 31	$143,011	$40,217
Earnings attributable to noncontrolling interest	3,625	640
Tax distributions to noncontrolling interest holders	(1,894)	—
Measurement adjustment	19,712	155
Balance at June 30	$164,454	$41,012
Earnings attributable to noncontrolling interest	30,765	85,075
Tax distributions to noncontrolling interest holders	(138)	(4,577)
Measurement adjustment	15,945	8,519
Balance at September 30	$211,026	$130,029

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
•Financial Reconciliation: The process by which CMS determines shared savings or shared losses by comparing the calculated total benchmark expenditures for a given DCE’s aligned population to the actual expenditures of that DCE’s aligned beneficiaries over the course of a performance year that includes various risk-mitigation options such as stop-loss reinsurance and risk corridors.
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

Performance Guarantees

Through our participation in the DC Model, we determined that our arrangements with the providers of our DCE beneficiaries require us to guarantee their performance to CMS. At the beginning of the performance year, we recognized the Direct Contracting performance year obligation and receivable for the duration of the performance year. This receivable and obligation are measured at an amount equivalent to the Performance Year Benchmark per CMS that is representative of the expected Medicare expenditures for beneficiaries aligned to our DCEs. As we fulfill our obligation, we amortize the guarantee on a straight-line basis for the amount that represents the completed portion of the performance obligation. The receivable is reduced as we receive payments from CMS for in-network claims or receive CMS reporting detailing out-of-network claims paid by CMS on behalf of our aligned beneficiaries. At the end of each reporting period, we estimate both in-network claims and out-of-network claims incurred by beneficiaries aligned to our DCEs but not yet reported and record a reserve for the estimated amount which is included in medical costs payable on the Condensed Consolidated Balance Sheets. For each performance year, the final consideration due to the DCEs by CMS (shared savings) or the consideration due to CMS by the DCEs (shared loss) is reconciled in the year following the performance year. On a quarterly basis CMS adjusts the Performance Year Benchmark based upon revised trend assumptions and changes in attributed membership. CMS will also estimate the shared savings or loss for the DCE on a quarterly basis based upon this revised Performance Year Benchmark, changes to membership, payments made to the DCE for in-network claims, out-of-network claims paid on behalf of the DCE and various other assumptions including incurred but not reported reserves. The Performance Year Benchmark is our best estimate of our obligation as we are unable to estimate the potential shared savings or loss due to the “stop-loss arrangement”, risk corridor components of the agreement, and a number of variables including but not limited to risk ratings and benchmark trends that could have an inestimable impact on estimated future payments.

There were no financial statement impacts of the performance guarantee at September 30, 2021 or for the three and nine-month period then ended. The tables below include the financial statement impacts of the performance guarantee at September 30, 2022 and for the three and nine-month period then ended (in thousands):

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2022
Direct contracting performance year receivable(1)(2)	$234,776
Direct contracting performance year obligation(2)	155,145

(1)     We estimate there to be $98.6 million in in-network and out-of-network claims incurred by beneficiaries aligned to our DCE but not reported as of September 30, 2022; this is included in medical costs payable on the Condensed Consolidated Balance Sheets.
(2)    CMS updated benchmarks have resulted in the reduction of both our Direct Contracting performance year receivable and obligation by $7.5 million and $105.1 million for the three and nine months ended September 30, 2022, respectively.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Amortization of Direct contracting performance year receivable	$153,868	$385,804
Amortization of Direct contracting performance year obligation	151,281	498,482
Direct contracting revenue	145,433	465,435

NOTE 16. SUBSEQUENT EVENTS

We entered into an Investment Agreement dated as of October 10, 2022 (as amended, the “Investment Agreement”) with certain purchasers (collectively, the “Purchasers”), relating to the issuance and sale by the Company to the Purchasers of 175,000 shares of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $175.0 million, or $1,000 per share (the “Issuance”). On October 17, 2022, the Issuance was consummated. In connection with the closing, the Certificate of Designations for the Company’s Series A Convertible Perpetual Preferred Stock was amended to provide for a weighted average anti-dilution adjustment in connection with issuances of equity-linked securities with a purchase or conversion price less than the optional conversion price of the Series A Preferred Stock.

In October 2022, we announced our decision to further focus our business on our Fully Aligned Care Model, and we will no longer offer commercial plans through Bright HealthCare, or Medicare Advantage products outside of California in 2023. As a result of these strategic changes, on November 4, 2022, the Board of Directors approved a plan to restructure the Company’s workforce and reduce expenses based on the Company's updated business model. The Company expects to effectuate this plan over the next six to twelve months.

We expect this restructuring will include costs related to employee termination benefits, lease exits, contract modification or termination, as well as the potential for non-cash property, equipment and capitalized software impairments. The Company is currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with this plan, both with respect to each major type of cost associated therewith and with respect to the total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures.

On November 8, 2022, we executed an amendment to the Credit Agreement pursuant to which certain collateral related defaults were waived and, in addition, it was agreed that we would (i) not be required to test our debt to capitalization ratio covenant during and including the four quarter test period ending September 30, 2022 through and including the four quarter test period ending September 30, 2023, (ii) be required to maintain a minimum liquidity of $200.0 million from November 8, 2022 through and including September 30, 2023 and (iii) be required to maintain a minimum liquidity of $150.0 million after September 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and the “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K and our Form 10-Qs for the quarterly periods ended March 31, 2022 and June 30, 2022. Unless the context otherwise indicates or requires, the terms “we”, “our”, and the “Company” as used herein refer to Bright Health Group, Inc. and its consolidated subsidiaries.

Business Overview

Bright Health Group was founded in 2015 to transform healthcare. Our mission of Making Healthcare Right. Together. is built upon the belief that by aligning the best local resources in healthcare delivery with the financing of care we can drive a superior consumer experience, optimize clinical outcomes, reduce systemic waste, and lower costs. Our value-driven approach is built on alignment, focused on the consumer, and powered by technology. Bright Health Group consists of three reportable segments: NeueHealth, Bright HealthCare – Commercial and Medicare Advantage:

NeueHealth. Our healthcare enablement and technology business, NeueHealth, aims to significantly reduce the friction and current lack of coordination between payors by delivering on our Fully-Aligned Care Model with multiple payors. As of September 2022, NeueHealth delivers high-quality virtual and in-person clinical care through its approximately 75 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, NeueHealth maintains over 571,000 unique patient relationships as of September 30, 2022, approximately 520,000 of which are served through value-based arrangements, across multiple payors.

Bright HealthCare – Commercial. Our Commercial healthcare financing and distribution business focused on commercial plans delivers simple, personal, and affordable solutions to integrate the consumer into Bright Health’s alignment model. Bright HealthCare – Commercial serves approximately 1.0 million individuals through commercial health plan offerings across 16 states as of September 30, 2022. In October 2022, we announced that we will no longer offer commercial health plans in 2023. We anticipate that Bright HealthCare – Commercial will qualify for presentation as discontinued operations as of December 31, 2022, when we exit the business.

Medicare Advantage. Our Medicare Advantage healthcare financing and distribution business focused on serving aging and underserved populations with unmet clinical needs through a Fully-Aligned Care Model. As of September 30, 2022, Medicare Advantage includes MA products in 6 states, which serve over 125,000 lives and generally focus on higher risk, special needs, or other traditionally underserved populations. In October 2022, we announced that we plan to focus our Medicare Advantage business on the California market for the 2023 plan year and exit our other Medicare Advantage markets. For the nine months ended September 30, 2022, our Medicare Advantage markets outside of California generated $49.7 million of premium revenue and $54.9 million in medical costs, for an MCR of 110.5%, as well as incurring $11.5 million of operating costs.

COVID-19 Update

The ongoing COVID-19 endemic, including its effect on the macroeconomic environment, and the response of local, state, and federal governments to contain and manage the virus, continues to impact our business. The emergence of COVID-19 variants in the United States and abroad continues to prolong the risk of additional surges of the virus. In addition, certain new variants have emerged that appear more transmissible and more resistant to current vaccines. Some individuals have also delayed or are not seeking routine medical care to avoid COVID-19 exposure. These and other responses to the COVID-19 endemic have meant that our Medical Cost Ratio (“MCR”) may be subject to additional uncertainty as certain segments of the economy and workforce come back on line, members resume care that may have been foregone, and the broader population becomes vaccinated. Although the number of people who have been vaccinated has been increasing, the duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depends on factors beyond our knowledge and control.

For the three months ended September 30, 2022 and 2021, the impact of COVID-19 increased our MCR by 140 basis points and 540 basis points, respectively, reflecting an increase in medical costs of $22.6 million and $55.6 million, respectively. For the nine months ended September 30, 2022 and 2021, the impact of COVID-19 increased our MCR by 200 basis points and 420 basis points, respectively, reflecting an increase in medical costs of $101.0 million and $124.0 million, respectively.

Business Update

Our mission – Making Healthcare Right. Together. – is built on the belief that by connecting and aligning the best local resources in healthcare delivery with the financing of care, we can deliver better outcomes at a lower cost for all consumers.

In October 2022, we announced that our business will be a focused on delivering affordable healthcare for aging and underserved populations in the largest healthcare markets in the country and continuing to leverage our Fully Aligned Care Model with external payor partners and affiliate care providers. We will continue to build on the value-driven care model that we’ve been advancing since the start of the company. While we started to take the steps to move to this more focused model, while continuing to remain focused on delivering on our financial performance for 2022.

In the third quarter, we continued to deliver strong top-line growth while effectively managing medical costs. We ended the third quarter with over 1.0 million Commercial consumers, a modest increase from the second quarter on in-year Individual and Family Plan (“IFP”) enrollment, and more than 125,000 Medicare Advantage consumers, as well as approximately 520,000 NeueHealth value-based lives. Our medical cost management efforts continue to achieve our cost savings targets and utilization remained stable in the third quarter.

As we move forward into 2023, we are focusing our business on our NeueHealth care delivery business and our Medicare Advantage business, and we will no longer offer Commercial health plans for 2023 or Medicare Advantage health plans outside of California. We have a scaled Medicare Advantage business in California, the largest market for seniors and underserved populations, and we have built a high performing Fully Aligned Care Model with our Care Partners. In Florida and Texas, our NeueHealth risk-bearing care delivery and provider affiliate management business continues to deliver differentiated results. We expect to expand our footprint over time serving the aging and underserved consumers in Medicare and the consumer marketplace, together with our key health plan partners. We will also continue to grow our Direct Contracting business in the new ACO Reach program, building on our 2022 performance.

We have started implementing the restructuring plans to adjust our costs to our more focused business in order to achieve our 2023 gross margin and operating expense targets. We will continue to take steps to adjust our expenses in-line with milestones in the marketplace business through the end of the year and over the course of the run-out period of the exited markets.

While we wind down the marketplace business, we will remain focused on the growth opportunities for our Medicare Advantage and NeueHealth businesses. Both businesses are in attractive markets with strong tailwinds, where we have differentiated offerings. We will manage each business to reach operating profitability in 2023, as well as managing corporate expenses to reach consolidated Adjusted EBITDA profitability.

Key Metrics and Non-GAAP Financial Measures
In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table provides the approximate consumers and patients served as of September 30, 2022 and 2021.

	As of September 30,
	2022	2021
Consumers Served
Bright HealthCare - Commercial(1)	1,025,000	600,000
Medicare Advantage	125,000	110,000

NeueHealth Patients
Value-based Care Patient Lives	520,000	170,000
(1) Bright HealthCare – Commercial includes IFP and employer plans.
Consumers Served

Consumers served include individual lives served via health insurance policies across multiple lines of business, primarily attributable to commercial products and MA plans in markets across the country. We historically believed growth in the number of consumers at the Bright HealthCare level was a key indicator of the performance of our Bright HealthCare business. However, given Bright HealthCare’s decision to exit the commercial marketplace for the 2023 plan year, we expect Commercial consumers to decline to zero, and we will focus on growth in our Medicare Advantage consumers in California. The number of consumers served also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support future consumer growth.

Value-Based Care Patients

Value-based care patients are patients attributed to providers contracted under varied value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our NeueHealth managed medical groups. We believe growth in the number of value-based care patients is a key indicator of the performance of our NeueHealth business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth. While we expect the value-based patients NeueHealth supports in 2023 to decline compared to 2022 due Bright HealthCare’s commercial market exits, we expect external value-based payor contracts as well as the conversion of fee for service patients into value-based patients, will increase the number of patients managed in value-based arrangements over time.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net Loss	$(259,361)	(296,722)	$(691,320)	(364,990)
Adjusted EBITDA(1)	$(82,929)	(292,176)	$(352,620)	(399,769)

(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding interest expense, income taxes, depreciation and amortization, any impairment of goodwill or intangible assets, adjusted for the impact of acquisition and financing-related transaction costs, share-based compensation, changes in the fair value of equity securities, changes in the fair value of contingent consideration, contract termination costs and restructuring costs. Adjusted EBITDA has been presented in this Quarterly Report as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net loss	$(259,361)	$(296,722)	$(691,320)	$(364,990)
Interest expense	4,905	1,594	6,435	6,282
Income tax expense (benefit)	1,763	73	7,907	(18,225)
Depreciation and amortization	13,904	14,205	40,173	25,981
Goodwill impairment	74,165	—	74,165	—
Intangible assets impairment	42,611	—	49,331	—
Transaction costs (a)	7	448	417	5,598
Share-based compensation expense (b)	24,122	24,180	77,263	43,234
Change in fair value of equity securities (c)	12,189	(46,258)	69,340	(109,012)
Change in fair value of contingent consideration (d)	—	304	—	1,363
Contract termination costs (e)	—	10,000	1,241	10,000
Restructuring costs (f)	2,766	—	12,428	—
Adjusted EBITDA	$(82,929)	$(292,176)	$(352,620)	$(399,769)

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
(f)Restructuring costs represents severance costs as part of a workforce reduction in 2022 and impairment of capitalized software as a result of our decision to exit the Commercial business for the 2023 plan year.

Acquisitions

Effective March 31, 2021, we acquired THNM, which offers policies available through the commercial market for individual on- and off-exchange and employer-sponsored health coverage. In addition, we acquired Zipnosis on March 31, 2021, which is a telehealth platform that offers virtual care to health systems across the U.S. This NeueHealth acquisition was completed to enhance our proprietary technology platform, DocSquad, and our consumer and provider connectivity with Zipnosis’ virtual care capabilities.

Effective April 1, 2021, we acquired CHP, an insurance provider of MA HMO services. This Bright HealthCare – Commercial acquisition was completed to gain synergies from leveraging CHP’s clinical model and California consumer expertise to continue to expand our MA business in the California market.

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

Results of Operations
The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three and nine months ended September 30, 2022 and 2021.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Income (loss) and operating data:	2022	2021	2022	2021

Revenue:
Premium revenue	$1,463,011	$1,020,233	$4,580,790	$2,922,950
Direct contracting revenue	145,433	—	465,435	—
Service revenue	12,117	11,079	37,390	31,602
Investment income (loss)	11,731	47,345	(39,120)	112,503
Total revenue	1,632,292	1,078,657	5,044,495	3,067,055
Operating expenses
Medical costs	1,456,862	1,050,943	4,435,624	2,640,143
Operating costs	297,445	309,790	1,122,964	779,090
Goodwill impairment	74,165	—	74,165	—
Intangible assets impairment	42,611	—	49,331	—
Depreciation and amortization	13,904	14,205	40,173	25,981
Total operating expenses	1,884,987	1,374,938	5,722,257	3,445,214
Operating loss	(252,695)	(296,281)	(677,762)	(378,159)
Interest expense	4,905	1,594	6,435	6,282
Other income	(2)	(1,226)	(784)	(1,226)
Loss before income taxes	(257,598)	(296,649)	(683,413)	(383,215)
Income tax expense	1,763	73	7,907	(18,225)
Net loss	(259,361)	(296,722)	(691,320)	(364,990)
Net earnings attributable to non-controlling interest	(46,710)	(3,942)	(84,651)	(5,354)
Series A preferred stock dividend accrued	(9,684)	—	(28,083)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(315,755)	$(300,664)	$(804,054)	$(370,344)
Adjusted EBITDA	$(82,929)	$(292,176)	$(352,620)	$(399,769)
Medical Cost Ratio (1)	90.6%	103.0%	87.9%	90.3%
Operating Cost Ratio (2)	18.2%	28.7%	22.3%	25.4%
(1)Medical Cost Ratio is defined as medical costs divided by premium and Direct Contracting revenue.
(2)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues increased by $553.6 million, or 51.3%, for the three months ended September 30, 2022 as compared to the same period in 2021, which was driven by premium revenue due to an increase of approximately 440,000 Bright HealthCare consumers and over 350,000 value-based care patient lives. In addition, two DCEs aligned with our NeueHealth segment began participating in the DC Model effective January 1, 2022, which contributed $145.4 million of the increase in total revenue. The increases in premium revenue and Direct Contracting revenue were partially offset by a reduction in investment income driven by changes in the fair value investments in equity securities.

Total revenues increased by $2.0 billion, or 64.5%, for the nine months ended September 30, 2022 as compared to the same period in 2021. This increase is driven by increases in Bright HealthCare consumers and value-based care patient lives, as well as $465.4 million of Direct Contracting revenue. The increases in premium revenue and Direct Contracting revenue were partially offset by an investment loss for the nine months ended September 30, 2022, as a result of unrealized losses from investments in equity securities, compared to unrealized gains in the prior-year period.

Medical costs increased by $405.9 million, or 38.6%, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in medical costs was driven by an increase in consumers through organic growth. Medical costs incurred associated with beneficiaries aligned to our DCEs also contributed to the increase. Medical costs increased by $1.8 billion, or 68.0%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in medical costs was driven by consistent factors with the three months ended September 30, 2022 with additional impact from the acquisitions of CHP and THNM, which were acquired on April 1, 2021 and March 31, 2021, respectively.

Our MCR of 90.6% for the three months ended September 30, 2022 decreased 1,240 basis points compared to the same period in 2021. Our MCR included a 140 basis point and a 540 basis point unfavorable impact from COVID-19 costs for the three months ended September 30, 2022 and 2021, respectively. In addition, our MCR was impacted by DCEs 100.6% MCR, which increased our MCR by 100 basis points. Our MCR of 87.9% for the nine months ended September 30, 2022 decreased 240 basis points compared to the same period in 2021. Our MCR included a 200 basis point and a 420 basis point unfavorable impact from COVID-19 costs for the nine months ended September 30, 2022 and 2021, respectively. In addition, our MCR was impacted by the DCEs 98.2% MCR, which increased our MCR by 100 basis points.

Operating costs decreased by $12.3 million, or 4.0%, for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease in operating costs was primarily due to releasing $79.0 million of premium deficiency reserve (“PDR”) expense, which was partially offset by an increase in operating costs from new market entry and consumer growth, as well as an increase in compensation and benefit costs driven by increases in employees. Operating costs increased by $343.9 million or 44.1% for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in operating costs was driven by consistent factors with the three months ended September 30, 2022. Operating costs for the nine months ended September 30, 2022, also include $12.4 million of severance costs and impairment of capitalized software. The nine months ended September 30, 2022 also include a net release of $42.2 million of PDR expense.

Our operating cost ratio of 18.2% for the three months ended September 30, 2022, decreased 1,050 basis points compared to the same period in 2021. Our operating cost ratio of 22.3% for the nine months ended September 30, 2022 decreased 310 basis points compared to the same period in 2021. The decrease in both 2022 periods was primarily due to operating costs increasing at a slower rate than the increased revenues earned as a result of consumer growth and participation in the DC Model, as we gain leverage on our operating costs as we grow.

We recognized $74.2 million of non-cash goodwill impairment for the three and nine months ended September 30, 2022, which included $4.1 million in our Bright HealthCare – Commercial segment and $70.0 million in our Medicare Advantage segment. We recognized $42.6 million and $49.3 million of non-cash intangible assets impairment for the three months and nine months ended September 30, 2022, respectively, which included impairments at our Bright HealthCare – Commercial and NeueHealth segments.

Depreciation and amortization remained relatively flat for the three months ended September 30, 2022 as compared to the same period in 2021. Depreciation and amortization increased by $14.2 million, or 54.6%, for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to nine months of amortization expense from 2021 acquisitions in the 2022 period compared to only portions of the 2021 period specifically the acquisition of CHP on April 1, 2021 and Centrum on July 1, 2021. Both 2022 periods also experienced an increase in depreciation expense compared to the same periods in 2021 primarily due to depreciation related to capitalized software projects completed in the past year.

Interest expense was $4.9 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively, which was due to increased borrowings on the Credit Agreement we entered into in March 2021. Interest expense for the nine months ended September 30, 2022 and 2021 was $6.4 million and $6.3 million, respectively.

Income tax was an expense of $1.8 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, income tax was an expense of $7.9 million and benefit of $18.2 million, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three months ended September 30, 2022, the expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. For the three and nine months ended September 30, 2021, the benefit largely relates to adjustments to the valuation allowance for federal and state deferred tax assets, as well as the effect of deferred taxes recorded as part of business combination accounting for the Universal Care, Inc. (d.b.a. Brand New Day), THNM, Zipnosis, and CHP acquisitions.

Bright HealthCare - Commercial
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of income (loss) and operating data:	2022	2021	2022	2021

Revenue:
Premium revenue	$976,568	$625,926	$3,085,066	$1,930,925
Investment income	6,849	1,058	13,103	3,386
Total revenue	983,417	626,984	3,098,169	1,934,311
Operating expenses:
Medical costs	896,645	673,679	2,646,265	1,682,380
Operating costs	161,913	181,808	701,374	465,680
Goodwill impairment	4,148	—	4,148	—
Intangible assets impairment	—	—	6,720	—
Depreciation and amortization	—	145	145	290
Total operating expenses	1,062,706	855,632	3,358,652	2,148,350
Operating loss	$(79,289)	$(228,648)	$(260,483)	$(214,039)
Medical Cost Ratio (MCR)	91.8%	107.6%	85.8%	87.1%

Bright HealthCare – Commercial revenue increased by $350.6 million, or 56.0%, for the three months ended September 30, 2022 as compared to the same period in 2021. Bright HealthCare – Commercial revenue increased by $1.2 billion, or 59.8%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in revenues in both 2022 periods, compared to 2021, was driven by an increase in consumer lives of approximately 425,000 due to organic growth and entry into new markets in 2022 – particularly entry into Texas. The increase in the three and nine months ended September 30, 2022 were partially offset by increases in risk adjustment from the three and nine months ended September 30, 2021 of $212.9 million and $813.2 million, respectively. The increase in risk adjustment for the nine months ended September 30, 2022 included a $93.1 million increase in risk adjustment based on final settlement of the 2021 risk adjustment payable.

Bright HealthCare – Commercial medical costs increased by $223.0 million, or 33.1%, for the three months ended September 30, 2022 as compared to the same period in 2021. For the three months ended September 30, 2022 and 2021, the impact of COVID-19 increased our medical costs $15.7 million and $42.0 million, respectively. Medical costs increased by $963.9 million, or 57.3%, for the nine months ended September 30, 2022 as compared to the same period in 2021. For the nine months ended September 30, 2022 and 2021, the impact of COVID-19 increased our medical costs $73.1 million and $75.4 million, respectively. The remaining increase in the 2022 periods is due to an increase in consumers, partially offset by favorable medical cost rates.

Our Commercial MCR of 91.8% for the three months ended September 30, 2022 decreased 1,580 basis points compared to the same period in 2021. Our MCR for the three months ended September 30, 2022 included a 160 basis point unfavorable impact from COVID-19 costs. Our MCR for the three months ended September 30, 2021 included a 670 basis point unfavorable impact from COVID-19 costs. Our MCR of 85.8% for the nine months ended September 30, 2022 decreased 130 basis points compared to the same period in 2021. Our MCR included a 240 basis point and a 390 basis point unfavorable impact from COVID-19 costs for the nine months ended September 30, 2022 and 2021, respectively. The decrease in MCR in both 2022 periods compared to 2021, was primarily due to favorable medical cost rates.

Operating costs decreased by $19.9 million, or 10.9%, for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease was primarily due to the release of $70.8 million of PDR, partially offset by increased operating costs from the increase in consumers. In addition, operating costs for the nine months ended September 30, 2022 increased by $235.7 million, or 50.6%, as compared to the same period in 2021. The increase in operating costs was driven by increases in operating costs from new market entry and increased marketing and selling expenses, partially offset by a net release of $33.0 million of PDR.

We recognized a $4.1 million non-cash impairment of goodwill for the three and nine months ended September 30, 2022, as a result of our decision to exit the Commercial market for the 2023 plan year. We also recognized $6.7 million of non-cash intangible assets impairment for the nine months ended September 30, 2022, as a result of our prior decision to exit the Commercial markets in New Mexico.

Depreciation and amortization was immaterial to the Bright HealthCare – Commercial segment for the three and nine months ended September 30, 2022 and 2021.

Medicare Advantage
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of income (loss) and operating data:	2022	2021	2022	2021

Revenue:
Premium revenue	$408,939	$368,599	$1,258,846	$929,374
Investment income	36	29	83	105
Total revenue	408,975	368,628	1,258,929	929,479
Operating expenses:
Medical costs	362,527	345,402	1,157,528	905,816
Operating costs	43,291	50,434	127,986	119,111
Goodwill impairment	70,017	—	70,017	—
Depreciation and amortization	4,416	3,781	13,291	9,903
Total operating expenses	480,251	399,617	1,368,822	1,034,830
Operating loss	$(71,276)	$(30,989)	$(109,893)	$(105,351)
Medical Cost Ratio (MCR)	88.7%	93.7%	92.0%	97.5%

Medicare Advantage revenue increased by $40.3 million, or 10.9%, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase was driven by favorable premium rates and an increase in consumer lives of approximately 15,000 due to organic growth. Medicare Advantage revenue increased by $329.5 million, or 35.5%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The nine months ended September 30, 2022 included an additional quarter of revenue from our acquisition of CHP, which occurred on April 1, 2021. The remaining increase was primarily driven by favorable premium rates and organic consumer growth.

Medicare Advantage medical costs increased by $17.1 million, or 5.0%, for the three months ended September 30, 2022 as compared to the same period in 2021. For the three months ended September 30, 2022 and 2021, the impact of COVID-19 increased our medical costs $6.9 million and $13.6 million, respectively. The increase in medical costs was primarily driven by an increase in members, partially offset by favorable medical cost rates. Medical costs increased by $251.7 million, or 27.8%, for the nine months ended September 30, 2022 as compared to the same period in 2021. For the nine months ended September 30, 2022 and 2021, the impact of COVID-19 increased our medical costs $28.0 million and $48.6 million, respectively. The remaining increase in medical costs is due to an increase in consumers In addition, the nine months ended September 30, 2022 included nine months of medical costs from our acquisition of CHP, compared to the same period in 2021, which included six months of medical costs from CHP.

Our MCR of 88.7% for the three months ended September 30, 2022 decreased 500 basis points compared to the same period in 2021. Our MCR for the three months ended September 30, 2022 included a 170 basis point unfavorable impact from

COVID-19 costs. Our MCR for the three months ended September 30, 2021 included a 370 basis point unfavorable impact from COVID-19 costs. Our MCR of 92.0% for the nine months ended September 30, 2022 decreased 550 basis points compared to the same period in 2021. Our MCR included a 220 basis point and a 520 basis point unfavorable impact from COVID-19 costs for the nine months ended September 30, 2022 and 2021, respectively.

Operating costs decreased by $7.1 million, or 14.2%, for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease was primarily due to release of $8.2 million of PDR expense. Operating costs for the nine months ended September 30, 2022 increased by $8.9 million, or 7.5%, as compared to the same period in 2021. The increase in operating costs was driven by an increase in costs due to consumer growth and an increase in compensation and benefit costs, partially offset by a release of $9.2 million of PDR expense.

We recognized a $70.0 million non-cash impairment of goodwill for the three and nine months ended September 30, 2022, which was primarily driven by an increase in the discount rate due to higher interest rates and other market factors.

Depreciation and amortization remained relatively flat for the three months ended September 30, 2022 as compared to the same period in 2021. Depreciation and amortization increased by $3.4 million, or 34.2%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to $2.4 million from an additional quarter in 2022 of amortization of intangible assets acquired in the CHP acquisition that occurred on April 1, 2021.

NeueHealth
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of income (loss) and operating data:	2022	2021	2022	2021

NeueHealth:
Premium revenue	$328,135	$156,990	$1,059,597	$221,836
Direct contracting revenue	145,433	—	465,435	—
Service revenue	23,615	19,556	72,387	54,809
Investment income (loss)	4,846	46,258	(52,306)	109,012
Total revenue	502,029	222,804	1,545,113	385,657
Operating expenses
Medical costs	447,604	163,279	1,453,985	211,176
Operating costs	42,448	38,650	133,926	86,008
Intangible assets impairment	42,611	—	42,611	—
Depreciation and amortization	6,913	9,563	20,572	14,362
Total operating expenses	539,576	211,492	1,651,094	311,546
Operating income (loss)	$(37,547)	$11,312	$(105,981)	$74,111
Medical Cost Ratio (MCR)	94.5%	104.0%	95.3%	95.2%

Premium revenue increased by $171.1 million, or 109.0%, for the three months ended September 30, 2022 as compared to the same period in 2021. Premium revenue increased by $837.8 million, or 377.6%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in premium revenue for the three and nine months ended September 30, 2022 is primarily due to growth in capitated revenue driven by the acquisition of Centrum on July 1, 2021.

We began participating in the DC Model beginning in January 2022 through two DCEs aligned with our NeueHealth business. Direct Contracting revenue was $145.4 million and $465.4 million for the three and nine months ended September 30, 2022, respectively. This revenue was attributable to the alignment of beneficiaries to our DCE entities, which numbered approximately 46,000 at September 30, 2022. We received updated benchmark data from CMS during the third quarter of 2022, which resulted in a sequential increase in Direct Contracting revenue in the third quarter of 2022 compared to the second quarter of 2022. See Note 15, Direct Contracting, for additional information regarding our remaining performance obligation based on the most recent benchmark data.

Service revenue increased by $4.1 million, or 20.8%, for the three months ended September 30, 2022 as compared to the same period in 2021. Service revenue increased by $17.6 million, or 32.1%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in service revenue in both 2022 periods is primarily driven by increased intercompany network contract service revenue with our Bright HealthCare - Commercial segment, which is charged on a per consumer per month basis and has increased due to market expansion and an increase in consumer lives. The acquisition of Zipnosis on March 31, 2021 also contributed to the year-over-year increase in service revenue.

We had investment income of $4.8 million for the three months ended September 30, 2022, compared to investment income of $46.3 million in the three months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021 we experienced a $52.3 million investment loss and $109.0 million investment income, respectively. The investment income and loss in both periods was due to gains and losses on equity securities.

Medical costs were $447.6 million for the three months ended September 30, 2022, an increase of $284.3 million as compared to the same period in 2021, which was primarily driven by an increase in patient lives as a result of the Centrum acquisition, new market expansion and our participation in Direct Contracting beginning in January 2022. MCR was 94.5% for the three months ended September 30, 2022, compared to 104.0% for the three months ended September 30, 2021. The decrease was primarily due to a $62.2 million adjustment to the risk share intercompany payable due to the Bright Healthcare - Commercial segment resulting in a decrease to medical expenses. Medical costs for the nine months ended September 30, 2022 were $1.5 billion, an increase of $1.2 billion as compared to the same period in 2021. The increase in medical costs was driven by consistent factors with the three months ended September 30, 2022. MCR was 95.3% for the nine months ended September 30, 2022, compared to 95.2% for the nine months ended September 30, 2021. Higher MCR in the Texas market, new in 2022, and within the DCEs 98.2% offset the favorable MCR factors from Florida and the intercompany payable adjustment, mentioned previously, for the three months ended September 30, 2022 resulting in a consistent MCR year over year.

Operating costs increased by $3.8 million, or 9.8%, for the three months ended September 30, 2022 as compared to the same period in 2021. Operating costs increased by $47.9 million, or 55.7%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in both 2022 periods was primarily due to increased compensation and benefit costs from more employees, and outsourced vendor fees in support of consumer growth. In addition, the nine months ended September 30, 2022 included two additional quarters of costs from Centrum as a result of the acquisition occurring on July 1, 2021.

We recognized $42.6 million of intangible assets impairment for the three months and nine months ended September 30, 2022, which related to a full impairment of Centrum’s reacquired contract with Bright HealthCare Florida as a result of our decision to no longer offer Commercial products for the 2023 plan year.

Depreciation and amortization decreased by $2.7 million for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease is primarily due to measurement period adjustments that resulted in a reduced valuation of Centrum’s intangible assets subsequent to the third quarter of 2021. Depreciation and amortization increased by $6.2 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to amortization expense of $12.5 million for the nine months ended September 30, 2022, resulting from intangible assets acquired as part of the Centrum acquisition, which occurred on July 1, 2021.

Liquidity and Capital Resources

We assess our liquidity and capital resources in terms of our ability to generate adequate amounts of cash to meet our current and future needs. We have historically funded our operations and acquisitions primarily through the sale of stock, including the issuance of Series B Preferred Stock in October 2022, which generated proceeds of $175.0 million, the issuance of Series A Preferred Stock in January 2022, which generated cash proceeds of $750.0 million, as well as through the issuance of common stock in June 2021 in connection with our initial public offering, which generated cash proceeds of $887.3 million.

We have incurred operating losses since our founding, and we expected to incur operating losses in the future. However, we are implementing a restructuring plan to reduce our capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. Our restructuring plan includes Bright HealthCare’s exiting of the Commercial marketplace for the 2023 plan year and focusing on our Medicare Advantage business in California, as well as reducing our workforce, exiting excess office space, and terminating or restructuring contracts. We believe our restructuring initiatives, along existing cash and investments, will provide sufficient liquidity to satisfy our anticipated cash requirements for the next 12 months.

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

Our expected primary short-term uses of cash for our regulated insurance entities include ongoing disbursements for claims payments, the Direct Contracting performance year obligation, as well as payments into the risk adjustment program which generally occur in the third quarter. For our non-regulated entities, our expected short-term uses of cash include capital infusions into our regulated insurance entities, interest payments and other general and administrative costs. Our long-term cash requirements primarily include operating lease obligations and redeemable noncontrolling interests.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company, pending regulatory approval, or through reimbursements related to administrative services agreements with the parent company. The Company declared no dividends from the regulated insurance entities to the parent company during the nine months ended September 30, 2022 and 2021. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to satisfy regulatory requirements. As of September 30, 2022 and December 31, 2021, the amounts held in risk-based capital and surplus at regulated insurance legal entities was in excess of the minimum requirements, except for four states where we are currently working with the state departments of insurance to rectify potential instances of noncompliance.

Credit Agreement

We have a $350.0 million Credit Agreement, which matures on February 28, 2024. The Credit Agreement contains a covenant that requires the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00. The Credit Agreement also contains a covenant that require us to maintain a minimum liquidity of $150.0 million. We were not in compliance with the total debt to capitalization ratio covenant as of September 30, 2022. On November 8, 2022, we executed an amendment to the Credit Agreement pursuant to which certain collateral related defaults were waived and, in addition, it was agreed that we would (i) not be required to test our debt to capitalization ratio covenant during and including the four quarter test period ending September 30, 2022 through and including the four quarter test period ending September 30, 2023, (ii) be required to maintain a minimum liquidity of $200.0 million from November 8, 2022 through and including September 30, 2023 and (iii) be required to maintain a minimum liquidity of $150.0 million after September 30, 2023. As of September 30, 2022, we had $303.9 million of short-term borrowings under the Credit Agreement.

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

As of September 30, 2022, we had $46.1 million of outstanding, undrawn letters of credit under the Credit Agreement, which reduce the amount available to borrow.

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

On October 17, 2022, we issued 175,000 shares of the Series B Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $175.0 million.

Cash and Investments

As of September 30, 2022, we had $1.6 billion in cash and cash equivalents, $299.9 million in short-term investments and $865.7 million in long-term investments on the consolidated balance sheet. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of September 30, 2022, we had non-regulated cash and cash equivalents of $190.4 million, short-term investments of $30.4 million and no long-term investments.

As of September 30, 2022, we had regulated insurance entity cash and cash equivalents of $1.4 billion, of which $4.5 million was restricted, short-term investments of $269.5 million, of which $5.0 million was restricted, and long-term investments of $865.7 million, of which $3.0 million was restricted.

Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net cash provided by operating activities	$111,787	$233,114
Net cash used in investing activities	(463,151)	(653,128)
Net cash provided by financing activities	895,710	887,832
Net increase in cash and cash equivalents	544,346	467,818
Cash and cash equivalents at beginning of period	1,061,179	488,371
Cash and cash equivalents at end of period	$1,605,525	$956,189

Operating Activities

During the nine months ended September 30, 2022, net cash provided by operating activities decreased by $121.3 million compared to the nine-month period ended September 30, 2021, primarily driven by more timely payment of our medical cost liabilities resulting in a reduction of cash generated from medical costs payable and an increase in our net loss, partially offset by an increase in unearned revenue due to the timing of receipt of the October Medicare Advantage premium payment from CMS.

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities decreased by $190.0 million compared to the nine-month period ended September 30, 2021. The decrease was primarily due to a $431.4 million decrease in cash used for acquisitions compared to the nine months ended September 30, 2021. The decrease from acquisitions was partially offset by a $240.5 million increase in purchases of investments, net of proceeds from sales, paydowns and maturities of investments, which was driven by additional investments at our regulated entities to support continued consumer growth.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities increased by $7.9 million compared to the nine months ended September 30, 2021, primarily due to an net increase in short-term borrowings of $148.9 million, which more than offset the $142.4 decrease in net cash provided by equity issuances.

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

Other than as described below, which relates to our interim goodwill impairment assessment, there have been no material changes to our critical accounting policies and estimates for the period ended September 30, 2022.

Goodwill

As of September 30, 2022, we have three reporting units, two of which comprise our goodwill balance. These two reporting units had an aggregate goodwill carrying amount of $761.3 million at September 30, 2022.

We test goodwill for impairment annually at the beginning of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. Such events and circumstances could include a sustained decrease in our market capitalization, disposal of significant components of our business, unexpected business disruptions, unexpected significant declines in our operating results, significant adverse changes in the markets we operate, changes in interest rates or changes in management strategy. We test reporting units for impairment by measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value of the reporting unit is greater than its carrying value, no goodwill impairment is recognized. If the calculated fair value of the reporting unit is less than its carrying value, we recognize an impairment equal to the difference between the carrying value of the reporting unit and its calculated fair value.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. We estimate the fair values of our reporting units using a combination of discounted cash flows and comparable market multiples, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about revenue growth rates, operating margins, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. Underperformance to the financial projections used in the impairment analysis could negatively impact the fair value of our reporting units; whereas, overperformance relative to the financial projections used in the impairment analysis could positively impact the fair value of our reporting units. Additionally, the passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future.

We performed an interim goodwill impairment test as of September 30, 2022, as described in Note 5, Goodwill and Intangibles Assets, in our condensed consolidated financial statements of this Quarterly Report. We recognized a goodwill impairment at our Bright HealthCare – Commercial and Medicare Advantage reporting units. Our reporting units that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying value as of September 30, 2022. Our reporting units that have zero excess fair value over carrying value as of our interim impairment testing date have a heightened risk of future impairments if any assumptions, estimates or market factors change in the future.

Our Medicare Advantage reporting unit represents our only remaining reporting unit with zero excess fair value over carrying value that maintains a goodwill balance. The Medicare Advantage reporting unit had a goodwill carrying value of $358.7 million at September 30, 2022, our interim goodwill testing date. Based on our interim test, our NeueHealth reporting unit had a fair value significantly in excess of its carrying value of $402.6 million.

The assumptions used in our goodwill impairment testing are made at a point in time, require significant judgment and are subject to change based on the facts and circumstances present at each annual or interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. It is reasonably possible that changes in assumptions could occur. As the Medicare Advantage reporting unit had zero excess fair value over carrying value, any significant adverse change in our near or long-term financial projections or macroeconomic conditions could result in future goodwill impairment, which could be material.

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

Interest Risk

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. We invest in a professionally managed portfolio of securities, which includes debt securities of publicly traded companies, obligations of the U.S. government, domestic government agencies, and state and political subdivisions. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies and other factors outside of our control. Assuming a hypothetical and immediate 1% increase in interest rates across the entire U.S. Treasury curve at September 30, 2022, the aggregate market value decrease to our regulated and unregulated portfolios would be approximately $22.8 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in our 2021 Form 10-K, we previously identified a material weakness related to claims pertaining to our commercial business, which were processed by a third-party service provider. The claims were processed inaccurately according to terms of provider contracts and/or related fee schedules, or did not consistently go through claims re-pricing, where necessary, prior to payment. As of September 30, 2022, we continue to have a material weakness in commercial third-party claims processing. However, since the identification of this material weakness, we have continued to make progress with our pre-pay and post-pay claims quality assurance procedures and data mining capabilities. These capabilities are enabling early identification of overpayment issues so the issues can be addressed timely. Additionally, our provider data improvement initiatives have enhanced the accuracy of our provider rosters, determination of in-network versus out-of-network status, and alignment of providers to appropriate contracts and fee schedules. Finally, additional front-end claims review procedures implemented in the first quarter of fiscal year 2022 have resulted in improved claims payment accuracy, based on fee schedules agreed-upon with providers.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our 2021 Form 10-K and our other filings with the SEC. Except as set forth below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2021 Form 10-K and Form 10-Q’s for the quarterly periods ended March 31, 2022 and June 30, 2022.

Management action plans in place may not fully alleviate doubt about our ability to continue as a going concern

The Company has a history of operating losses. These losses, as well as significant growth in consumers in the Bright HealthCare – Commercial segment, which has required us to set aside additional cash for equity contributions to maintain minimum regulatory amounts, have reduced the cash available to fund operations. These factors raised significant doubt about our ability to meet future obligations and continue as a going concern in the second quarter of 2022 and caused us to seek additional financing.

In response to these conditions, management is implementing a restructuring plan to reduce our capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. The Company’s Bright HealthCare business is exiting the Commercial marketplace for the 2023 plan year and is focusing on its Medicare Advantage business in California. In addition to our market exits, management is implementing additional restructuring activities, which include reducing our workforce, exiting excess office space, and terminating or restructuring contracts. The Company also closed on a $175.0 million capital raise in October 2022 to capitalize our continuing operations as further described in Note 16, Subsequent Events. While the Company believes its restructuring initiatives, along with existing cash and investments, will provide sufficient liquidity to meet its obligations as they come due in the 12 months following the date the condensed consolidated financial statements are issued, there can be no assurance that such actions will be sufficient or that such actions will fully alleviate the fears of investors and creditors that we may be unable to continue as a going concern. In addition, there can be no assurance that we will not face conditions in the future that raise doubts about our ability to continue as a going concern.

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

Our or our subsidiaries’ failure to comply with the restrictive covenants described above as well as others contained in our or our subsidiaries’ future debt instruments from time to time could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their maturity. As of September 30, 2022, we were not in compliance with the total debt to capitalization ratio covenant of our Credit Agreement. On November 8, 2022, we executed an amendment to the Credit Agreement pursuant to which certain collateral related defaults were waived and, in addition, it was agreed that we would (i) not be required to test our debt to capitalization ratio covenant during and including the four quarter test period ending September 30, 2022 through and including the four quarter test period ending September 30, 2023, (ii) be required to maintain a minimum liquidity of $200.0 million from November 8, 2022 through and including September 30, 2023 and (iii) be required to maintain a minimum liquidity of $150.0 million after September 30, 2023. While due to these waivers, we did not experience an event of default as defined by our Credit Agreement, there can be no assurance that should we fail to maintain compliance with our debt covenants in the future that we would be able to obtain additional waivers on commercially reasonable terms or at all or otherwise avert events of default.

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

If we are unable to effectively and efficiently wind down the operations of our Commercial plans and Medicare Advantage plans outside of California, our results and performance could be impacted negatively.

On October 11, 2022, the Company issued a press release announcing, among other things, it will focus on delivering affordable healthcare to aging and underserved populations through its fully aligned care model in Florida, Texas and California, and that it will no longer offer Commercial products through Bright HealthCare in 2023, or Medicare Advantage products outside of California. If we are unable to effectively and efficiently execute the wind down of these businesses in a manner that minimizes disruption to our ongoing operations, our business, results of operations, financial performance and reputation may be adversely impacted.

If we are required to maintain higher statutory capital levels, if we are subject to additional capital reserve requirements or we experience any delay or inability in withdrawing statutory capital from our insurance subsidiaries that, in each of the forgoing cases, operate in states in which we will no longer offer health plans in 2023, our balance sheet and results of operations may be adversely affected.

Our IFP and MA plans are operated through regulated insurance subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require us to maintain minimum levels of statutory capital, or net worth, as defined by each applicable state. Such states may raise or lower the statutory capital level requirements at will. The state departments of insurance, or applicable bodies regulating insurance, in any state could require our regulated insurance subsidiaries that operate in states in which we will no longer offer health plans in 2023 to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our consumers. In addition, although we will no longer offer health plans in these states, if we are unable to withdraw, or are subject to an unexpected delay in withdrawing, the statutory capital in these subsidiaries, this could reduce our available funds, which could harm our ability to execute our business strategy, invest in growth opportunities, and adversely affect our balance sheet and results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1
Ninth Amended and Restated Certificate of Incorporation of Bright Health Group, Inc. (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)

3.2
Certificate of Designations of Series A Convertible Perpetual Preferred Stock of Bright Health Group, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on January 3, 2022)

3.3
Certificate of Amendment to the Certificate of Designations of Series A Convertible Perpetual Preferred Stock of Bright Health Group, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on October 18, 2022)

3.4
Certificate of Designations of Series B Convertible Perpetual Preferred Stock of Bright Health Group, Inc. (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed on October 18, 2022)

3.5	Amended and Restated Bylaws of Bright Health Group, Inc. (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)
10.1
Third Amended and Restated Registration Rights Agreement, dated as of October 17, 2022, by and among Bright Health Group, Inc. and the other parties named therein. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on October 18, 2022)

10.2
Investment Agreement, dated as of October 10, 2022, by and among Bright Health Group, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on October 11, 2022)

10.3
Amendment No. 3, dated as of November 8, 2022, among Bright Health Group, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 9, 2022)

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2022, filed with the SEC on November 14, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
104	Cover Page Interactive Data File (formatted as iXBRL and embedded within Exhibit 101)

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

BRIGHT HEALTH GROUP, INC.

Dated: November 14, 2022	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Catherine R. Smith
	Name:	Catherine R. Smith
	Title:	Chief Financial and Administrative Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)