Form 10-K
period 2022-12-31
Bright Health Group Inc.
filed 2023-03-16
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-40537
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                 ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements
of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $1.82 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $549,215,469. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
As of March 6, 2023, the registrant had 630,331,300 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements made in this Annual Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will,” “ensure” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to raise capital and continue as a going concern; our ability to comply with the terms of our credit facility, including financial covenants, both during and after any waiver period, and/or obtain any additional waivers of any terms of our credit facility to the extent required; the impacts of our corporate restructuring and the associated headcount reduction; our ability to quickly and efficiently wind down our Individual and Family Plan (“IFP”) businesses and Medicare Advantage (“MA”) businesses outside of California; our ability to accurately estimate and effectively manage the costs relating to changes in our business offerings and models; a delay or inability to withdraw regulated capital from our subsidiaries; our ability to comply with ongoing regulatory requirements, including consent decrees or government orders; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our ability to obtain and accurately assess, code, and report IFP and MA risk adjustment factor scores for consumers; our ability to contract with care providers and arrange for the provision of quality care; our ability to accurately estimate our medical expenses, effectively manage our costs and claims liabilities or appropriately price our products and charge premiums; our ability to obtain claims information timely and accurately; the impact of the ongoing COVID-19 pandemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage the growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions and integrate acquired businesses; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; our ability to adapt to new risks associated with our expansion into the ACO Reach program; our ability to comply with the continued listing standards of the New York Stock Exchange; and the other factors set forth under the heading Item 1A – “Risk Factors” in this Annual Report.

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

SUMMARY OF KEY RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors set forth under the heading Item 1A – “Risk Factors” in this Annual Report, together with other information in this Annual Report, before deciding whether to invest in shares of our common stock. The following summary highlights certain of the principal risks and uncertainties included in the discussion of our risk factors in Item 1A – “Risk Factors” in this Annual Report. This is not a complete list of the risks set out in that section and readers are encouraged to review the “Risk Factors” section of this Annual Report in its entirety for a more fulsome understanding of the risks and uncertainties that may impact the Company.

Risks Related to Our Business
•We may require additional capital that may not be available and might not be available on acceptable terms.
•Our corporate restructuring and the associated headcount reduction could disrupt our business.
•Management action plans in place may not fully alleviate doubt about our ability to continue as a going concern.
•Lack of acceptance or slow adoption of our business model could impact our business and results of operations.
•Our inability to retain existing consumers, expand consumer enrollment, or diversify and expand our portfolio of products and services may adversely affect our business and results of operations.
•We may not be able to contract with care providers on favorable terms or at all, or to arrange for the provision of the quality care necessary to attract consumers.
•We may be required to work with care providers who are not contracted with our health plans or in our networks, which may result in costly out-of-network claims.
•Failure to appropriately set premiums or effectively manage our costs could negatively affect our results.
•If we grow rapidly, we may not be able to manage our growth effectively.
•We have incurred net losses each year since our inception, and we may not achieve or maintain profitability in the future.
•Our limited operating history makes it difficult to evaluate our business and assess our future prospects.
•The ongoing COVID-19 pandemic has and may continue to adversely affect our business and results.
•Large-scale medical emergencies could significantly increase costs or overwhelm and disrupt our systems.
•Delays in our receipt of health plan premiums could adversely affect our results.
•Our membership is concentrated in certain geographic areas and amongst certain populations, exposing us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions.
•If we decide to enter new markets, they may not be as economical to serve as our existing markets.
•We operate in competitive markets within a highly competitive industry.
•We may fail to enter into value-based care agreements with health plans or renegotiate them.
•If we are not able to maintain required statutory capital levels, our balance sheet may be adversely affected.
•We may fail to achieve robust brand recognition or maintain or enhance our reputation.
•Failure to provide high-quality customer support may adversely affect our reputation and our ability to maintain or expand membership or attract Care Partners and third-party payors.
•Reductions in the quality ratings of our MA health plans could have a materially negative impact our results.
•We may fail to identify and acquire suitable acquisition candidates or integrate acquired companies.
•Medical liability claims could cause us to incur significant expenses and pay significant damages.
•We rely on our talent, members of senior management or other key employees.
•Negative global economic conditions and economic uncertainty could adversely affect our results.
•Shortages of qualified personnel or other factors could increase labor costs and adversely affect our results.
•Our health plan products are subject to risk adjustment programs and may not be managed properly.
•Our expansion into ACO REACH presents new risks to our business.

Risks Related to our Intellectual Property, Information Technology, and Data Privacy
•Protecting our intellectual property rights may be expensive and demand management’s attention.

•Claims that allege intellectual property right violations of others may be costly and limit our ability to operate.
•We may not be able to maintain the accuracy, integrity or availability of our data.
•Our new enterprise resource planning system may prove ineffective.
•Our technology platform may not operate as we expect and requires continued development and maintenance.
•Security incidents or breaches, loss of data and other disruptions could compromise sensitive or legally protected information, disrupt our business, and expose us to liability.

Risks Related to our Indebtedness
•We may incur a substantial level of indebtedness and reduce our financial flexibility.
•The Credit Agreement contains restrictions and covenants that affect our ability to operate our business.

Risks Related to Legal Proceedings and Governmental Regulations
•The U.S. health insurance market is subject to modification and changes, including those of legislation.
•We are unable to predict the ultimate impact of the CARES Act and other stimulus legislation on our business.
•Our MA plans, contracts with third-party MA plans and reimbursement are subject to the Medicare program.
•Failure to comply with certain healthcare laws and incurring substantial penalties could result in adverse financial condition
•Our use and disclosure of PII and PHI is subject to federal and state privacy and security regulations.
•Laws regulating the corporate practice of medicine could restrict the conduct of our business.
•We may be subject to litigation, administrative proceedings or investigations.
•We are subject to a pending putative securities class action lawsuit.
•We are subject to inspections, reviews, audits and investigations under government programs and contracts.

Risks Related to our Financial Statements
•We have identified material weaknesses in our internal controls over financial reporting.
•Accounting for health plan benefits is complicated and subject to foreseen and unforeseen risks.
•Failure to design, implement and maintain effective internal controls could adversely affect our stock price.

Risks Related to Ownership of Our Common Stock
•We received notice from the New York Stock Exchange (the “NYSE”) that we were not in compliance with its continued listing standards regarding the average closing price of our common stock, and we may be subject to permanent delisting from the NYSE.
•Our stock price has experienced significant volatility and may change significantly in the future.
•Our quarterly operating results fluctuate and may fall short of prior results and expectations.

Risks Related to Investing in Our Common Stock
•The conversion of our outstanding Preferred Stock would cause substantial dilution and may have significant influence on certain corporate matters.

PART I

ITEM 1. BUSINESS

Bright Health Group, Inc. (“Bright Health,” “we,” “our,” “us,” or the “Company”) was founded in 2015 to transform healthcare. Although 2022 was a year of significant transition for our business, our mission remains the same: Making Healthcare Right. Together. It is built upon the belief that by connecting and aligning the best local resources in healthcare delivery with the financing of care, leveraging what we call the “Value Layer” of healthcare, we can drive a superior consumer experience, reduce systemic waste, lower costs, and optimize clinical outcomes.

Bright Health consists of two reportable segments:

• Consumer Care — Our value-driven care delivery business that manages risk in partnership with external payors.

• Bright HealthCare — Our delegated senior managed care business that partners with a tight group of aligned providers in California.

OVERVIEW

At its core, Bright Health is a technology enabled, value-driven healthcare company. We believe that to drive meaningful change, we must leverage technology and bring together the financing and delivery of care, while strengthening healthcare’s strongest relationship: that between the consumer and their primary care provider (“PCP”). We look to do this through value-based care arrangements where the company and our payor or care provider partners benefit from improvements in outcomes and lowering risk-adjusted medical costs.

Bright Health is focused on delivering affordable healthcare to the fast-growing aging and underserved populations in Florida, Texas and California through our fully aligned care model. Bright Health has exited the Affordable Care Act Marketplace as an insurer, ceasing coverage of IFP products through Bright HealthCare, as well as ending Medicare Advantage insurance coverage outside of California at the end of 2022.

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

Built on Alignment

Bright Health has created a new alignment model built upon three core principles applied consistently but flexed accordingly to “meet our Care Partners where they are”:

• Clinical Alignment — We believe that alignment in healthcare starts with those responsible for delivering care locally. As each of our Care Partners has a unique set of clinical tools and capabilities to manage population health risk, our adaptable model lends them the support necessary to enhance local healthcare delivery and strengthen existing provider-consumer relationships.

• Financial Alignment — We have developed value-based payment structures that enable us to take a staged approach to financial alignment with our Care Partners. We first carefully consider each Care Partner’s ability and interest to take varying levels of population health risk. Once aligned, we then work with our Care Partners over time to optimize the relationship and prepare them for success under more advanced models of value-based care.

• Data and Technology Alignment — Our clinical and financial alignment with our Care Partners is designed to incentivize maximum platform interoperability and data transparency, affording us and our Care Partners a more holistic view of the consumers we serve. Using comprehensive clinical, administrative, and consumer data, we enhance clinical technology by providing each Care Partner with purpose-built tools and experiences that seamlessly embed into existing workflows.

Focused on the Consumer

Our approach to healthcare remains centered around the belief that there is an ongoing shift from broad, employer-driven, one-size-fits-all offerings to a model built on individual choice. This has driven us to implement what we believe is a novel approach to consumer empowerment that focuses on making healthcare simple, personal, and affordable.

Powered by Technology

Bright Health’s aligned and consumer-focused model enables us to transform the way technology can affect meaningful change in healthcare. Historically, key stakeholders with misaligned incentives have generally been unwilling to share critical information, thereby limiting the effectiveness of healthcare technology. In addition, data has been transactional, serving the needs of payors and care providers, but not the individual. By aligning stakeholders across the financing and delivery of care and putting consumers in control of their healthcare data, we believe Bright Health can capture a holistic view of the consumer and empower the individual and their care teams to drive better coordination and optimize clinical outcomes.

OUR BUSINESS

We deploy our capabilities across Consumer Care and Bright HealthCare, with a shared focus on leveraging technology and our aligned model to optimize the healthcare experience. By participating in and connecting both the delivery and financing of care, our approach allows us to control the healthcare dollar while rewarding us for reducing the total cost of care, all while engaging with and enhancing the experience and clinical outcomes for the underlying consumer.

Consumer Care

Consumer Care seeks to significantly reduce the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. Providers are looking for solutions that will enable them to perform in a value-based world and focus on what matters most: their patients’ health. Payors are looking for systems of high-performing providers who can partner with them to deliver the best care locally. Consumers want personalized, easy-to-access care, regardless of who is paying for it. Consumer Care brings this together through a combination of technology and services that are scaled centrally and deployed locally.

As of December 31, 2022, Consumer Care operated 74 managed and affiliated risk-bearing clinics within its integrated care delivery system. Through those risk-bearing clinics, Consumer Care maintained over 579,000 unique patient relationships as of December 31, 2022, approximately 530,000 of which are delivered under value-based arrangements, across multiple payors, including 46,000 through our Direct Contracting Entities (now ACO Reach). Consumer Care engages in local, personalized care delivery in multiple ways:

• Integrated Care Delivery — As of December 31, 2022, Consumer Care operated 74 managed and affiliated risk-bearing clinics providing comprehensive care to all population types. Our integrated system of care includes embedded pharmacy, laboratory, radiology, and population health focused specialty services. We proactively manage the needs of consumers and offer expansive preventive care services to reduce hospitalizations and other unnecessary utilization of the healthcare system. Our clinics leverage Consumer Care’s data and technology capabilities to ensure a comprehensive care system for our at-risk patients. Consumer Care is tightly aligned with our third-party payor partners.

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

• Value Services Organization — Consumer Care empowers primary care practices and care delivery organizations to evolve and succeed in their evolution towards risk-bearing primary care delivery. We help these organizations enter value-based arrangements designed around their needs, while simultaneously empowering them with the tools and capabilities necessary to maximize their success. Consumer Care’s Value Services Organization takes a comprehensive approach to provider enablement focusing on:

1.Organizing and Aligning Providers — Building, managing, and delivering high-performing, aligned delivery systems in local markets.

2.Transforming Practices — Redesigning practice workflows and facilitating culture change with care providers so that they understand and embrace value-based care.

3.Driving Outcomes — Empowering consumers to access care in the way they desire and providing tools that empower providers to effectively manage risk and deliver outcomes.

4.Enabling Frictionless Transactions — Reducing administrative complexity for consumers and care providers, while supporting transitions of care across the ecosystem.

5.Assessing and Improving Performance — Evaluating financial, clinical, and quality performance under risk-based contracts, empowering providers to improve and succeed.

Consumer Care Customer Segments

Consumer Care serves a diverse set of customers across the healthcare ecosystem, including:

• External Payors — Consumer Care managed and affiliated clinics currently contract with various third-party payors through primarily value-based arrangements.

• Affiliated Providers (e.g., IDNs, IPAs, Medical Groups, etc.) — Consumer Care supports these care providers with a suite of services including technology, payor contracting, risk management, and administrative support to accelerate the transition to value-based care.

• Federal and State Governments — Consumer Care currently participates in the ACO Reach program where in partnership with its owned and affiliated providers, it manages traditional Medicare beneficiaries through value-based relationships.

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

Bright HealthCare Customer Segments

Bright HealthCare’s customers include:

• Commercial — Bright HealthCare offered commercial health plans to more than 1.0 million individuals as of December 31, 2022. Bright Health has exited the Affordable Care Act Marketplace as an insurer, ceasing coverage of IFP products through Bright HealthCare at the end of 2022.

• Medicare Advantage — Bright HealthCare offers Medicare Advantage plans to approximately 125,000 lives as of December 31, 2022. Bright HealthCare has focused its Medicare Advantage business for 2023 on the California market, exiting other states as a Medicare Advantage insurer at the end of 2022.

Through these diversified businesses, we believe we are able to align consumer, provider, and payor interests, creating localized, high-performing, value-based systems of care where everybody wins.

OUR COMPETITIVE ADVANTAGES

We Believe We Have a Differentiated Business Model That Integrates the Delivery and Financing of Healthcare. Unlike the traditional relationship between payors and providers, our aligned model brings together the delivery and financing of healthcare. Our Bright HealthCare products are designed in close collaboration with our delegated partners to ensure financial incentives which reward total cost of care reduction, clinical outcome optimization, and consumer experience enhancement are in place. Our Consumer Care segment partners with external payors who believe in managing care under value-based arrangements.

We Have a Purpose-Built, Consumer and Provider Technology Platform. Our technology is purpose-built to support all key stakeholders in healthcare delivery. We believe our proprietary technology platform provides the first truly consumer-centric healthcare platform designed to bridge healthcare enablement and delivery and bring a connected experience to consumers and their care teams.

We Have a Seasoned Management Team Built for Scale. Our executive leadership team has extensive experience leading multi-billion dollar organizations across a wide range of industries, from healthcare to consumer retail to technology. Our team has a proven track record of growing organizations and leading large, publicly traded enterprises. We believe our team’s experience in navigating through different healthcare regulatory regimes positions us to be able to adapt quickly as needed, scale our business model, and drive continued success in any political or regulatory environment.

We Have a Multi-Pronged Growth Strategy. We believe our growth will be driven by a mix of different channels across both the payor and provider landscape. We are in fast growing markets for aging and underserved consumer populations, with opportunities for overall market growth and gaining market share. Each of our segments and business lines has opportunities to bring our services to new consumers, growing our partnerships with our payor and provider partners.

GROWTH STRATEGIES

Bright Health’s alignment model allows us to pursue additional growth through the following avenues, aligned around the integration of delivery, financing, and optimization of care.

• Increase Membership in Existing Markets. We plan to continue to drive membership growth through greater consumer awareness of our brand and our ability to deeply align and integrate with our delegated partners in our Senior Managed Care business. In addition, we plan to expand the relationships we have with our payor partners in the Consumer Care business, growing the membership we are managing on behalf of those partners.

• Expand Our Care Delivery Footprint. We plan to add new payor contracts to serve additional consumers at our existing clinics, while integrating additional services. Additionally, our exportable model affords us valuable opportunities for de novo growth through the addition of new clinics across both existing and future markets.

• Take and Support the Management of Population Health Risk. We leverage our actuarial expertise and population health management infrastructure to take population health risk under total cost of care arrangements in close collaboration with our Care Partners. In addition, we help our Care Partners maximize the benefit of value-based arrangements through tools and capabilities that enable high-touch, high-quality care for consumers at a lower total cost.

• Participate in Emerging Direct-to-Government Programs. We were one of the first participants in these innovative new programs and in 2023, approximately 65,000 of our value-based consumers are attributable to our ACO Reach businesses.

• Introduce New Product Offerings. Leveraging our trusted Care Partner relationships, we are well-positioned to launch new, innovative products within our Consumer Care and Bright HealthCare businesses focused on serving additional segments of the population.

SALES AND MARKETING

We view sales and marketing as a strategic imperative and core differentiator for our products and services. We use data and technology to effectively predict marketing outcomes and constantly improve our campaigns. We market our Bright HealthCare plans through a number of channels including, but not limited to: (1) an extensive network of brokers and field marketing organizations, (2) direct to the consumer, and (3) our Care Partner relationships. We support these organizations with in-house advertising, sales collateral, and other materials. Our sales representatives, as well as independent brokers and agents, earn commissions based on applications submitted and plans effectuated.

We market the services within our Consumer Care business using sophisticated technology and data resources to target and engage consumers in tight partnership with our payor partners. Using zip+4, we deliver our advertising content to the right audiences across expanded geographic areas. We employ message testing to identify core messages that drive our performance. Consumer Care delivers these messages through all media channels including display, search, digital video, audio, direct mail, telesales and materials in provider offices.

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

Our principal competitors vary considerably in type and identity by each market. Our Consumer Care business competes with other provider enablement companies, as well as medical groups in the markets in which we operate clinics. Our competitors include MSOs, IPAs, and other organizational providers of primary care services, such as Agilon Health, Inc., Cano Health, Inc., ChenMed LLC, Iora Health, Inc., Oak Street Health, Inc., OptumHealth of UnitedHealth Group Incorporated, and Village Practice Management Company, LLC (VillageMD). Our Consumer Care business also competes with other participants in the Medicare Shared Savings Program and other programs designed to bring value-based care to fee-for-service Medicare beneficiaries.

Our Bright HealthCare business currently faces competition from a range of companies, including other health plans, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. Our competitors in this segment include large, national insurers, such as Aetna, Inc., Anthem, Inc., Humana Inc., Molina Healthcare, Inc., UnitedHealthcare of UnitedHealth Group Incorporated and others. These companies are more established and have greater financial resources than we do, and each of them provides products that compete with ours in the markets where we operate. Other competitors include regionally-focused payors such as Blue Cross Blue Shield licensees, Kaiser Permanente and other provider-sponsored health plan organizations. These companies have significant regional market share, making competition in those geographies more difficult. Our competitors also include recent market entrants such as Alignment Healthcare, Inc. and others. These companies utilize disruptive models and other approaches to increase consumer engagement and grow their market share.

To effectively compete and better engage with consumers, we believe we offer a compelling and affordable range of products and services, as well as access to high-quality care providers. In addition, we aim to provide excellent customer service, including a seamless onboarding experience, ready access to our Care Partners and their medical personnel, and tools to assist in our consumers’ understanding of their healthcare benefits.

We differentiate our products and services on the basis that managed care, when built for and embedded within the delivery system, drives better outcomes. We believe in our ability to align the financing and delivery of care while maintaining agility to constantly evolve our model to better serve our consumers.

RESEARCH AND DEVELOPMENT

Our product and engineering teams focus on constantly refining and improving our technology platform, which connect our consumers with their providers. We leverage the data generated by our platform to better assess specific consumer needs and to guide towards future innovation. We continue to devote significant resources to further develop, expand and upgrade our platform to enhance consumer experience and enable an integrated, aligned healthcare ecosystem.

INTELLECTUAL PROPERTY

Our continued growth and success depend, in part, on our ability to protect our intellectual property and internally developed technology, including BiOS and Panorama. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, and contractual rights (including confidentiality, non-disclosure and assignment-of- invention agreements with our employees, independent contractors, consultants and relevant companies with which we conduct business). We have applied for, and in many instances, obtained registration in the U.S. for a number of trademarks, including Bright Health, NeueHealth, and Physicians Plus. We pursue trademark registrations to the extent management believes doing so would be the most appropriate and effective means of protecting our brands.

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

GOVERNMENT REGULATION

The provision of healthcare services and the marketing and sale of insurance products and plans is a heavily regulated industry. Our business is governed by comprehensive federal, state, and local laws and regulations, including those relating to the healthcare industry, the insurance industry, and state and federal privacy and data security laws. Our Consumer Care business is subject to various standards relating to, among other things, the provision of healthcare services and licensing requirements. Our Bright HealthCare business is subject to, among other things, laws and regulations governing our marketing and advertising activities in states which require prior review of our marketing collateral. As a provider of health plan products in one or more states, we are required to apply for, comply with, and maintain various licenses and approvals and we are subject to frequent audits of our financial soundness and operational compliance with the respective laws and regulations. The laws and regulations applicable to our business continue to change and evolve over time. Current proposals and directives to change or modify the implementation of such laws and regulations, whether legislative, regulatory, or in the form of executive orders, create areas of uncertainty and, if such proposals are enacted, the potential for material adverse impacts on our business.

HIPAA and Privacy and Security Laws

We are subject to federal and state laws and regulations that protect the use and disclosure of patient and other personal, sensitive or regulated data. These include the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act, each as amended, and the regulations that implement these laws (collectively “HIPAA”), which created privacy and security standards that limit the use and disclosure of protected health information, referred to as PHI. HIPAA governs the use and disclosure of PHI and requires covered entities, which include health plans and healthcare providers who transmit health information electronically in connection with certain transactions, and their business associates to implement and maintain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information. In addition, HIPAA imposed obligations on covered entities and business associates with respect to the use and disclosure of PHI, including requirements for written agreements known as business associate agreements and breach notification requirements.

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

Violations of HIPAA may result in civil or criminal penalties, enforcement actions, settlement payments, resolution agreements, and other sanctions. Further, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents and may also negotiate settlements for related cases on behalf of their respective residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging noncompliance with HIPAA. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA’s requirements, its standards have been used as a basis for the duty of care in state civil suits, such as those for negligence or recklessness in the handling, misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

In addition to HIPAA, numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, creation, receipt, transmission, storage, and other processing of PHI and other personally identifiable information (“PII”). Privacy and data security laws and regulations are often uncertain, contradictory and subject to change or differing interpretations. For example, HHS has also proposed new regulations on patient access to PHI and substance use disorder records and issued guidance on the use of tracking technologies. The complex, dynamic legal landscape regarding privacy, data protection and information security creates significant compliance challenges for us, potentially restricts our ability to collect, use and disclose data, and exposes us to additional expense, and, if we cannot comply with applicable laws in a timely manner or at all, adverse publicity, harm to our reputation, and liability.

States are beginning to adopt additional requirements, including California, which is one of our largest markets, where the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA requires covered businesses to provide certain notices and disclosures to California residents, and also gives California residents rights to opt-out of selling their personal information, and to exercise rights such as obtaining access to and requesting deletion of their personal information. The CCPA allows for certain civil penalties for violations, as well as private rights of action for data breaches under certain circumstances. Additionally, the California Privacy Rights Act (“CPRA”), which further expanded the CCPA with additional data privacy compliance requirements that may impact our business, and established a regulatory agency dedicated to enforcing those requirements which took effect on January 1, 2023. Other states have passed their own comprehensive consumer privacy laws that have taken effect, and still other states are considering passing comparable or more restrictive legislation, with comparable or greater penalties for non-compliance, and such requirements could negatively impact our business. See “Risk Factors – Risks Related to Our Business – Our use and disclosure of PII and PHI is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and revenue.” Additionally, companies that we interact with, such as payors and Care Providers, have increasingly stringent expectations relating to privacy and security protections for PHI and other PII. We have incurred, and may incur in the future, significant costs to develop new processes and procedures to comply with evolving privacy and security laws, regulations and expectations of third parties. Violations of privacy and security laws and regulations, or of contractual obligations relating to privacy and data security, may result in significant liability and expense, damage to our reputation, or termination of our relationships with government-run health insurance exchanges and our consumers, Care Providers and other important partners.

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

Federal consumer protection laws may also apply in some instances to our privacy and security practices related to personally identifiable information. The Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, storage, processing, use, retention, disclosure, transfer, disposal and security of information about individuals, including health-related information, and to regulate the presentation of website content. The FTC has become increasingly aggressive in prosecuting certain data breach cases as unfair and deceptive acts or practices under the FTC Act and has charged companies with violating this act based on failures to appropriately and transparently safeguard personal information and respect consumers' privacy rights and based on disclosures of health and personal information to third parties, the failure to limit third-party use of health information, the failure to implement policies and procedures to prevent the improper or unauthorized disclosure of health information, and the failure to provide notice and obtain consent before the use and disclosure of health information for advertising. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection and other laws require us to inform our consumers how we handle their PII and the choices which consumers may have about how we collect, handle, share, and secure PII. If such information that we share with our consumers is found to be untrue, we could be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences.

State Regulation of Insurance Companies

We must obtain and maintain regulatory approvals to sell and operate specific health plans in the jurisdictions in which we conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative authority with respect to all aspects of the insurance business. The Model Audit Rule, where adopted by states, requires expanded governance practices, risk and solvency assessment reporting and the filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of insurance companies. Health insurers are subject to state examination and periodic regulatory approval renewal proceedings. Some of our business activity is subject to other healthcare-related regulations and requirements, including utilization review, pharmacy service, or provider-related regulations and regulatory approval requirements. These requirements differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances, and payment of claims, adequacy of healthcare professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices, and covered benefits and services. Additionally, certain states have laws that prohibit submitting a false claim or making a false record or statement in order to secure reimbursement from an insurance company.

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

The states of domicile of our health insurance subsidiaries have statutory risk-based capital requirements for insurance companies based on the Risk-Based Capital For Health Organizations Model Act. These risk-based capital requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company must submit a report of its risk-based capital level to the insurance regulator of its state of domicile each calendar year. These laws typically require increasing degrees of regulatory oversight and intervention if a company’s risk-based capital declines below certain thresholds. As of December 31, 2022, the risk-based capital levels of certain of our insurance subsidiaries failed to meet or exceed applicable mandatory risk-based capital requirements, and as a result such subsidiaries are or may be subject to supervision orders under state insurance laws. Such supervision orders require additional reporting as well as approval of certain transactions by our regulators.

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

Healthcare Reform

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that have impacted access to health insurance. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“ACA”) significantly increased oversight of health plans and reformed healthcare in the United States, including how healthcare services are covered, delivered, and reimbursed. Since then, there have been political and legal efforts to expand, repeal, replace, and modify the ACA. Federal regulatory agencies continue to modify regulations and guidance related to the ACA and markets more broadly, often as a result of presidential directives. We cannot predict how healthcare consumers might react to special or extended enrollment periods or to federal or state legislation and regulation, whether already enacted or enacted in the future. For example, the American Rescue Plan Act of 2021, temporarily increased the amounts of premium tax credits, temporarily expanded eligibility for premium tax credits for unemployment compensation beneficiaries who receive such compensation in 2021, and expanded eligibility for Advance Premium Tax Credits (“APTCs”) for households with annual incomes above 400% of the federal poverty level. The Inflation Reduction Act extended the APTCs through the end of 2025. While we anticipate continued changes with respect to the ACA, either through Congress, court challenges, executive actions, or administrative action, we expect the major portions of the ACA to remain in place and continue to significantly impact our business operations and results of operations, including pricing, minimum medical loss ratios and the geographies in which our products are available.

The ACA prohibits annual and lifetime limits on essential health benefits, consumer cost-sharing on specified preventive benefits, and pre-existing condition exclusions. Further, the ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments and the minimum medical loss ratio (“MLR”) provision that requires insurers to pay rebates to consumers when insurers do not meet or exceed the specified annual MLR thresholds. In addition, the ACA required a number of other changes with significant effects on both federal and state health insurance markets, including strict rules on how health insurance is rated, what benefits must be offered, the assessment of new taxes and fees (including annual fees on health insurance companies), the creation of public Health Insurance Marketplaces for individuals and small employer group health insurance and the availability of premium subsidies for qualified individuals. The ACA allows individual states to choose to enact additional state-specific requirements that extend ACA mandates and some of the states where we operate have implemented higher MLR percentage requirements, lower tobacco user rating ratios, and different age curve variations. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. Also, although the U.S. Supreme Court’s 2021 decision preserved the ACA in its current form, legal challenges regarding the ACA could have a material adverse effect on our business, cash flows, financial condition, and results of operations.

Further, the ACA increases oversight responsibilities imposed on health insurers that may result in increased governmental audits, increased assertions of alleged liability under the federal False Claims Act (“FCA”), and an increased risk of other litigation.

Other health reform initiatives, requirements and proposals, including requirements aimed at price transparency and out-of-network charges, may impact prices, our competitive position, and our relationships with patients, insurers, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, the No Surprises Act imposes new limitations and prohibitions on surprise billing and requires providers to send an insured patient’s health plan a good faith estimate of expected charges, including billing and diagnostic codes, prior to when the patient is scheduled to receive the item or service. As another example, the Transparency in Coverage rule issued in 2020 by the HHS, the DOL and the Department of the Treasury requires most group health plans and health insurance issuers in the individual and group markets to publicly disclose price and cost-sharing information for all items and services to participants and enrollees. Health plans and health insurers must publicly disclose (i) in-network provider negotiated rates, and (ii) historical out-of-network allowed amounts and billed charges. In 2023, we will be required to make available to members personalized cost-sharing information for 500 covered health care items and services. In 2024, this cost-sharing information requirement will expand to all items and services, including prescription drugs. Insurers offering group or individual health insurance coverage may receive credit in their MLR calculations for certain savings they share with enrollees that result from the enrollees shopping for, and receiving care from, lower-cost, higher-value providers. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such health reform initiatives, which may have an adverse impact on our business.

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

We are also subject to CMS review of our compliance with CMS contracts, the performance of our plans, adherence to governing rules and regulations, and the quality of care we provide to Medicare beneficiaries, among other areas. A portion of each MA plan’s reimbursement is tied to the plan’s Star Ratings system, which awards between 1.0 and 5.0 stars to MA plans based on a variety of performance measures adopted by CMS, including quality of preventative services, chronic illness management, compliance and overall consumer satisfaction. None of our plans achieved an overall 4.0 Star Rating in 2022, which is required to obtain significant quality bonus payments and could materially impact our financial performance. Medicare Advantage plans with an overall Star Rating of 4 or more stars are eligible for a quality bonus in their basic premium rates. Our inability to improve our Star Rating could limit the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial position and cash flows. CMS may modify the methodology and measures included in the Star Ratings system. Our ability to improve our Star Rating has been adversely impacted by the ongoing COVID-19 pandemic, which has prevented plans from encouraging conduct to address consumer care gaps and collecting information required to demonstrate plan compliance with and performance on Star Rating metrics. There can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years, and our Medicare Advantage plans may not become eligible for full level quality bonuses.

Corporate Practice of Medicine and Fee-Splitting Laws

Our Consumer Care segment includes direct medical service providers and, as such, are subject to additional laws and regulations. Some states have corporate practice of medicine laws that prohibit specific types of entities from practicing medicine, preventing unlicensed persons from interfering with or influencing a physician’s professional judgment or employing physicians to practice medicine. Although we have structured our operations to comply with our understanding of applicable state statutory and regulatory requirements, interpretative legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. The consequences associated with violating corporate practice of medicine laws vary by state and may result in physicians being subject to disciplinary action, as well as to forfeitures of revenue from government payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in the practice of medicine without a license. Some of the relevant laws, regulations, and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required companies to divest or reorganize structures deemed to violate corporate practice restrictions. In the event that regulatory authorities or other third parties were to challenge these arrangements, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our arrangements with our care providers. A determination that we are in violation of applicable laws and regulations in any jurisdiction in which we operate could have a material adverse effect on our business, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements at a significant cost, or if we are subject to penalties or other adverse action. Additionally, certain states prohibit certain entities from engaging in fee-splitting practices that involve sharing in the fees or revenue with a professional practice. These prohibitions can be either statutory or regulatory, or may be imposed through judicial interpretation, and are subject to change.

Licensing and Telehealth Laws

Our care providers must be licensed to practice medicine in the state in which they are located and must comply with licensing laws and regulations and requirements regarding notification of licensing agencies regarding certain material events. These licensing requirements vary from state to state. In addition to state requirements, we and/or our care providers are in some cases subject to federal licensing and certification requirements, such as certification or waiver under the Clinical Laboratory Improvement Amendments of 1988 for performing limited laboratory testing and Drug Enforcement Administration registration requirements for writing prescriptions for controlled substances. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk-bearing providers. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. In addition, our care providers must remain in good standing with the applicable boards of medicine, board of nursing or other applicable regulatory authority, as activities that qualify as professional misconduct under state laws may subject our care providers to sanctions or result in the loss of their licensure. Furthermore, they cannot be excluded, suspended or debarred from participation in certain government programs at either the state or federal levels, such as Medicare and Medicaid.

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

Additionally, states generally require providers of professional healthcare services via telehealth to a patient to be licensed in that state where the patient is physically located at the time services are rendered. States have established a variety of licensing and other regulatory requirements around the provision of telehealth services. We have established systems for ensuring that our providers are appropriately licensed under applicable state laws and that their provision of telehealth occurs in each instance in compliance with applicable laws and regulations governing telehealth. Failure to comply with these laws and regulations could result in licensure actions against the providers as well as civil, criminal or administrative penalties against the providers and/or those engaging the services of the provider.

The Anti-Kickback Statute, Federal False Claims Laws and Stark Law

Our products and services are subject to federal and state anti-kickback laws, false claims acts, and other laws related to reimbursement by government programs. A federal law commonly referred to as the “Anti-Kickback Statute” prohibits the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of Medicare or other governmental health program patients or patient care opportunities or in return for the purchase, lease, or order of items or services, or arranging for or recommending the purchase, lease or order of any good, facility, item or service that are covered by Medicare or other federal governmental health programs. The federal Anti-Kickback Statute has been interpreted to apply to, among others, financial arrangements between entities that have the ability to refer and generate business that is subject to healthcare reimbursement. Accordingly, the Anti-Kickback Statute applies to both our Bright HealthCare and Consumer Care segments. Sanctions for violating federal and state anti-kickback laws may include criminal and civil fines and exclusion from federal and state healthcare programs. While there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not always meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have specific intent or knowledge to violate in order to have committed a violation, and a claim including an item or a service resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA described below.

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

In addition, Section 1877 of the Social Security Act (the “Stark Law”) prohibits physicians, subject to certain exceptions described below, from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician, or an immediate family member, has an ownership or investment interest or with which the physician, or an immediate family member, has entered into a compensation arrangement. Certain services provided by our Consumer Care business qualify as “designated health services.” Persons or entities found to be in violation of the Stark Law are subject to denial of payment for services furnished pursuant to an improper referral, civil monetary penalties, and exclusion from the Medicare programs. New CMS and OIG final regulations on Anti-Kickback Statute safe harbors and the federal Stark Law took effect in 2021 and 2022, and we continue to evaluate what effect, if any, the rule will have on our business.

Many states have enacted similar laws to combat the issues covered by the Anti-Kickback Statute, federal false claims laws and the Stark Law, which may provide for criminal penalties, fines, and damages and can apply more broadly than just those services paid for by Medicare or Medicaid. In addition, most states have statutes, regulations and professional codes that can restrict our Care Partners from accepting various kinds of remuneration in exchange for making referrals. These laws vary widely from state to state.

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

Civil Monetary Penalties Statute

The federal Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

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
We could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Statute would apply. We perform monthly checks on our employees and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs or otherwise ineligible for payment. We have also implemented processes to ensure that we do not make payments to providers listed on CMS’s preclusion list nor make payments for drugs prescribed by individuals on the preclusion list. However, should an individual or entity be excluded on the preclusion list, or otherwise ineligible for payment and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to such individual or entity. Due to this area of risk and the possibility of other allegations being brought against us, we cannot foresee the possibility that we could face allegations subject to the Civil Monetary Penalty Statute with the potential for a material adverse impact on our business, results of operations and financial condition.

INDEMNIFICATION AND INSURANCE

Our business exposes us to potential liability including, but not limited to, potential liability for breach of contract or negligence claims by our consumers, (ii) medical malpractice and professional negligence, (iii) non-compliance with applicable laws and regulations, including SEC rules and regulations, and (iv) employment-related claims.

To manage our potential liability, we currently maintain property, general liability, umbrella, managed care errors and omissions, cyber and privacy liability and other coverage in amounts and on terms deemed adequate by management, based on our actual claims experience and expectations for future claims. We procure additional medical liability insurance to manage any potential liability of the affiliated medical groups we work with through our Consumer Care business, and are currently considering an umbrella policy to provide coverage with respect to such potential liability. See “Risk Factors – Risks Related to Our Business – Medical liability claims made against us in the future could cause us to incur significant expenses and pay significant damages if not covered by insurance.” Our care providers are otherwise required to maintain their own malpractice insurance. Although we consider our insurance coverage to be adequate, the coverage may not be sufficient for all claims made and such claims may be contested by applicable insurance payors.

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

HUMAN CAPITAL MANAGEMENT

We are led by a diverse and talented team of seasoned executives who have extensive experience leading multi-billion dollar organizations across a wide range of industries, from healthcare to consumer retail, to technology and services. We employ a deep bench of health insurance professionals, sales and operations specialists, software engineers and developers, and other subject matter experts. As of December 31, 2022, we employed a total of 2,840 individuals. We believe that our employees are fundamental to the success of our company, and we have built a high-performance environment based on mutual trust, confidence, humility and inclusion, which provides significant opportunities for our people to grow and be recognized. We work hard to ensure our employees are engaged, and none of our employees are represented by a labor union or party to a collective bargaining agreement.

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

ADDITIONAL INFORMATION

Our executive offices are located at 8000 Norman Center Drive, Suite 900, Minneapolis, Minnesota 55437, and our telephone number is (612) 238-1321.

You can access our website at www.brighthealthgroup.com to learn more about our company. From the site you can download and print copies of our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with amendments to those reports. Our reports filed with the SEC also may be found on the SEC’s website at www.sec.gov. You can also download from our website our certificate of incorporation and bylaws; Board of Directors Committee Charters; Code of Conduct; and Corporate Governance Guidelines. We make periodic reports and amendments available, free of charge, on our website, as soon as reasonably practicable after we file or furnish these reports to the SEC. We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. The Company may use its website as a distribution channel of material company information. To request a copy of any of the documents listed above, please submit your request to: Bright Health Group, Inc., 8000 Norman Center Drive, Suite 900, Minneapolis, Minnesota 55437, Attn: Corporate Secretary. Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report or any other SEC filings.

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

Risks Related to Our Business

Although we raised capital in 2022, we may require additional capital, which might not be available on acceptable terms, if at all. If capital is not available to us, our business and financial condition may be impaired, and we may not be able to continue as a going concern.

We have invested heavily in our business. We expect to make additional investments to support our business growth and may require additional capital to respond to business needs, requirements and opportunities, including to develop and enhance new and existing products and services, enter new markets, further develop our infrastructure, and comply with any statutory capital and risk-based capital requirements. In addition, we may continue to make strategic acquisitions as the opportunities arise, some of which may be material to our operations. Accordingly, although we raised capital in 2022, we may make future commitments of capital resources and may need to engage in additional equity or debt financings to secure additional funds. Whether we issue debt or equity securities will, in part, depend on contractual, legal and other restrictions that may limit our ability to raise additional capital. For example, our Credit Agreement contains, and any agreements governing our future indebtedness could contain, restrictive covenants relating to our financial and operational matters, including covenants that limit the amount of debt we may incur. In addition, we may not be able to obtain additional or sufficient financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited or impaired.

As previously disclosed, we have a history of operating losses, and we generated a net loss from continuing operations of
$638 million for the year ended December 31, 2022. These losses, as well as significant additional expenses and future projected cash outflows in our discontinued Bright HealthCare – Commercial segment, which has required us to infuse additional cash to satisfy statutory capital requirements, have reduced the cash available to fund operations.

In addition, as noted earlier, we breached the minimum liquidity covenant of our Credit Agreement in the first quarter of fiscal year 2023. We entered into a limited waiver and consent (the “Waiver”) under our Credit Agreement, which, among other matters, provides for a temporary waiver for the period from January 25, 2023 through April 30, 2023 of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement. Based on our projected cash flows and absent any other action, the Company may not meet certain covenants under the Credit Agreement or the Waiver, which may result in the obligations under the Credit Agreement being accelerated. Based on our projected cash flows and absent any other action, we will require additional liquidity to meet our obligations as they come due in the 12 months following the date of this annual report on Form 10-K.

While we have actively engaged with our Board and outside advisors to evaluate financing opportunities, we may not be able to obtain required financing on acceptable terms, as any potential financing will be subject to market conditions that are not within our control. In the event we are unable to obtain financing or take other management actions to alleviate these concerns, among other potential consequences, we may be unable to satisfy our financial obligations as they become due or continue as a going concern.

Our corporate restructuring and the associated headcount reduction could disrupt our business, may not result in anticipated savings and could result in total costs and expenses that are greater than expected.

In October 2022, we announced, among other things, that we will focus on delivering affordable healthcare to aging and underserved populations through our fully aligned care model in Florida, Texas and California, and that we will no longer offer IFP products through Bright HealthCare in 2023, or MA products outside of California. As a result of these strategic changes, on November 4, 2022, our Board approved a plan to restructure our workforce and reduce expenses based on our updated business model (the “Restructuring”).

The Restructuring has resulted in the loss of institutional knowledge and expertise, as well as the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operations. These effects could have a material adverse effect on our ability to execute on our updated business model. There can be no assurance that we will be successful in implementing the Restructuring. The Restructuring may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. Our future financial performance will depend, in part, on our ability to effectively manage any future growth or restructuring, as applicable. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from the Restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the Restructuring, our operating results and financial condition would be adversely affected. Furthermore, we may incur unanticipated charges or make cash payments as a result of the Restructuring initiative that were not previously contemplated which could result in an adverse effect on our business or results of operations.

Management action plans in place may not fully alleviate doubt about our ability to continue as a going concern

We have a history of operating losses. These losses, as well as significant growth in consumers in the Bright HealthCare – Commercial segment over the last few years, which required us to set aside additional cash for equity contributions to maintain minimum regulatory amounts, have reduced the cash available to fund operations. These factors raised significant doubt about our ability to meet future obligations and continue as a going concern in the second quarter of 2022 and caused us to seek additional financing.

In response to these conditions, management is implementing a restructuring plan to reduce our capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. The Company’s Bright HealthCare business has exited the Commercial marketplace beginning with the 2023 plan year and is focusing on its Medicare Advantage business in California. In addition to our market exits, management is implementing additional restructuring activities, which include reducing our workforce, exiting excess office space, and terminating or restructuring contracts. The Company also raised $925.0 million in 2022 to capitalize our continuing operations as further described in Note 12. While the Company believes its restructuring initiatives, along with existing cash and investments, will provide sufficient liquidity to meet its obligations as they come due in the 12 months following the date the consolidated financial statements are issued, there can be no assurance that such actions will be sufficient or that such actions will fully alleviate the fears of investors and creditors that we may be unable to continue as a going concern. In addition, there can be no assurance that we will not face conditions in the future that raise doubts about our ability to continue as a going concern.

If our new business model is not accepted or is slow to be adopted by the healthcare industry, our growth could be impacted and our business and results of operations could be adversely affected.

Key to the growth of our Bright HealthCare business is our ability to drive provider adoption of value-based care arrangements that give our Care Partners a stake in the financial and quality outcomes of our health plans. We cannot assure you that our contracting approach will achieve and sustain acceptance by care providers, consumers or the healthcare industry generally. Additionally, in some locations, provider risk-sharing and value-based compensation models are less prevalent among parties serving the MA population. Acceptance of our business model may be affected by a variety of factors, including but not limited to the lack of willingness of certain care providers to embrace value-based care payment arrangements with payors, and the entrenchment of historical fee-for-service models of compensation.

For the year ended December 31, 2022, 52% of our total revenue was generated by our Consumer Care business (including affiliate revenue). The growth of our Consumer Care business will depend on our ability to attract high-performing care delivery partners and new patients. If we are unable to attract and successfully develop relationships with such provider organizations, we may not be successful in building and growing our Consumer Care business. Also, if we are unable to provide adequate tools and capabilities to support value-based care, to directly manage risk, and to deliver care under value-based arrangements, we may not be able to enter and rapidly scale our Consumer Care business across and within markets, or to deliver superior outcomes for consumers nationally. If we are unable to convince new patients of the benefits of our offerings or if potential or existing patients prefer the care provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to grow organically and attract new patients. In addition, our growth strategy is dependent on patients selecting our Consumer Care business as their primary care provider. Our inability to recruit new patients and retain existing patients would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

If we are unable to retain existing consumers, expand consumer enrollment, or diversify and expand our portfolio of products and services, our business and results of operations may be adversely affected.

We generate, and expect to continue to generate, a substantial portion of our revenue from consumers enrolled in our MA health plans. As a result, the continued enrollment of individuals into and adoption of our health plans, through our platform, our broker network, employers, or other third parties, is paramount to our future growth and success. If we fail to retain existing consumers, grow consumer enrollment, or diversify and expand our portfolio of products and services, our business and results of operations may be negatively impacted. In addition, if we do not grow our membership, we could find it difficult to retain or increase the number of contracted Care Partners and other network providers at favorable rates or at all, which could jeopardize our ability to provide health plan products in our current markets and our ability to expand into new markets in a cost-efficient manner.

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
•our consumers’ ability to easily use our technology;
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

The growth in our membership is also highly dependent upon our success in attracting new consumers during annual and open enrollment periods. If our ability or the ability of our partners, including our broker network, to market and sell our products and services is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, commission costs, any inability on the part of our sales partners to timely employ, license, train, certify and retain employees and contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors, such as the ongoing COVID-19 pandemic, cyber-attacks, or security breaches or incidents or other computer-related penetrations, we could acquire fewer new consumers than expected or suffer existing consumer attrition and our business, operating results and financial condition could be adversely affected.

We may not be able to contract with care providers on favorable terms or at all, or to arrange for the provision of the quality care necessary to attract consumers.

Our strategy across both our Bright HealthCare and Consumer Care businesses requires that we successfully contract with care providers to ensure access to quality healthcare services for our consumers, to manage medical costs and utilization, and to better monitor and ensure the quality of care being delivered. We compete with other health plans and networks to contract with healthcare providers based on reimbursement rates, timeliness and accuracy of claims payments, the potential to deliver new patient volume and/or support the retention of existing patients, the effectiveness of resolution of calls and complaints, and other factors.

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

Our Consumer Care business also contracts with physicians and other healthcare providers to create high-performing networks on behalf of its own risk-bearing organizations, or RBOs, and on behalf of its third-party payor or IPA clients. Our Consumer Care business is subject to the same risks described above relating to its ability to contract with healthcare providers on favorable terms, or at all. If our Consumer Care business is unable to contract with physicians and other healthcare providers at all due to regulatory or other restrictions, or at affordable rates and/or in a manner that leads to high-performing networks, it may yield poor financial and quality results for its own RBOs and may result in dissatisfaction amongst its third-party payor clients.

Further, our RBOs rely on a limited number of physician and other provider groups to assume a certain amount of risk, and we depend on the creditworthiness of these groups. These groups are subject to a number of risks including reductions in payment rates from governmental programs, higher than expected health care costs, fewer than expected patients, and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of our partners declines, our credit risk could increase. Should one or more of our significant partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income.

In addition, although we have long-term contracts with many such provider groups, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. Certain of our contracts are terminable immediately upon the occurrence of certain events. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if such a group were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such group could in effect be terminated. In addition, certain of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with these groups is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results.

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

The impact of many of these items on the ultimate costs for claims is difficult to estimate, and they could have a material impact on our business. In addition, the historical data on which our assumptions are based may not necessarily be indicative of the actual costs of claims due to our rapid growth in consumer enrollment and our recent expansion into new businesses and markets. If we were to commence operations in a new state, region, or other market, or introduce a new product line, we would have limited information from which to estimate our potential medical claims liability. For a period of time after such entry, our inception of a new business, or our acquisition of an existing business, we base our estimates on government-provided and third-party historical actuarial data and limited actual incurred and received claims and inpatient acuity information. The addition of new categories of eligible individuals or coverage requirements for certain items or services, as well as new plan designs we may offer, may make it difficult for us to estimate our medical claims liability and may result in the actual cost of claims being higher than we anticipate.

We set our premiums for twelve-month periods several months prior to the commencement of the premium period and do not change our premiums during such period, consistent with industry practice. Our inability to implement changes in premium rates within a given period is also governed by federal and state regulatory agencies. For example, we are required to submit data on all proposed rate increases to The U.S. Department of Health and Human Services (HHS) on many of our products, and under the ACA, we are prohibited from implementing unreasonable rate increases. If our medical costs exceed our estimates, we will not be able to recover the difference through higher premiums, and our results of operations and financial condition could be adversely affected.

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

Our Consumer Care managed and affiliated medical groups and managed service organizations (MSOs) negotiate agreements with third-party payors for which the Consumer Care entities serve as RBOs. Our RBOs manage the medical costs and quality metrics on behalf of such payors and are at financial risk for the performance of those payors’ medical costs for consumers attributed to our RBOs. Our ability to manage the financial risk depends on our ability to achieve quality targets and to accurately estimate and manage medical costs, and these estimates contain inherent uncertainties and assumptions similar to those facing our health plan business, which depend on various factors outside of our control, as described above. Additionally, third-party payors may modify their product mix, benefit designs, or member mix in ways that could limit the ability of Consumer Care RBOs to effectively manage the financial performance under our risk arrangements. Our failure to effectively drive quality outcomes, optimize financial performance, or manage medical cost spend could negatively impact the profitability and marketability of our Consumer Care business.

Further, and as discussed more below, the MA markets we serve employ risk adjustment programs that impact the revenue we recognize for our enrolled membership. If our Care Partners do not accurately record our consumers’ “risk scores”, we may not be able to accurately estimate our revenue and medical costs. In the past, we have had difficulties accurately capturing consumers’ risk scores in a timely manner, which has resulted in higher than expected liabilities and lower than expected revenue. Although we have and continue to make operational changes to address these challenges, we may not be successful, which may materially adversely impact our financial results.

If we grow rapidly, we may not be able to manage our growth effectively.

From our inception through 2022, we experienced rapid growth, with total revenue having grown from $130.6 million in 2018 to $2.4 billion in 2022. This growth placed and, notwithstanding our updated business model, we expect it will continue to place, significant demands on our management team and our operational and financial resources. Sustaining growth will require additional resources to improve our operational, management, and financial controls, which can take time and may require new capabilities in mission-critical areas, to support growth. We have experienced, and may continue to experience, significant personnel changes related to acquisition-related integration efforts. Our organizational structure may also become more complex as we add these additional resources, making it more difficult to manage. Further, as a result of our Restructuring, we have fewer resources available to manage the multiple aspects of any growth or expansion of our business.

Furthermore, in order to effectively operate our business, we rely heavily on third-party vendors. Any growth could outpace the capacity of our third-party service providers to effectively support our business needs. Certain of our third-party service providers have in the past been unable to effectively scale their operations to meet our increased demands resulting from our rapid expansion at any time. Any rapid growth in membership similar to what we have seen in recent years could significantly impact our ability to pay claims on a timely basis, provide effective utilization management and have sufficient operational resources in these and other areas in order to keep pace with our members’ needs. In the event that our existing third-party service providers are unable to meet our needs as our business grows, we may need to find alternative service providers. If we are unable to do so in a timely manner or if we are unable to contract with new service providers on terms that are acceptable to us or at all, our ability to operate our business may be disrupted, which may adversely affect our business, financial condition, results of operations, and cash flows. See “— We rely on various third-party service providers to support the operation of our business. If these service providers fail to meet their contractual obligations to us or comply with applicable laws or regulations, or if we are unable to renew our contracts with them, our business may be adversely affected.”

If we grow in a new market or expanded territory, the risks associated with new market entry can exacerbate the strains on our operational capabilities, including provider contract fee schedule loading in claims systems, provider credentialing, prompt pay claims adjudication, customer service capacity, and utilization management.

Continued growth in our business may exacerbate certain of the risks described elsewhere in this section, including our ability to accurately estimate costs, price our products, and charge appropriate premiums, as well as our ability to accurately assess, code and report MA risk adjustment factor (“RAF”) scores for our consumers. If we are not able to manage growth effectively while maintaining the quality of our services and consumer satisfaction, our business, financial condition and results of operations may be materially adversely affected.

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses on an annual basis since our inception, and our net losses have grown as we have invested heavily in our business. We incurred net losses of $1.5 billion, $1.2 billion, and $248.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. If we continue to invest to grow our consumer base, diversify our product offerings, add additional Care Partners, and invest in additional assets related to the delivery of healthcare, we expect our operating costs will increase and therefore expect to incur net losses in the near to medium term. We may not achieve the benefits anticipated from these investments, which could be more costly than we currently anticipate, or the realization of these benefits could be delayed. These investments may not result in increased revenue or growth in our business and, accordingly, we may not be able to generate sufficient revenue to offset these cost increases and achieve and sustain profitability. Our recent and historical growth should also not be considered indicative of our future performance. If we fail to achieve and sustain growth and profitability, the market price of our common stock could decline.

Our limited operating history makes it difficult to evaluate our business and assess our future prospects.

We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in heavily regulated industries, such as difficulties determining appropriate investments given limited resources, effectively managing growth and efficiently navigating and complying with evolving regulations. In the last three years, we significantly expanded our products and services across both our Bright HealthCare and Consumer Care businesses, including as a result of the acquisitions we have made. We also expanded our operations to different lines of business and geographies. As such, the complexity of our business increased significantly in a short period of time. Then, in October 2022, we announced that we will focus on delivering affordable healthcare to aging and underserved populations through our fully aligned care model in Florida, Texas and California, and that we will no longer offer IFP products through Bright HealthCare in 2023, or MA products outside of California. Although our updated business model resulted in a reduction of the scale of our business, we still operate multiple businesses in several different markets, as well as managing run-out of our IFP products and MA products outside of California. Our growth, strategy and profitability could be negatively impacted if we are unable to effectively manage this complexity. Any inability to manage our business effectively could result in slowing demand for our services, increased competition, a failure to capitalize on growth opportunities or the need to dispose of underperforming business units.

The ongoing COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business and results of operations.

The severity and magnitude of the ongoing COVID-19 pandemic has continued to evolve, and it has adversely affected our business and results of operations. The extent to which the COVID-19 pandemic will continue to impact our business, results of operations and financial condition will depend on future developments, including whether COVID-19 becomes endemic, are unknown at this time. Factors that could impact our results include: the ultimate geographic spread, severity and duration of the COVID-19 pandemic; the impact of business closures, travel restrictions, government actions taken to contain the spread of COVID-19 and to address the related economic and financial impacts; the volume of canceled, delayed or rescheduled procedures or medical care and treatment; the effectiveness of actions taken to reduce transmission of the virus that causes COVID-19 (including the ongoing administration of vaccines, the availability of effective medical treatments, tests, and vaccines for additional groups of individuals, such as children under age five, continued research into treatments, the virus, and the disease); the ongoing emergence of new variants of the virus that causes COVID-19; the impact of the pandemic on economic activity and the labor market (particularly in the healthcare industry); and any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions caused by the pandemic. In addition, the long-term impact of the COVID-19 pandemic may not be fully understood or reflected in our results of operations and overall financial condition until future periods.

As a result of the ongoing COVID-19 pandemic and the associated protective and preventative measures and economic impacts, we have experienced and may continue to experience disruptions to our business. Risks presented by the ongoing effects of COVID-19 include, but may not be limited to, the following:

•Cost of Care for Consumers. The COVID-19 pandemic disproportionately impacts older adults, especially those with chronic illnesses, who constitute a significant portion of our MA consumer base, particularly in California. We have experienced increased internal and third-party medical costs attributable to the provision of care for consumers suffering from the virus, primarily attributable to inpatient hospitalizations. Additionally, those of our consumers who have been infected by, and recovered from, the disease potentially face long-term health consequences which medical researchers continue to investigate. The total financial impact of the COVID-19 pandemic is difficult to estimate.

•Changes to Care for Consumers and Patients. Many individuals have been prevented from seeking, have been reluctant to seek, or have intentionally delayed or postponed, in-person, non-life-threatening medical care and treatment, including elective procedures. Such reduction in healthcare services in our managed and affiliated medical groups has resulted in reduced Consumer Care fee-for-service revenue, while concurrent COVID-19 prevention protocols have increased costs. If our medical groups and MSOs continue to experience losses, Consumer Care’s financial results may be adversely affected.

•Documentation of Health Conditions. Due to the COVID-19 pandemic, we may not be able to adequately document the health conditions of our consumers and patients, as many of them have avoided in-person medical visits. Our third-party clients for our Consumer Care MSO may similarly be unable to adequately document the health conditions of their members. Inaccurate or inadequate documentation could result in an inaccurate RAF score, which could materially and adversely impact our Bright HealthCare revenue for future periods. In addition, inaccurate documentation could impact the ability of our Consumer Care MSOs to manage medical costs and quality metrics on behalf of its clients, putting it at greater financial risk and potentially adversely affecting the profitability of our Consumer Care business.

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

These remote working arrangements can also result in significantly more external touchpoints into our network and lead to a heightened risk of cyber security attacks or data security incidents. As we have grown and continued to operate remotely, and similar to other public companies, we have experienced an increase in attempted cyber-attacks, targeted intrusion, ransomware and phishing campaigns, and the pandemic has created additional difficulties in managing risk in the work-from-home environment. In the last eighteen months, one of our subsidiaries and one of our third-party suppliers experienced cyber security incidents. See “— Security incidents or breaches, loss of data and other disruptions to our or our third-party service providers’ systems, information technology infrastructure, and networks could compromise sensitive or legally protected information related to our business or consumers, disrupt our business operations, and expose us to liability, which could adversely affect our business and our reputation” for further information. We have incurred and may continue to incur increased expenses to improve our security controls and remediate security vulnerabilities in response to these heightened cyber security risks. Over time, however, the sophistication of these threats continues to increase and the preventative actions we take to reduce the risk of cyber security incidents and protect our information may be insufficient. If such attempts are successful in the future or if PHI, or other proprietary, confidential, or personal data or information were to be exposed or compromised or our systems were shut down or became unavailable, our reputation, business and results of operations could be materially harmed. In addition, as mentioned above, our vendors have been, and may in the future be, subject to increased risks due to the current remote working environment, and any attempted cyber-attacks or other security incidents impacting our vendors could also disrupt our business and harm our reputation, business and results of operation.

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

Large-scale medical emergencies can take many forms which may be associated with widespread illness, such as the ongoing COVID-19 pandemic, medical conditions or general threats to wellness. Currently, our largest markets are in California, Florida, and Texas, which can from time to time be impacted by hurricanes, flooding, earthquakes, wildfires, winter storms and other similar natural events, including as a result of climate change. A significant event of this kind could impact one or more of our markets by affecting outsized portions of our consumer population and require increased medical care or intervention, which could result in an unexpected increase in our medical costs. For example, we have experienced significant increased costs attributable to the provision of care for consumers suffering from COVID-19 and its related variants. Other conditions that could impact our consumers include labor shortages in critical need areas, a particularly virulent influenza season, pandemics or epidemics, and other foreign or domestic viruses or new variants of existing viruses for which vaccines may not exist, are not effective, or have not been widely administered. The medical costs and operating costs associated with assisting our consumers in response to any of these large-scale medical emergencies is difficult to predict. However, if one of the states in which we operate were to experience a large-scale natural disaster, a viral epidemic or pandemic, or some other large-scale event affecting the health of a large number of our consumers, our consumer costs in that state could rise, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Large-scale medical emergencies may also adversely impact our Consumer Care managed and affiliated medical groups, causing disruption in patient scheduling; displacement of patients, employees and care management personnel; or force clinics to close entirely for periods of time.

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

Our membership is concentrated in certain states in the United States. As of December 31, 2022, approximately 92% of our consumers were residents of California, Florida, and Texas. In particular, our MA business in California made up 43% of total revenue for the year ended December 31, 2022, and as of January 1, 2023, 99% of our membership was in California. Unfavorable changes in the regulatory environment for healthcare, unforeseen changes affecting the cost of living, other benefit costs, inflation (including wage inflation), reimbursement rates or increased competition in these states or any other geographic area where our membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results.

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

Our Bright HealthCare business currently faces competition from a range of health insurance companies targeting the MA market, many of whom are developing their own technology or partnering with third-party technology providers to drive improvements in care. These competitors include large, national insurers, such as Aetna, Anthem, Centene, Cigna, Humana, and UnitedHealthcare and others, in addition to more regionally-focused insurers, such as Blue Cross Blue Shield licensees, Kaiser Permanente and other provider-sponsored health plan organizations.

Our Consumer Care business currently operates medical groups and competes with other medical groups in the same localities. Our Consumer Care business also competes with MSOs, IPAs and other organizational entities aggregating and enabling providers to deliver primary care services under value-based care arrangements. These competitors include companies such as Agilon Health, ChenMed, Iora Health, Oak Street Health, OptumHealth and VillageMD. In addition, our Consumer Care business participates in the Medicare Shared Savings Program and other government programs designed to bring value-based care to fee-for-service Medicare beneficiaries, and our Consumer Care business competes with other participants in such programs.

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

In addition, other companies may enter our markets in the future, including emerging competitors targeting MA and other populations, or other markets or products we choose to enter or be in at the time. We do not believe the barriers to enter our markets are substantial, and new competitors with comparable, better, or differentiated healthcare products and plans may emerge, or competitors may develop new approaches to value-based care, which could put us at a competitive disadvantage. In addition, because health plans are generally renewed annually, consumers enjoy significant flexibility in moving between health plans.

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

The success of our Consumer Care business is dependent on our ability to enter into value-based care agreements with third-party payors. Even if we are successful at entering into these agreements, such agreements may be subject to renegotiation, and the renegotiated terms may not be as favorable to us. Additionally, under certain of our existing value-based care agreements with third-party payors, the health plan is permitted to modify their benefit designs, their pricing parameters, and the specific terms and conditions governing the value-based arrangement from time to time during the terms of the agreements. If a health plan makes such changes during the term of our agreement, or if we enter into contracts with unfavorable economic terms, we could suffer losses with respect to such contract. In particular, if we enter into capitation or other value-based care contracts with unfavorable terms, or such contracts are amended to include unfavorable terms, we could experience significant losses. Depending on the health plan at issue and the amount of revenue associated with Consumer Care’s agreement with the health plan, if the contract permits a renegotiation of the terms triggered by health plan changes, the renegotiated terms or termination could materially negatively impact our business, results of operations, financial condition and cash flows.

If we are not able to maintain required statutory capital levels, our balance sheet may be adversely affected.

Our MA plans (and our IFP and employer plans that have been discontinued but that are being run out) are operated through regulated insurance subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require us to maintain minimum levels of statutory capital, or net worth, as defined by each applicable state. Such states may raise or lower the statutory capital level requirements at will. Our history of losses has generally meant that we have had to infuse more capital into our largest states. Certain other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. The state departments of insurance, or applicable bodies regulating insurance, in any state could require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our consumers.

As of December 31, 2022, the amount of capital in certain of our insurance subsidiaries failed to meet or exceed applicable mandatory risk-based capital requirements, and as a result such subsidiaries are or may become subject to supervision orders under state insurance laws. Such supervision orders require additional reporting as well as approval of certain transactions by our regulators. These scope of these orders may be expanded, we may become subject to additional orders, or both, any of which may harm our ability to execute our business strategy, invest in growth opportunities, and adversely affect our balance sheet and results of operations.

Further, these agencies could require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our consumers. In addition, although we will no longer offer health plans in certain states, if we are unable to withdraw, or are subject to an unexpected delay in withdrawing, the statutory capital in these subsidiaries, this could reduce our available funds, which could harm our ability to execute our business strategy, invest in growth opportunities, and adversely affect our balance sheet and results of operations.

If we expand our plan offerings and grow our membership, we may be required to maintain higher levels of statutory capital. If higher level of statutory capital are required, this could reduce our available funds, which could harm our ability to execute our business strategy and invest in our growth opportunities. In addition, laws in many states require increasing degrees of regulatory oversight and intervention if a company’s risk-based capital declines below certain thresholds. If our levels of statutory capital were to decline below these thresholds, we may be subject to heightened supervision, examination, rehabilitation or liquidation.

Our Consumer Care business may be subject to state regulations that, among other things, require us to maintain minimum capital reserves, as defined by each applicable state in connection with the assumption of financial risk for the performance of for consumers attributed to our Consumer Care RBOs.

If we fail to achieve robust brand recognition or are unable to maintain or enhance our reputation, our business, financial condition and results of operations may be adversely affected.

Developing strong brand recognition and maintaining and enhancing our reputation in both our Bright HealthCare and Consumer Care businesses is critical to maintaining our existing relationships and to our ability to attract new consumers, Care Partners and other constituents to our platform. Promoting our brand requires substantial investments and we anticipate that, as our market remains increasingly competitive, our marketing initiatives may become increasingly expensive and challenging to successfully implement. Attempts to grow our brand and investments in marketing our platform and plans may not be successful or yield increased revenue as we expect, and even if these activities result in increased revenue, the increased revenue may not offset the expenses we incur to achieve such results. In addition, much of our marketing efforts to date have been limited to certain geographic regions and markets where our business operates to ensure an efficient use of resources. If we expand, we will need to spend additional resources to build strong national brand recognition and there can be no assurance that our efforts will be effective. If we do not successfully develop widespread brand recognition and maintain and enhance our reputation, our business may not grow and we could lose our existing relationships, which could harm our business, financial condition and results of operations.

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

We expect that the importance of offering high-quality support to our consumers will increase if we grow or expand our business, add new products, and pursue new consumers, Care Partners, and third-party payors. This has put, and will continue to put, pressure on our ability to maintain high-quality customer support, or a market perception that we do not maintain high-quality user support, could harm our reputation and negatively impact our ability to grow membership, build Care Partner relationships, and attract third-party payors, which could adversely affect our business, results of operations, and financial condition. Additionally, as our number of consumers, Care Partners and third-party payors grows, we will need to hire additional support personnel to provide efficient platform support at scale. If we are unable to provide such support, our business, results of operations, financial condition and reputation could be harmed.

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

Over the course of the last several years, we have acquired several businesses. Maintaining acceptable growth may rely in part on our ability to successfully acquire and integrate companies that complement and accelerate the execution of our strategies in new and existing markets. However, we may not successfully identify suitable acquisition candidates or we may have difficulty in identifying prospective acquisition candidates. In addition, we may not be able to successfully complete an acquisition after identifying a candidate. We sometimes compete for acquisition and expansion opportunities with entities that have greater financial resources or are otherwise willing to pay more than us. Furthermore, pursuing an acquisition strategy is likely to require us to seek additional financing, which we may not be able to obtain on satisfactory terms and conditions, or at all. Furthermore, any additional financing would increase our level of indebtedness, exacerbating the risks described under “—Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.”

Even after the acquisition of a business, we may be unable to successfully integrate the acquired business with our existing business and operations or the business may not perform in accordance with the projections that informed the purchase price for such acquisition. The integration of an acquired business involves a number of factors that may negatively affect our operations, including, but not limited to:

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

The risk of medical liability claims against our Consumer Care business managed and affiliated medical groups, as well as against the treating physicians and other medical practitioners, is an inherent part of our business. While we endeavor to carry appropriate levels of insurance covering medical malpractice claims, successful medical liability claims might exceed our insurance coverage or the coverage held by our provider partners, which could make us secondarily liable for such incidents. Furthermore, professional liability insurance, including medical malpractice insurance, is expensive and insurance premiums may increase significantly in the future, especially as we continue to expand our service offerings. As a result, adequate professional liability insurance may not be available to our physicians and other medical practitioners or to us in the future at acceptable costs or at all.

Additionally, our health plan business may be targeted for medical liability lawsuits based on vicarious liability or other legal theories by which plaintiffs seek to hold our health plans liable for medical results associated with care rendered by our managed and affiliated medical groups or other network providers.

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

We are led by a seasoned management team with decades of healthcare and public company operating experience. The success of our business relies, in part, on the continued services of our senior management team and other key employees. Competition for talent is intense in our industry. While we use various measures to attract and retain talent, including fair and reasonable market-based compensation plans and an equity incentive program for key executive officers and other employees, these measures may not be adequate to hire, retain, motivate and develop the personnel we require to successfully scale our business and to operate our business effectively. Furthermore, members of our senior management team are difficult to replace. In particular, the loss of the employment contributions of our Chief Executive Officer, Mr. Mikan, or other key members of the executive management team, could significantly delay or prevent the achievement of our strategic objectives.

Global economic conditions and economic uncertainty or downturns, particularly as it impacts particular industries, could materially and adversely affect our business and operating results.

In recent years, our business has been and may continue to be affected by various factors and events that are beyond our control. The United States has experienced economic downturns and market volatility, and domestic and worldwide economic conditions remain uncertain. For example, Russia’s attack on Ukraine has had significant impacts on a wide variety of financial markets and supply chains around the world. It may be extremely difficult for us, our Care Partners and our other key constituents to accurately plan future business activities and execute on our business objectives as a result of economic uncertainty and other macroeconomic factors. In addition, global economic conditions and economic uncertainty may cause our consumers to slow spending on our health plans or Care Partners to cease partnering with our business, which could ultimately harm our business. Furthermore, during uncertain economic times our consumers may face challenges or delays in obtaining access to funds used to make monthly premium payments, which could result in an impairment of their ability to make timely payments to us. In addition, our business relies on third parties, and we are susceptible to risks related to the potential financial instability of such third parties, including vendors that provide services to us or to whom we delegate certain functions. If these third-party vendors cease to do business as a result of broader economic conditions or if they become unable to provide us with the level of service we expect, we may not be able to find an alternative service provider in a timely manner, or on acceptable financial terms, which could impact our ability to meet the expectations and needs of our consumers.

We cannot predict the timing, severity or duration of any economic slowdown or the strength or speed of any subsequent recovery generally. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition and results of operations could be materially adversely affected.

We compete for physicians and other healthcare personnel for our Consumer Care business, and shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.

Our Consumer Care business is dependent on the efforts, abilities and experience of employed and contracted physicians, nurse practitioners, registered nurses and other medical professionals. We compete with other healthcare providers, hospitals, clinics, networks and other facilities, in attracting physicians, nurses and medical staff required to support our business. Recruiting and retaining qualified management and support personnel responsible for the daily operations of our business is vital to the continued growth and success of our business, as well as our profitability. In many markets in which we operate, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing our business and all healthcare providers exacerbated by increased worker attrition as a result of the ongoing COVID-19 pandemic. As a result of this competition, we may need to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We may not be able to attract new physicians and clinical personnel to replace the services of terminating personnel or to service our growing membership.

We may not be able to raise rates or to grow our business to offset increased labor costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited.

We have employment contracts with physicians and other health professionals in Florida, Texas, and other states. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The current laws governing non-compete agreements and other forms of restrictive covenants varies from state to state, and the Federal Trade Commission recently proposed a nationwide ban on non-competition covenants. California, Florida, and other states’ laws and, if enacted, federal law, may prohibit us from enforcing our non-competition covenants with our professional staff particularly in rural locations or in specialty practice areas. Some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. There can be no assurance that our non-compete agreements related to physicians and other health professionals will be found enforceable if challenged. In such event, we would be unable to prevent physicians and other health professionals formerly employed by us from competing with us, potentially resulting in the loss of some of our patients and other health professionals

Our health plan products are subject to risk adjustment programs, which if not managed properly can result in risk adjustment payments that do not reflect our true risk profile, which could adversely impact our financial results and cash flows.

The IFP and MA markets we serve (and previously served) employ risk adjustment programs that impact the revenue we recognize for our enrolled membership. These risk adjustment programs are designed to compensate us for the level of risk we take in providing healthcare services to our overall consumer population. In order to be reimbursed by government payors, for MA products, or by other market participating health plans, for IFP products, at a level commensurate with our consumer population risk, we must ensure that our Care Partners are identifying and properly inputting data to document all chronic and severe diagnoses to create an accurate health profile for each consumer. If our Care Partners do not accurately record this patient data, we may not be able to accurately estimate our revenue and medical costs. If we fail to obtain accurate claims or other related data in a timely manner, we may not be able obtain accurate risk scores during the time period in which we expected to, or at all. See “– We rely on various third-party service providers to support the operation of our business. If these service providers fail to meet their contractual obligations to us or comply with applicable laws or regulations, or if we are unable to renew our contracts with them, our business may be adversely affected.” If the data on our consumer population overstates the health risk of our consumer population, we may be obligated to return funds to government payors, for MA products, or to other market participating health plans, for IFP products, that we have received. Conversely, if we understate the health risk of our consumer population, we will not receive funds from government payors, for MA products, or other market participating health plans, for IFP products, that we would otherwise be entitled to receive. As a result of the variability of certain factors that go into the development of the risk adjustment we recognize, such as risk scores and other market-level factors where applicable, the actual amount of revenue could be materially more or less than our estimates. Consequently, our estimate of our health plans’ risk scores for any period, and any resulting change in our accrual of revenue related thereto, could have a material adverse effect on our results of operations, financial condition, and cash flows. The data provided to CMS to determine risk scores is subject to audit by CMS even several years after the annual settlements occur. If the risk adjustment data we submit is found to incorrectly overstate the health risk of our consumers, we may be required to refund monies previously received by us and/or be subject to penalties or sanctions, including potential liability under the FCA, which could be significant and would reduce our revenue in the year that repayment or settlement is required. We have had in the past to take reserves against our premium revenue because of our difficulty to accurately estimate risk adjustment in our business. Furthermore, if the data we provide to CMS incorrectly understates or overstates the health risk of our consumers, we might be underpaid or overpaid for the care that we must provide to our consumers, which could have a negative impact on our results of operations and financial condition.

It is possible that claims associated with consumers with higher RAF scores could be subject to more scrutiny in such an audit and that the findings of an audit could result in future adjustments to premiums or in adjustments to the payments made by CMS to us. CMS may also assess penalties for inaccurate or unsupportable RAF scores provided by us or our Care Partners. In addition, we could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. In 2022, the Department of Justice increased the range of FCA penalties on a per claim basis from $12,537 to $25,076 per claim. Because CMS conducts its audits at random, there can be no assurance that we will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to CMS is accurate and supportable. Substantial changes to the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect our reimbursement.

Our expansion into ACO REACH presents new risks to our business.

We expanded our business into CMS’ ACO REACH model (formally known as the Direct Contracting model) (the “ACO REACH Model”) in January 2022, enabling us to target a larger market opportunity, the Medicare FFS market, which is the largest segment of Medicare. As such, although we completed our first year in the ACO REACH model, we are subject to the risks inherent to the launch of any new business, including the risks that we may not generate sufficient returns to justify our investment, it may take longer or be more costly to achieve the expected benefits from this new program, and that it may require us to, at least initially, divert management attention and other resources from our existing businesses. In connection with our expansion into ACO REACH, we have formed and continue to form relationships with a greater number of physicians, which may pose challenges to scaling quickly, influencing physician behavior and directly engaging beneficiaries, and we may face additional new risks and difficulties, many of which we may not be able to predict or foresee. Any potential future changes to the ACO REACH model may have a significant impact on our ability to carry out our business. Similarly, while ACO REACH is expected to continue through 2026, Centers for Medicare & Medicaid Services Innovation Center (CMMI) can determine to terminate the program at any time, and in some cases may be required to do so. If the program is terminated, we would need to reevaluate our Medicare FFS strategic options, which in turn could reduce the return on our investments and negatively impact our business, financial condition, results of operations and future prospects. Additionally, our ACO REACH participation agreements with CMS permit CMS to take certain actions if CMS determines that any provision may have been violated, including requiring the ACO to provide additional information to CMS, placing the ACO on a monitoring and/or auditing plan developed by CMS, requiring the ACO to terminate its relationship with any other individual or entity performing functions or services related to certain ACO or marketing activities, amending the agreement without the consent of the ACO to take certain actions, including denying, terminating or amending the use of any capitation payment mechanism. CMS may also immediately or with advance notice terminate an ACO REACH participation agreement if CMS determined that the ACO has failed to comply with any term of the agreement or any other Medicare program requirement, rule or regulation or if CMS determines that the ACO has taken or failed to take certain other actions. If our ACO REACH participation agreements were terminated, our business, financial condition, results of operations and future prospects would be negatively impacted.

Our executive officers, directors and holders of 5% or more of our common stock collectively beneficially own approximately 58% of the outstanding shares of our common stock as of December 31, 2022, and have substantial control over us, which may limit your ability to influence the outcome of important transactions.

Our executive officers, directors and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 58% of the outstanding shares of our common stock, as of December 31, 2022. As a result, these stockholders, if acting together, may continue to exercise significant influence over or control matters requiring approval by our stockholders, including the election and removal of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that conflict or differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or by discouraging others from making tender offers for our shares, which may ultimately affect the market price of our common stock.

Risks Related to our Intellectual Property, Information Technology, and Data Privacy

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

Our Bright HealthCare and Consumer Care businesses are highly dependent on the accuracy, integrity and availability of the data we generate and use to serve our consumers, Care Partners and other constituents, and to provide patient care. The volume of healthcare data generated, and the uses of data, including for electronic health records, are rapidly expanding. Our ability to implement new and innovative services, adequately price our products and services, provide timely and effective service to our consumers and clients and accurately report our results of operations depends on the accuracy and the integrity of the data in our information systems. If the data we rely upon to run our businesses is found to be inaccurate or unreliable, we could experience adverse effects on our ability to effectively conduct our business, including our ability to:

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

Our new enterprise resource planning system may prove ineffective.

In 2022, we implemented a new enterprise resource planning (“ERP”) system, which includes a system for recording revenue and performing day-to-day business activities, such as accounting, procurement, and supply chain. Our ERP system is key to our ability to execute our strategy, provide important information to management, accurately maintain our books and records, prepare our financial statements in a timely and efficient manner and fulfill our contractual obligations. Our businesses may be disrupted if the system does not work as expected. Such disruptions could impact our ability to make payments timely or accurately to our service providers. This system may also discover or create data integrity problems or other technical issues, which could impact our business or financial results. In addition, periodic or prolonged disruption of our financial functions could result from our adoption of the new system, general use of the ERP system, regular updates or other external factors outside of our control. If unexpected issues arise with our ERP system or related systems or technology infrastructure, our business, results of operations and financial condition could be adversely affected.

Our technology platform may not operate properly or as we expect it to operate. We must continue to develop and maintain our technology platform to grow our business.

Our ability to drive brand awareness and to increase our membership and client base in our Bright HealthCare and Consumer Care businesses will depend, in part, on our ability to develop and improve our healthcare platform, BiOS, which includes Panorama, our administrative platform supporting our employees, and Consumer360, our intelligent data hub. Although we launched the initial version of BiOS in 2021, we are still in the process of fully developing it. We cannot assure you that it will be broadly adopted by the market, including our consumers, providers and third-party payors, or that any component of BiOS will be timely completed. This system may encounter unforeseen difficulties, such as performance problems, undetected defects or errors, data integrity problems or other technical glitches. Any of these issues could impact the user experience and cause us to lose consumers, providers and payors, which could adversely impact our ability to execute on our growth strategy and adversely affect our business and results of operations.

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

In addition, breaches of our security systems or those systems used by our third-party service providers or other cyber security incidents could also result in the misappropriation of confidential or proprietary information of ourselves, our consumers, our patients, or other third parties; viruses, spyware, ransomware or other malware being served from our network, platform or systems; the deletion or modification of content or the display of unauthorized content on our platform; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions such as denials of service attacks. For example, although none of our consumers’ PHI or PII was put at risk in either case, in 2021, one of our third-party suppliers was subject to a ransomware attack, which caused delays in our claims payment processing to consumers. Further, in 2022 and 2023, unauthorized third parties gained access to the internal systems of two separate vendors of ours. We cannot guarantee that our recovery protocols and backup systems will be sufficient to prevent data loss now or in the future, or that our remedies against third-party service providers will be sufficient to protect us in the event such service provider suffers a security breach or similar incident.

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

We rely on a number of third parties to perform certain operational functions and services for us, as well as to support our technology platform and our general services and administration functions. The continued growth of our business will depend, in part, on the ability of these third parties to perform their contractual obligations and our ability to achieve and maintain successful business relationships with these third parties. These third parties include but are not limited to:

• Claims management vendors. Our claims management vendors adjudicate and pay claims and generally manage the billing of medical services provided to our consumers and to members of our Consumer Care business’ third-party payors and other clients. We rely on two principal suppliers for claims management. Any disruption or loss of either of these suppliers, or failure by them to comply with their contractual obligations and/or to timely and accurately provide claims information to us, could cause considerable strain on our business, result in delays in billings and collections, and negatively impact the experience of our consumers, our network providers, and our third-party payors and other clients.

• Utilization management vendors. Our utilization management vendors assist our business in managing healthcare costs by educating our health plan consumers and directing them to effective, efficient and personalized healthcare treatments based on evidence-based criteria or guidelines. If our utilization management vendors became less effective or were unable to provide their services to us, the costs of healthcare for our consumers may increase and our results of operations and financial condition may be adversely affected. Furthermore, our Consumer Care business also relies on the services of utilization management vendors when our Consumer Care business has been delegated responsibility for utilization management by its third-party payors and other clients.

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

• Other vendors of core business functions. We rely on the systems of our third-party vendors to submit plan enrollment applications from potential consumers. If these systems were to fail or experience disruptions, we could experience significant failures and interruptions of our systems and the systems of our vendors, which could harm our business, operating results and financial condition. Because the Medicare annual enrollment period is typically open for a limited time each year and is critical to our overall annual consumer enrollment, if these failures or interruptions occurred during that period or during other open enrollment periods, the negative impact on us would be amplified and could result in harm to our business and results of operations.

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

Any termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruption or unavailability, and harm our ability to continue to develop, maintain and improve our products. This could reduce our ability to attract Care Partners, limit enrollment in our health plan business, increase our medical costs, hinder expansion of our Consumer Care business, and result in an inability to meet our obligations or require us to seek alternative service providers on less favorable contract terms, any of which could adversely affect our business, brand, reputation or operating results.

Further, in connection with the transition to our updated business model, we have become subject to an increased number of disputes with service providers, and expect to continue to be subject to an increased number of such disputes while we are in transition. We cannot guarantee we will resolve these disputes favorably, which could materially negatively impact our business, results of operations, financial condition and cash flows.

Risks Related to our Indebtedness

Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.

As of March 1, 2023, we had $46.1 million of outstanding letters of credit under the Credit Agreement and no remaining availability thereunder. Our borrowings, current and future, will require interest payments and will need to be repaid or refinanced, which could require us to divert funds identified for other purposes to debt service and could create additional cash demands or impair our liquidity position and add financial risk. Diverting funds identified for other purposes for debt service may adversely affect our business and growth prospects. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, reduce or delay expenditures, or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

Our or our subsidiaries’ failure to comply with the restrictive covenants described above as well as others contained in our or our subsidiaries’ future debt instruments from time to time could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their maturity. As of September 30, 2022, we were not in compliance with the total debt to capitalization ratio covenant of our Credit Agreement. On November 8, 2022, we executed an amendment to the Credit Agreement pursuant to which, among other things, it was agreed that we would not be required to test our debt to capitalization ratio covenant during and including the four quarter test period ending September 30, 2022 through and including the four quarter test period ending September 30, 2023.

Further, as noted earlier, we breached the minimum liquidity covenant of our Credit Agreement in the first quarter of fiscal year 2023. We entered into a limited waiver and consent (the “Waiver”) under our Credit Agreement, which, among other things, provides for a temporary waiver for the period from January 25, 2023 through April 30, 2023 of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement. During the Waiver Period, the Company will be subject to a minimum liquidity covenant of not less than $75 million until March 3, 2023, and not less than $85 million thereafter until the end of the Waiver Period. In addition, during the Waiver Period, the Company will not have access to certain negative covenant baskets and will be subject to additional cash-flow and cash balance reporting requirements. Any non-compliance with the covenants under the Credit Agreement or the Waiver may result in the obligations under the Credit Agreement being accelerated. Based on our projected cash flows and absent any other action, we will require additional liquidity to meet our obligations as they come due in the 12 months following the date the consolidated financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern. In addition, as we previously disclosed, during the waiver period referred to above, we will not have access to certain negative covenant baskets and will be subject to additional cash-flow and cash balance reporting requirements, which limits our ability to execute on our updated strategy.

If we are forced to refinance our borrowings on less favorable terms or cannot refinance them, our results of operations and financial condition could be adversely affected. If we were unable to repay or otherwise refinance these borrowings, the lenders under the Credit Agreement could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. Any acceleration of amounts due under the Credit Agreement, or the exercise by the applicable lenders or agent of their rights under the related security documents, would likely have a material adverse effect on our business.

Risks Related to Legal Proceedings and Governmental Regulations

Modifications or changes to the U.S. health insurance markets, including as a result of legislation, could adversely affect our business and operating results.

Our business operates in the evolving public and private sectors of the U.S. health insurance system, and our future financial performance will depend in part on growth in the market for private health insurance, as well as our ability to adapt to regulatory developments and the development of new state and federal government programs. Such modifications and changes could reduce demand and adversely affect our business. For example, elected officials have introduced proposals to expand the Medicare program, which range from the creation of a new single-payor national health insurance program for all residents to less overarching proposals, including lowering the age of eligibility for the Medicare program, expanding Medicare to a larger population and creating a new public health insurance option that could compete with private insurers. In addition, in some states, legislators have regularly introduced proposals to establish a single-payor or government-run healthcare system at the state level. There is uncertainty regarding whether, when, and what other health reform measures will be adopted, the timing and implementation of alternative provisions, and the impact of alternative provisions on providers, plans, and other healthcare industry participants. Other health reform initiatives and proposals, such as the limitations and prohibitions on surprise billing enacted under the Appropriations Act and price transparency requirements, may impact prices, our competitive position and our relationships with patients, insurers, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. The U.S. Department of Health and Human Services proposed regulatory changes for 2023 and beyond whereby individual market health plan products would need to meet standardized benefit design requirements and heightened network adequacy standards that may impact how our products operate in existing service areas. These changes may impact our ability to ensure Care Partner networks meet evolving adequacy and availability standards. Until the details of these evolving requirements and any additional future reform standards are clarified, we are unable to predict the nature and success of such health reform initiatives, which may have an adverse impact on our business. We continue to evaluate the effect that such proposals would have on our business.

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

In response to the ongoing COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief. Together, the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act, the Appropriations Act, and the American Rescue Plan

Act (ARPA) authorized over $186 billion in funding to be distributed to eligible healthcare providers. These funds are intended to reimburse eligible providers, including Medicare- and/or Medicaid-enrolled providers and suppliers, for lost revenues and health care related expenses attributable to COVID-19. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing, not using funds received to reimburse expenses or losses that other sources are obligated to reimburse and audit and reporting requirements.

The CARES Act also made other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payments adjustments. The CARES Act and related legislation temporarily suspended the Medicare sequestration payment adjustment, which would have otherwise reduced payments to Medicare providers by 2%, but extended sequestration through 2030. The sequestration adjustment was phased back in and returned to 2% on July 1, 2022. For the first six months of fiscal year 2030, the adjustment will increase to 2.25%, and for the last six months of fiscal year 2030, the adjustment will increase to 3%. ARPA, in addition to providing funding for healthcare providers, increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act. Congress has delayed implementation of this 4% payment reduction several times, most recently for 2023 and 2024 in the Consolidated Appropriations Act, 2023.

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

Some of the federal and state legislative and regulatory measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the COVID-19 public health emergency. Many states have ended their declared states of emergency, and the current public health emergency declaration is set to expire May 11, 2023. Additionally, the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether any additional measures will be enacted or their impact. We are unable to assess the extent to which anticipated ongoing impacts on us arising from the COVID-19 pandemic will be offset by benefits which we may recognize or receive in the future under the CARES Act and other stimulus legislation or any future stimulus measures. Further, there can be no assurance that the terms of provider relief funding or other programs will not change in ways that affect our funding or eligibility to participate. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, results of operations, financial position and cash flows.

Our MA plans, contracts with third-party MA plans and reimbursement from fee-for-service Medicare are subject to changes to the Medicare program.

We service approximately 125,000 MA consumers, primarily in California. The reimbursement rates for our MA plans and contracts with third-party MA plans are based on published Medicare rates. In addition, our managed and affiliated medical groups receive fee-for-service Medicare reimbursements. As a result, government funding levels for the MA program, as well as the policies and decisions of the federal government regarding the fee-for-service Medicare program have a substantial impact on our profitability and health plan consumer satisfaction. These governmental policies and decisions, which are not within our control, include:

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

Certain of these changes will affect the premiums or other revenue we receive with respect to our MA plans, the eligibility and enrollment of consumers in our MA plans, the services we provide to our MA plan consumers and the cost of such services to such consumers, as well as other costs relating to our participation in the Medicare program. Significant reductions or significant modifications of reimbursement policies and methodologies in the fee-for-service Medicare program could reduce the profitability of our managed and affiliated medical groups. We have no control over these changes, including when or how frequently they are made. These changes may be instituted by statutes, regulations, administrative or executive orders or judicial decisions. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures could result in substantial reductions in our revenue and operating margins with respect to our MA plans and our Consumer Care business. The costs of compliance with any changes could be significant, and if we fail to meet implementation requirements, we could be exposed to fines and payment reductions.

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

• the Stark Law provides that physicians, subject to certain exceptions, cannot refer Medicare or Medicaid patients to an entity providing “designated health services” in which such physician, or its immediate family member, has an interest or any compensation arrangement. Medical groups managed by and affiliated with our Consumer Care business provide one or more of these designated health services and as such are subject to the Stark Law. Those found in violation of the Stark Law are subject to denial of payment for services provided through an improper referral, civil monetary penalties and exclusion from the Medicare and Medicaid programs;

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

Numerous other federal and state laws protect the processing, security, retention, destruction, confidentiality, availability and integrity of, and may otherwise limit and restrict how we can use, PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Care Partners and business associates and potentially exposing us to additional expense, adverse publicity and liability. For example, the CCPA which came into effect on January 1, 2020 requires covered businesses that collect information on California residents to inform consumers about their data collection, use and sharing practices, to allow consumers to opt out of sales of their data to third parties, and to exercise certain individual rights regarding their personal information. The CCPA also provides a cause of action for some data breaches affecting certain types of personal information. Penalties for noncompliance with the CCPA are up to $2,500 per unintentional violation, or up to $7,500 per intentional violation. Additionally, the CPRA was approved by the California electorate via ballot initiative in November 2020, and came into effect January 1, 2023. CPRA imposed additional data protection obligations on companies doing business in California, including additional consumer rights with respect to their data. It also created a new California data protection agency specifically tasked with enforcing the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Virginia, Colorado, Connecticut and Utah have similarly enacted comprehensive privacy laws which emulate the CCPA and CPRA in many respects. At the federal level, various bills have been introduced in congress seeking to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills/laws, such as consent requirements for sensitive data, data subject rights, and privacy policy requirements. Such laws may have potentially conflicting requirements that would make compliance challenging. Such changes may also require us to modify our products and features and may limit our ability to develop new products and features that make use of the data that we collect about our consumers. We anticipate federal and state regulators to continue to enact legislation related to privacy and cyber security.

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

Furthermore, the FTC and many state attorneys general continue to enforce federal and state consumer protection, health breach notification, and other laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, the FTC has taken enforcement actions based on disclosures of health information to third parties, the failure to limit third-party use of health information, the failure to implement policies and procedures to prevent improper or unauthorized disclosures of health information, and the failure to provide notice and obtain consent before the use and disclosure of health information for advertising. There are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations. We cannot yet determine the impact that future laws, regulations and standards may have on our business.

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

We are subject to a pending putative securities class action lawsuit.

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

We are subject to inspections, reviews, audits and investigations under federal and state government programs and contracts. The results of any such actions could adversely and negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

From time to time we are subject to various state and federal governmental inspections, reviews, audits and investigations to verify our financial and/or operational compliance with governmental rules and regulations governing the products and services we sell. Care Partners may also reserve the right to conduct audits of our health plan business and third-party payors and government clients of our Consumer Care business will also have the right to audit Consumer Care businesses. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, finding, review, audit or investigation could result in requests for additional information, enforcement actions, corrective action plans, monitoring agreements or other actions, including:

•refunding amounts we have been paid pursuant to the government programs or from payors;
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

The U.S. Department of Justice and the OIG have continuously increased their scrutiny of healthcare payors, providers and Medicare Advantage insurers under the FCA in particular, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. We expect this trend to continue, particularly in light of the HHS’s 2020 announcement regarding the creation of a False Claims Act Working Group aimed at enhancing HHS’s partnership with the DOJ to combat fraud and abuse. CMS and the OIG also periodically perform risk adjustment data validation (“RADV”) audits of selected Medicare Advantage health insurance plans to validate the coding practices of, and supporting documentation maintained by healthcare providers. Certain of our health plans may be selected for such audits, which could in the future result in retrospective adjustments to payments made to our health plans, fines, corrective action plans or other adverse action by CMS. On January 30, 2023, CMS released a final rule outlining its audit methodology, approach to the use of extrapolation, and related policies for the contract-level MA RADV program. Under the final rule, CMS will extrapolate RADV audit findings beginning with payment year 2018. CMS will only collect the non-extrapolated overpayments identified in the RADV audits and HHS-OIG audits between payment years 2011 and 2017. CMS stated that after April 3, 2023, the effective date of the final rule, CMS will begin issuing enrollee-level audit findings from the RADV audits that have been completed and recovering the enrollee-level improper payments identified in HHS-OIG audits. CMS did not adopt a specific extrapolated audit methodology in the final rule, but stated that CMS will rely on any statistically valid method for sampling and extrapolation that is determined to be well-suited to a particular audit. CMS also stated that it is finalizing a policy whereby CMS will not apply an FFS Adjuster in RADV audits because CMS determined that an FFS Adjuster is not appropriate. The final rule also codifies the requirement that MA organizations remit improper payments identified during RADV audits in a manner specified by CMS. The final rule is expected to be the subject of legal challenges, but if it takes effect on April 3, 2023, the final rule may have potential adverse effects, which could be material, on the Company’s operating results, financial condition, and cash flows, and could result in some combination of degraded plan benefits, higher monthly premiums and reduced choice for the population served by MA insurers. In particular, there has recently been increased scrutiny by the government on health insurers’ diagnosis coding and risk adjustment practices, particularly for Medicare Advantage plans. In some proceedings involving Medicare Advantage plans, there have been allegations that certain financial arrangements with providers violate other laws governing fraud and abuse, such as the federal Anti-Kickback Statute.

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

Risks Related to our Financial Statements

We have identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

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

In response to this material weakness, we focused on enhancing our pre-pay and post-pay claims quality assurance procedures and data mining capabilities. These capabilities have enabled early identification of overpayment issues so the issues can be addressed timely. Additionally, our provider data improvement initiatives have enhanced the accuracy of our provider rosters, determination of in-network versus out-of-network status, and alignment of providers to appropriate contracts and fee schedules. Finally, additional front-end claims review procedures implemented in the first quarter of fiscal year 2022 have resulted in improved claims payment accuracy, based on fee schedules agreed-upon with providers.

For the year ended December 31, 2022, we identified a new material weakness related to the control activities component of the Committee Of Sponsoring Organizations (COSO) 2013 revised internal control integrated framework. The material weakness relates to the Company’s announcement in Q4 2022 to exit the IFP business effective December 31, 2022, and a subsequent decision by management to decrease its focus on performing certain control activities in accordance with policies and procedures. Relevant IFP processes and significant accounts not evaluated in Q4 2022 include, but are not limited to, revenue and membership, enrollment and eligibility, claims processing and reserving, risk adjustment, and broker commissions.

With the discontinuation of the IFP business effective December 31, 2022, management believes this new material weakness will be remediated in during the year ended December 31, 2023. We are currently undertaking and evaluating several steps to address this material weakness. However, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiency that led to such material weakness or that they will prevent or avoid a potential future material weakness. In addition, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. Our failure to implement and maintain effective internal controls over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our shares of common stock.

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

As a public company, we have significant requirements for financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting in the second annual report following the completion of our initial public offering (“IPO”). This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. The rules governing the standards that must be met for our management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal controls annually.

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

If we fail to effectively remediate material weaknesses in our internal control over financial reporting, if we identify future material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of the SOX, in a timely manner, we may be unable to accurately report our financial results, or report them within the time frames required by the SEC. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that could be deemed to be material weaknesses, and could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified opinion, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, we had outstanding net operating losses (“NOLs”) of approximately $5.8 billion, which are available to reduce future taxable income. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. In addition, the carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code” or “IRC”), and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs, research and development tax credit carryforwards and disallowed interest expense carryforwards to offset future taxable income.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.

A significant portion of our total assets consists of goodwill and intangible assets. Goodwill and intangible assets, net, together accounted for approximately 21.6% of total assets on our consolidated balance sheet as of December 31, 2022. We evaluate goodwill for impairment annually in the fourth quarter. We also review goodwill and intangible assets for impairment whenever events or circumstances make it more likely than not that the carrying value may not be recoverable. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our operating results.

Risks Related to Ownership of Our Common Stock

We received notice from the New York Stock Exchange (the “NYSE”) that we were not in compliance with its continued listing standards regarding the average closing price of our common stock, and we may be subject to permanent delisting from the NYSE.

On December 6, 2022, we received notice from the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (the “Manual”), as the average closing price of our common stock on the NYSE was less than $1.00 per share over a consecutive 30 trading-day period ending December 2, 2022. The notice has no immediate impact on the listing of the Company’s common stock on the NYSE, subject to the Company’s compliance with the NYSE’s other continued listing requirements.

The Company has responded to the NYSE with respect to its intent to cure the deficiency. The Company intends to consider available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval no later than at the Company’s next annual meeting of stockholders, if necessary, to regain compliance. Pursuant to Section 802.01C, the Company has a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. Section 802.01C also provides for an exception to the six-month cure period if the action required to cure the price condition requires stockholder approval, in which case, the action needs to be approved by no later than the Company’s next annual meeting of stockholders. If the Company is unable to regain compliance with the $1.00 share price rule within this period, the NYSE will initiate procedures to suspend and delist our common stock. The NYSE can take accelerated delisting action in the event that it determines that our common stock trades at levels that it views to be abnormally low.

If the NYSE permanently delisted our shares, it would negatively impact us because it could, among other things: (i) reduce the liquidity and market price of our common stock; (ii) reduce the amount of news and analyst coverage for our company; (iii) reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing and the ability of our stockholders to sell our common stock; (iv) limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (v) impair our ability to provide liquid equity incentives to our employees; and (vi) have negative reputational impact for us with our customers, suppliers, employees and other persons with whom we have business relationships.

Our stock price has experienced significant volatility and may change significantly in the future, as a result you may not be able to resell shares of our common stock at or above the price investors paid or at all, and investors could lose all or part of their investment as a result.

The trading price of our common stock has been in recent months, and may continue to be, volatile. The stock market has recently experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. Investors may not be able to resell their shares at or above the price they paid for the stock.

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

Our management may use the proceeds of our 2022 Capital Raises in ways with which you may disagree or that may not be profitable.

We have broad discretion as to the application of the net proceeds of capital we raised in 2022 and can use them for purposes other than those contemplated by us at the time of such offerings. We utilized a portion of these net proceeds to pay down the principal balance of indebtedness outstanding under our revolving credit agreement. We also utilized a portion of the proceeds to make additional capital contributions to certain regulated entities. We have not specifically identified a large single use for which to use the remainder of these net proceeds and, accordingly, we are not able to allocate these amounts for specific uses due to a variety of factors. You may not agree with the manner in which our management chooses to allocate and use these net proceeds. Our management may use the proceeds for corporate purposes that may not increase our profitability or otherwise result in the creation of stockholder value. In addition, pending our use of the proceeds, we may invest the proceeds primarily in instruments that do not produce significant income or that may lose value.

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

Pursuant to the Certificate of Designations designating the shares of our Series A Convertible Perpetual Preferred Stock and the Certificate of Designations designating the shares of our Series B Convertible Perpetual Preferred Stock (collectively, the “Preferred Stock”) each of which we filed with the Secretary of State of the State of Delaware (together, the “Certificate of Designations”), the Preferred Stock ranks senior to our shares of common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock is convertible into common stock and is entitled to an initial liquidation preference, in each case subject to certain limitations outlined in the Certificates of Designations. Further, holders of Preferred Stock are entitled to vote with the holders of common stock on an as-converted basis, solely with respect to (i) a change of control transaction (to the extent such change of control transaction is submitted to a vote of the holders of common stock) or (ii) the issuance of capital stock by the Company in connection with an acquisition by the Company (to the extent such issuance is submitted to a vote of the holders of common stock), subject to certain restrictions. Holders of the Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Preferred Stock, authorizations or issuances by the Company of securities that are senior to the Preferred Stock, increases or decreases in the number of authorized shares of Preferred Stock, and issuances of shares of the Preferred Stock.

Any conversion of the Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, we granted the holders of Preferred Stock registration rights in respect of the Preferred Stock and any shares of common stock issued upon conversion thereof. These registration rights could facilitate the resale of such securities into the public market, and any resale of these securities would increase the number of shares of our common stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The interests of the holders of these shares may not always coincide with the interests of our other stockholders. Because of the potential degree of concentration of voting power upon the conversion of Preferred Stock into common stock, the concentration of ownership by these holders may have the effect of adversely impacting actions favored by our other stockholders and could depress our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have 13 corporate offices across the U.S., including our corporate headquarters in Minneapolis, Minnesota and key offices in California and Florida. We lease or sublease all of our corporate offices, which serve both our Consumer Care and Bright HealthCare segments. We also lease 82 properties in three states for our medical offices and clinics.

We believe that our facilities are adequate for our operations. As we proceed with our restructuring plan we are continuously assessing the facilities necessary to support our ongoing business and seeking to sublet or negotiate lease terminations for any locations we may deem redundant.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information included under the caption “Legal Proceedings” in Note 17 of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers as of March 6, 2023, including the business experience of each executive officer during the past five years:

Name	Age	Position
G. Mike Mikan	51	Chief Executive Officer, President and Director
Catherine R. Smith	59	Chief Financial and Administrative Officer
Jeff Cook	52	Chief Operating Officer
Jeff Craig	40	General Counsel and Corporate Secretary

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

Jeff Cook has served as our Chief Operating Officer since November 2022, and served as chief executive officer of Consumer Care, our personalized care delivery business, from June 2022 to November 2022. Prior to Bright Health, he served as national Vice President of CVS Health HUBs, CVS’ suite of HUB clinical services, from May 2020 to June 2022. Before that, Mr. Cook was the South Central Regional President of CVS Health/Aetna, where he led the commercial and Medicare Advantage business in Texas, Oklahoma, and New Mexico from January 2018 to January 2020, and was the Chief Executive Officer of Texas Health Aetna from 2016 to May 2020, during which time he led the development of a joint venture between Texas Health Resources and Aetna to create a joint health plan from the ground up. Prior to those roles, he held various leadership positions at Ascension Health and UnitedHealthcare. Mr. Cook has broad health care experience leading initiatives at the forefront of value-based care and consumer-driven healthcare, and holds a Bachelor of Business Administration from Baylor University and a Masters of Science in Health Administration from Texas State University.

Jeff Craig has served as General Counsel and Corporate Secretary since March 2022, and before that served as Vice President, Consumer Care Legal, and Assistant Vice President, Legal since March 2020. Mr. Craig previously served as Vice President, Legal, as well as in other senior legal roles, at MGM Resorts International since 2013. Prior to MGM, Jeff was an in-house attorney with Western Digital Corporation, a Fortune 500 hard drive manufacturer, and a corporate transactional attorney with Gibson Dunn, a leading international law firm.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELEASED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “BHG”.

Holders of our Common Stock

As of March 6, 2023, there were 201 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid dividends, and we currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare dividends in the future will be at the discretion of our board of directors, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capacity to pay dividends under the Credit Agreement, capital requirements and overall financial condition. In addition, our ability to pay dividends in the future depends in part on the earnings and distributions of funds from our health insurance subsidiaries. Applicable state insurance laws restrict the ability of such health insurance subsidiaries to declare stockholder dividends and require our health insurance subsidiaries to maintain specified levels of statutory capital and surplus. If we elect to pay dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time.

Stock Performance Graph

The following graph and related information shows a comparison of the cumulative total return for our common stock, Standard & Poor’s 500 Index (“S&P 500 Index”) and the Standard & Poor’s Health Care Index (“S&P Health Care Index”) between June 24, 2021 (the date our common stock commenced trading on the NYSE) through December 31, 2022. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Total Return
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
6/24
6/30
9/30
12/31/21
3/31
6/30
9/30
12/31/22
Bright Health Group, Inc.
S&P 500 Index
S&P 500 Health Care Index

	6/24/2021	6/30/2021	9/30/2021	12/31/21	3/31/2022	6/30/2022	9/30/2022	12/31/22
Bright Health Group	$100.00	$103.13	$49.04	$20.67	$11.60	$10.94	$6.31	$3.91
S&P 500 Index	$100.00	$100.74	$101.33	$112.50	$107.33	$90.05	$85.65	$92.13
S&P Health Care Index	$100.00	$100.66	$102.11	$113.51	$110.59	$104.05	$98.66	$111.30

Sales of Unregistered Securities

We entered into an investment agreement as of October 10, 2022 with certain purchasers (as amended through the date hereof, the “Series B Investment Agreement”) with certain purchasers (collectively, the “Series B Purchasers”), relating to the issuance and sale by the Company to the Series B Purchasers of 175,000 shares of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $175.0 million, or $1,000 per share (the “Series B Issuance”). On October 17, 2022, the Series B Issuance was consummated. In connection with the closing of the Series B Issuance, the Certificate of Designations for the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) was amended to provide for a weighted average anti-dilution adjustment in connection with issuances of equity-linked securities with a purchase or conversion price less than the optional conversion price of the Series A Preferred Stock. The Series B Issuance was undertaken in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof. No advertising or general solicitation was employed relating to the Series B Issuance.

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

Business Overview

Bright Health Group, Inc. (“Bright Health,” “we,” “our,” “us,” or the “Company”) was founded in 2015 to transform healthcare. Although 2022 was a year of significant transition for our business, our mission remains the same: Making Healthcare Right. Together. It is built upon the belief that by connecting and aligning the best local resources in healthcare delivery with the financing of care, leveraging what we call the “Value Layer” of healthcare, we can drive a superior consumer experience, reduce systemic waste, lower costs, and optimize clinical outcomes. Bright Health Group consists of two reportable segments within our continuing operations: Consumer Care and Bright HealthCare. Additionally, we have one reportable segment in our discontinued operations: Bright HealthCare – Commercial.

Consumer Care. Our value-driven care delivery business that manages risk in partnership with external payors. Consumer Care, aims to significantly reduce the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of December 2022, Consumer Care delivers high-quality virtual and in-person clinical care through its 74 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, Consumer Care maintained over 579,000 unique patient relationships as of December 31, 2022, approximately 530,000 of which are served through value-based arrangements, across multiple payors.

Bright HealthCare. Our delegated senior managed care business that partners with a tight group of aligned providers in California. Bright HealthCare delivers simple, personal, and affordable financing solutions that are focused on consumer retail healthcare and delivered through Bright Health’s alignment model. As of December 31, 2022, Bright HealthCare’s MA products served over 125,000 lives and generally focus on higher risk, special needs, or other traditionally underserved populations.

Bright HealthCare – Commercial. Included in our discontinued operations, our Commercial healthcare financing and distribution business focused on commercial plans. In October 2022, we announced that we will no longer offer commercial health plans in 2023.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on a number of factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address to sustain our growth and continue to improve results of operations.

Consumer Care’s ability to deliver and enable high-quality, value-based care drives revenue

Our Consumer Care business supports and manages providers in value-based and fee-for-service contracts with payors. We help organizations enter value-based arrangements designed around their needs, while simultaneously empowering them with the tools and capabilities necessary to maximize their success. In order to drive financial performance, our Consumer Care business must effectively manage risk and continue to develop and deliver tools and services supporting both managed and affiliated providers.

Consumer Care’s ability to identify and align with high-performing care delivery partners drives performance

Our Consumer Care business engages providers through a variety of alignment options ranging from having providers participate in our networks to having providers employed by us. We must continue to build and maintain an ecosystem of care delivery assets capable of supporting our third-party payors.

Consumer Care’s ability to grow our consumer base, inclusive of growth in our ACO Reach membership

Consumer Care grows its consumer base through contractual relationships with third party payors, alignment of consumers participating in the ACO Reach program as well as patient satisfaction.

Bright HealthCare’s ability to grow membership and retain consumers drives revenue growth

Bright HealthCare MA products are primarily sold for the following year through an annual enrollment period. Outside of an annual selling season, MA products typically can only be sold during Special Enrollment Periods (“SEPs”) based on the consumer’s eligibility status and certain life events. It is critical to effectively engage both prospective and existing consumers through our multi-channel distribution strategy. We aim to offer competitive benefits at an affordable price to meet the needs of our consumers. Historically, we have increased our MA consumer base during SEPs, given our consumers' eligibility to enroll during those periods.

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

Bright HealthCare’s ability to capture complete and accurate risk adjustment data affects revenue

Portions of premium revenue from our MA plans are determined by the applicable CMS risk adjustment models, which compensate insurers based on the underlying health status (acuity) of insured consumers. CMS requires that a consumer’s health status be documented annually and accurately submitted to CMS to determine the appropriate risk adjustment. Ensuring that complete and accurate health conditions of our consumers are captured within documentation submitted to CMS is critical to recognizing accurate risk adjustment, which is reflected in our revenue year-over-year.

Bright HealthCare’s ability to drive lower unit costs and medical utilization reduces medical costs and Medical Cost Ratio (“MCR”)

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

Bright Health Group’s ability to achieve operating cost efficiencies and scale profitably

Bright Health Group, including Bright HealthCare and Consumer Care, needs to continue to adjust our costs to our more focused business. We must continue to act on our restructuring plan, aligning our expenses with the business over the course of the run-out period of the exited markets.

Components of Our Results of Operations

Revenue

We generate revenue from premiums, including value-based provider revenue, fee-for-service provider revenue received from consumers and payors, Direct Contracting revenue as well as income from our investments.

Premium revenue

Premium revenue within continuing operations is derived from Bright HealthCare MA plans sold to consumers, as well as Consumer Care value-based capitation revenue from serving patients.

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

Consumer Care premium revenue

Consumer Care premium revenue represents revenue under value-based arrangements entered into by Consumer Care’s Value Services Organization and affiliated medical groups in which the responsibility for control of an attributed patient’s medical care is wholly transferred to such medical groups. Such revenue includes capitation payments, as well as quality incentive payments, and shared savings distributions payable upon achievement of certain financial and quality metrics. Value-based revenue shifts responsibility for control over the medical care delivered to attributed patients to the Company and aligns incentives around the overall well-being of the payor’s consumers.

Direct Contracting revenue

Direct Contracting revenue represents the revenue from participation in CMS’ Global and Professional Direct Contracting model (“DC Model”) on our Consumer Care segment. Our two Direct Contracting Entities (“DCE’s”) participate in the DC Model through the global risk arrangement and assuming full risk for the total cost of care of aligned beneficiaries. As part of our participation in the DC Model, we are guaranteeing the performance of our care network of participating and preferred providers. The intention of the DC Model is to enhance the quality of care for Medicare FFS beneficiaries while reducing the administrative burden, supporting a focus on complex, chronically ill patients, and encouraging physician organizations that have not typically participated in Medicare FFS programs to serve Medicare FFS beneficiaries. Our Direct Contracting revenue is presented net of reinsurance costs. CMS redesigned the DC Model and renamed the model the ACO Realizing Equity, Access, and Community Health (REACH) Model (“ACO REACH Model”) effective January 1, 2023.

Service revenue

Service revenue primarily represents revenue from fee-for-service payments received by Consumer Care’s affiliated medical groups. These include patient copayments and deductibles collected directly from patients and payments from private and government payors based upon contractual terms that define the fee-for-service reimbursement for specific procedures performed.

Investment income

The sources of investment income are interest income and realized gains and losses derived from the Company’s investment portfolio that is comprised of debt securities of the U.S. government and other government agencies, corporate investment grade, money market funds and various other securities, as well as realized and unrealized gains and losses from equity securities.

Operating Expenses

Medical costs

Medical costs consist of reimbursements to providers for medical services, costs of prescription drugs, supplemental benefits, risk share payments to payors, and quality incentive, management fees and shared savings compensation to providers net of any reinsurance recoveries. The Company contracts with hospitals, physicians and other providers of healthcare primarily within its exclusive provider networks under fee-for-service and value-based arrangements. Emergency medical services incurred out-of-network are a covered benefit to consumers and reimbursed to providers according to the Company’s payment policies that are based on applicable regulations. Prescription drug costs are determined based on the contracts with our pharmacy benefits managers, which includes pharmacy rebates that are received for certain drug utilization levels or contracted minimums. Dental, vision, and other supplemental medical services are provided to consumers under capitated arrangements. Reinsurance arrangements enable us to cede a specified percent of our premiums and claims to our third-party reinsurers. Under such contracts, the reinsurer is paid to cover claims-related losses over a specified amount, which mitigates catastrophic risk. We make quality incentive and shared savings compensation payments to certain providers in accordance with the terms of the contractual arrangement upon the achievement of certain financial and quality metrics.

For value-based arrangements in which we bear limited risk, we recognize revenue on a net basis. Medical costs incurred from these arrangements are presented net of the associated premium revenue.

Operating Costs

Operating costs are comprised of the expenses necessary to execute the Company’s business operations. These include employee compensation for salaries and related benefit costs, share-based compensation, outsourced vendor contracted service and technology fees, professional services, technological infrastructure and service fees, facilities costs and other administrative expenses. We expect operating costs to decrease with our exit of the Commercial market beginning with the 2023 plan year and the restructuring of our operations.

Restructuring Charges

Restructuring charges are comprised of contract termination costs and severance costs as part of a workforce reduction in 2022. The charges included within our continuing operations are those not directly attributable to our decision to exit the Commercial business for the 2023 plan year.

Goodwill Impairment

Goodwill impairment within our continuing operations is primarily comprised of the impairment of our Bright HealthCare reporting unit, formerly Medicare Advantage, that was primarily driven by an increase in the discount rate, which was impacted by higher interest rates and other market factors.

Intangible Assets Impairment

The intangible assets impairment within our continuing operations is primarily related to a full impairment of Centrum’s reacquired contract with Bright HealthCare Florida as a result of our announcement that we will no longer offer Commercial products for the 2023 plan year.

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

Loss from Discontinued Operations

Commercial premium revenue

Premium revenue within discontinued operations is derived from commercial plans sold to consumers. The sources of commercial premium revenue are primarily IFP products which are comprised of APTC subsidies that are based on consumers’ income levels and compensated directly by the federal government, as well as billed consumer premiums. IFP products reflect adjustments related to the ACA risk adjustment program, which adjusts premium revenue based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses.

Investment income

The sources of investment income are interest income and realized gains and losses derived from the Company’s investment portfolio that is comprised of debt securities of the U.S. government and other government agencies, corporate investment grade, money market funds and various other securities. Impairments recognized on our investments are also included within investment income of our discontinued operations.

Medical costs

Medical costs consist of reimbursements to providers for medical services, costs of prescription drugs, supplemental benefits, reinsurance and quality incentive and shared savings compensation to providers in relation to our Commercial products. The Company contracts with hospitals, physicians and other providers of healthcare primarily within its exclusive provider networks under fee-for-service and value-based arrangements. Emergency medical services incurred out-of-network are a covered benefit to consumers and reimbursed to providers according to the Company’s payment policies that are based on applicable regulations. Prescription drug costs are determined based on the contracts with our pharmacy benefits managers, which includes pharmacy rebates that are received for certain drug utilization levels or contracted minimums. Dental, vision, and other supplemental medical services are provided to consumers under capitated arrangements. Reinsurance arrangements enable us to cede a specified percent of our premiums and claims to our third-party reinsurers. Under such contracts, the reinsurer is paid to cover claims-related losses over a specified amount, which mitigates catastrophic risk. We make quality incentive and shared savings compensation payments to certain providers in accordance with the terms of the contractual arrangement upon the achievement of certain financial and quality metrics.

Operating Costs

Operating costs within discontinued operations are direct expenses incurred in the operation of our Commercial business. These include employee compensation for salaries and related benefit costs, outsourced vendor contracted service and technology fees, professional services, technological infrastructure and service fees and other administrative expenses. Operating costs also include payments made by the discontinued operations to Consumer Care for the provision of Bright Health Networks services; selling and marketing expenses from external broker commissions and advertising, primarily related to consumer acquisition; and premium taxes, exchange fees and other regulatory costs, which are primarily based on premium revenue. Additionally, in prior years, the premium deficiency reserve expense for expected future losses in certain markets is included in operating costs.

Restructuring Charges

Restructuring charges are comprised of contract termination costs and severance costs as part of a workforce reduction in 2022 and impairment of long-lived assets. The charges included within our discontinued operations are those directly attributable to our decision to exit the Commercial business for the 2023 plan year.

Goodwill Impairment

Goodwill impairment within our discontinued operations is comprised of the impairment of our Bright HealthCare — Commercial reporting unit, specifically Commercial business, that was driven by our decision to exit the Commercial markets beginning for the 2023 plan year.

Intangible Assets Impairment

Intangible assets impairment within our discontinued operations is comprised of the impairment of intangible assets related to our TrueHealth New Mexico (“THNM”) acquisition, that was driven by our decision to exit the Commercial markets beginning for the 2023 plan year.

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

For the years ended December 31, 2022, 2021, and 2020 the impact of COVID-19 increased our medical costs by $36.4 million, $59.4 million, and $30.2 million respectively.
Overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time, as new strains of COVID-19 that appear to be more transmissible and may potentially evade vaccines have emerged. The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depends on factors beyond our knowledge and control.

Business Update

Our mission – Making Healthcare Right. Together. – is built on the belief that by connecting and aligning the best local resources in healthcare delivery with the financing of care, we can deliver better outcomes, at a lower cost, for all consumers.

In October 2022, we announced that our business will be focused on delivering affordable healthcare for aging and underserved populations in the largest healthcare markets in the country and continuing to leverage our Fully Aligned Care Model with external payor partners and affiliate care providers. We will continue to build on the value-driven care model that we have been advancing since the start of the company.

We have started implementing restructuring plans to adjust our costs to our more focused business in order to achieve our 2023 gross margin and operating expense targets. We will continue to take steps to adjust our expenses in-line with milestones in the marketplace business over the course of the run-out period of the exited markets.

As we move forward into 2023, we are focusing our business on our Consumer Care care delivery business and our Medicare Advantage health plans in California. We have a scaled Medicare Advantage business in California, the largest market for seniors and underserved populations, and we have built a high performing Fully Aligned Care Model with our Care Partners. In Florida and Texas, our Consumer Care risk-bearing care delivery and provider affiliate management business continues to deliver differentiated results. We expect to expand our footprint over time serving the aging and underserved consumers in Medicare and the consumer marketplace, together with our key health plan partners. We will also continue to grow our Direct Contracting business in the new ACO Reach program, building on our 2022 performance.

While we wind down the marketplace business, we will remain focused on the growth opportunities for our Bright HealthCare and Consumer Care businesses. We believe both businesses are in attractive markets with strong tailwinds, where we have differentiated offerings. We intend to manage each business to maximize operating profitability in 2023, as well as working to manage corporate expenses to maximize consolidated Adjusted EBITDA profitability.

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

	Year Ended December 31,
	2022	2021	2020
Bright HealthCare Consumers Served
Medicare Advantage	125,000	117,000	62,000

Consumer Care Patients
Value-Based Care Consumers	530,000	170,000	21,000

Key Metrics

Bright HealthCare Consumers Served

Consumers served include Bright HealthCare individual lives served via MA plans in markets across the country. We historically believed growth in the number of consumers for both our Commercial plans and Medicare Advantage plans was a key indicator of the performance of our Bright HealthCare business. However, given Bright HealthCare’s decision to exit the commercial marketplace for the 2023 plan year, we expect Commercial consumers to decline to zero, and we will focus on growth in our Medicare Advantage consumers in California. The number of consumers served also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support future consumer growth.

Value-Based Care Consumers

Value-based care consumers are consumers attributed to providers contracted under varied value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our Consumer Care managed medical groups. We believe growth in the number of value-based care consumers is a key indicator of the performance of our Consumer Care business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth. While we expect the number of value-based consumers Consumer Care supports in 2023 to decline compared to 2022 due to Bright HealthCare’s commercial market exits, we expect external value-based payor contracts as well as the conversion of fee for service patients into value-based patients, will increase the number of patients managed in value-based arrangements over time.

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net Loss	$(1,359,880)	(1,178,365)	(248,442)
Adjusted EBITDA (1)	$(233,489)	(321,317)	(151,692)
(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding loss from discontinued operations, interest expense, income taxes, depreciation and amortization, any impairment of goodwill or intangible assets, adjusted for the impact of acquisition and financing-related transaction costs, share-based compensation, changes in the fair value of equity securities, changes in the fair value of contingent consideration, contract termination costs and restructuring costs. Adjusted EBITDA has been presented in this Annual Report as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(1,359,880)	$(1,178,365)	$(248,442)
Loss from discontinued operations (a)	721,915	855,255	87,220
EBITDA adjustments from continuing operations:
Interest expense	12,821	7,230	—
Income tax expense (benefit)	3,680	(26,521)	(9,161)
Depreciation and amortization	50,430	35,049	8,289
Goodwill impairment	71,225	—	—
Intangible assets impairment	42,611	—	—
Transaction costs (b)	1,661	2,064	4,950
Share-based compensation expense (c)	109,713	68,423	5,452
Change in fair value of equity securities (d)	80,231	(80,231)	$—
Change in fair value of contingent consideration (e)	332	(4,221)	—
Contract termination costs (f)	1,241	—	—
Restructuring costs (g)	30,531	—	—
EBITDA adjustments from continuing operations	404,476	1,793	9,530
Adjusted EBITDA	$(233,489)	$(321,317)	$(151,692)

(a)Beginning in the fourth quarter of 2022, Adjusted EBITDA excludes the impact of discontinued operations. The comparable period in 2021 has been recast to exclude these impacts. Loss from discontinued operations represents losses associated with the Commercial business segment that we exited at the end of 2022. The loss from discontinued operations includes over $180 million of investment impairments, restructuring costs, goodwill and intangibles impairments and other exit related costs for the twelve months ended December 31, 2022, respectively.
(b)Transaction costs include accounting, tax, valuation, consulting, legal and investment banking fees directly relating to business combinations and certain costs associated with our initial public offering. These costs can vary from period to period and impact comparability, and we do not believe such transaction costs reflect the ongoing performance of our business.
(c)Represents non-cash compensation expense related to stock option and restricted stock unit award grants, which can vary from period to period based on a number of factors, including the timing, quantity and grant date fair value of the awards.
(d)Beginning in 2022, Adjusted EBITDA excludes the impact of changes in unrealized gains and losses on equity securities. The comparable prior periods have been recast to exclude changes in unrealized gains and losses on equity securities.
(e)Represents the non-cash change in fair value of contingent consideration from business combinations, which is remeasured at fair value each reporting period.
(f)Represents amounts paid for early termination of existing vendor contracts.
(g)Restructuring costs represent severance costs as part of a workforce reduction in 2022 and impairment of certain long-lived assets relating to our decision to exit the Commercial business for the 2023 plan year.

Acquisitions
Effective April 30, 2020, we acquired Universal Care, Inc. (d.b.a. Brand New Day) (“BND”), which is focused on serving primarily MA special needs consumers. This Bright HealthCare acquisition was completed to bolster our MA platform and provide entry into California.
Effective December 31, 2020, we acquired a 62% controlling interest in Premier Medical Associates of Florida, LLC (“PMA”). This Consumer Care acquisition was completed to enhance our clinical capabilities to better serve enrollees as part of our Florida market expansion in 2021.
Effective March 31, 2021, we acquired THNM, which offers policies available through the commercial market for individual on- and off-exchange and employer-sponsored health coverage. Included in our discontinued operations, this acquisition was completed to enter into a new state of strategic interest and to leverage THNM’s strong local clinical model of care.
Effective March 31, 2021, we acquired Zipnosis, Inc. (“Zipnosis”), which is a telehealth platform that offers virtual care to health systems around the U.S. This Consumer Care acquisition was completed to enhance our proprietary technology platform, DocSquad, and our consumer and provider connectivity with Zipnosis’ virtual care capabilities.
Effective April 1, 2021, we acquired Central Health Plan of California, Inc. (“CHP”), an insurance provider of MA health maintenance organization (“HMO”) services. This Bright HealthCare acquisition was completed to gain synergies from leveraging CHP’s clinical model and California consumer expertise to continue to expand our MA business in the California market.

Effective July 1, 2021, we acquired Centrum, a value-based primary care focused, multi-specialty medical group, serving Commercial, Medicare, and Medicaid consumers across multiple payors. This Consumer Care acquisition was completed for the incremental financial benefits achievable through our Fully Aligned Care Model, whereby Commercial, Medicare, and Medicaid consumers across multiple payors are cared for under value-based arrangements with Centrum. This model brings together the financing, distribution, and delivery of high-quality healthcare.

See Note 3 in the Notes to Consolidated Financial Statements for more information regarding our business combinations.

Results of Operations
The following table summarizes our audited consolidated statements of income (loss) data for the years ended December 31, 2022, 2021 and 2020.

(in thousands)	Year Ended December 31,
Consolidated Statements of Income (loss) and operating data:	2022	2021	2020
Revenue:
Premium revenue	$1,764,949	$1,390,330	$487,905
Direct Contracting revenue	654,087	—	—
Service revenue	48,013	42,469	18,514
Investment income (loss)	(55,019)	80,234	8,468
Total revenue	2,412,030	1,513,033	514,887
Operating costs
Medical costs	2,206,243	1,294,158	451,918
Operating costs	632,030	527,453	225,063
Restructuring charges	31,739	—	—
Goodwill impairment	71,225	—	—
Intangibles impairment	42,611	—	—
Depreciation and amortization	50,430	35,049	8,289
Total operating costs	3,034,278	1,856,660	685,270
Operating loss	(622,248)	(343,627)	(170,383)
Interest expense	12,821	7,230	—
Other income	(784)	(1,226)	—
Loss from continuing operations before income taxes	(634,285)	(349,631)	(170,383)
Income tax expense (benefit)	3,680	(26,521)	(9,161)
Net loss from continuing operations	(637,965)	(323,110)	(161,222)
Loss from discontinued operations, net of tax (Note 4)	(721,915)	(855,255)	(87,220)
Net loss	(1,359,880)	(1,178,365)	(248,442)
Net earnings from continuing operations attributable to noncontrolling interests	(95,664)	(6,497)	—
Series A preferred stock dividend accrued	(37,889)	—	—
Series B preferred stock dividend accrued	(1,798)	—	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(1,495,231)	$(1,184,862)	$(248,442)
Adjusted EBITDA	$(233,489)	$(321,317)	$(151,692)
Operating Cost Ratio (1)	26.2%	34.9%	43.7%
_______________________
(1)Operating Cost Ratio is defined as operating costs divided by total revenue.

2022 Compared to 2021

Total revenue increased by $899.0 million, or 59.4%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase is largely attributable to our two DCEs aligned with our Consumer Care segment that began participating in the DC Model effective January 1, 2022, which contributed $654.1 million of the increase in total revenue. In addition, premium revenue increased $374.6 million, or 26.9%, due to organic growth of our Bright HealthCare business as well as a full year of CHP operations that was acquired on April 1, 2021. Also contributing to the premium revenue increase was an increase of over 360,000 value-based care consumers as well as organic increases in consumers served by our Bright HealthCare business. The increases in premium revenue and Direct Contracting revenue were partially offset by a reduction in investment income driven by changes in the fair value of investments in equity securities.

Medical costs increased by $912.1 million, or 70.5%, for the year ended December 31, 2022, as compared to the same period in 2021. Medical costs incurred associated with beneficiaries aligned to our DCEs contributed to the increase as well as organic growth in our Bright HealthCare business. In 2022, we also had a full year of medical costs from CHP that was acquired on April 1, 2021.

Operating costs increased by $104.6 million, or 19.8%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase in operating costs was primarily due to a $97.3 million increase in compensation and fringe benefits inclusive of share-based compensation expense. This increase is partially offset by the release of the $9.4 million premium deficiency reserve in the year ended December 31, 2022 that was accrued in the year ended December 31, 2021 for the then future expected losses in certain markets in 2022 in our Bright HealthCare segment.

Our operating cost ratio of 26.2% for the year ended December 31, 2022 improved 870 basis points as compared to the same period in 2021. The decrease was primarily due to operating costs increasing at a slower rate than the increased premium revenues earned due to consumer growth and participating in the DC Model, as we gain leverage on our operating costs as we grow.

We recognized $31.7 million of restructuring costs for the year ended December 31, 2022 for employee termination benefits, contract termination costs and long-lived asset impairments incurred in relation to the actions we have taken to restructure the Company’s workforce and reduce expenses based on our updated business model. There were no restructuring costs in the year ended December 31, 2021.

We recognized $71.2 million of non-cash goodwill impairment for the year ended December 31, 2022, which included $70.0 million in our Bright HealthCare segment. We also recognized $42.6 million of non-cash intangible assets impairment for the year ended December 31, 2022, which included impairments at our Consumer Care segment. There were no impairments of goodwill or intangibles in the year end December 31, 2021.

Depreciation and amortization increased by $15.4 million, or 43.9%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase is primarily due to a full year of amortization expense from 2021 acquisitions in the 2022 period compared to only portions of the 2021 period specifically the acquisition of CHP on April 1, 2021 and Centrum on July 1, 2021. Additionally, depreciation expense increased in 2022 due to depreciation related to capitalized software projects completed in the past year.

Interest expense increased $5.6 million, or 77.3%, for the year ended December 31, 2022 as compared to the same period in 2021 due to increased borrowings on the credit agreement we entered into March 1, 2021.

Income tax expense was $3.7 million for the year ended December 31, 2022 as compared to the $26.5 million income tax benefit for the year ended December 31, 2021. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. The expense for the year ended December 31, 2022 largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. The overall tax benefit recognized during the year ended December 31, 2021 primarily relates to adjustments to the valuation allowance for federal and state deferred tax assets, as well as the effect of deferred taxes recorded as part of business combination accounting for the BND, Zipnosis, and CHP acquisitions

2021 Compared to 2020

Total revenue increased by $1.0 billion, or 193.9%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was largely driven by an increase in our Medicare Advantage consumers of approximately 55,000 consumer lives, or 88.7%, through both organic and inorganic growth. The year ended December 31, 2021 also included $781.8 million from the acquisitions of PMA, Zipnosis, CHP and Centrum and a full year of BND, which was acquired on April 30, 2020. These acquisitions were the primary driver of the increase in service revenue contributing $23.8 million for the year ended December 31, 2021. In addition, investment income increased due to unrealized gains from investments in equity securities of $80.2 million.

Medical costs increased by $842.2 million, or 186.4% for the year ended December 31, 2021 as compared to the same period in 2020. The increase in medical costs was driven by an increase in consumers through both organic growth in our

Bright HealthCare business and inorganic growth attributable to the acquisitions of PMA, CHP and Centrum, as well as a full year of BND. We also experienced an increase in medical costs from COVID-19 during the year ended December 31, 2021.

Operating costs increased by $302.4 million, or 134.4%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase in operating costs was primarily due to increased marketing and selling expenses and increased compensation and benefit costs driven by an increase in employees and an increase in share-based compensation costs.

Operating cost ratio of 34.9% for the year ended December 31, 2021 improved 880 basis points as compared to the same period in 2020. This was primarily due to operating costs increasing at a slower rate than revenue increases as the Company grew.

Depreciation and amortization increased by $26.8 million, or 322.8%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to an increase in amortization expense resulting from intangible assets acquired in the PMA, Zipnosis, CHP, and Centrum acquisitions, for which there were no comparable amounts in 2020 as well as the full year of amortization expense of the intangible assets acquired as part of the BND acquisition on April 30, 2020.

Income tax benefit was $26.5 million and $9.2 million for the years ended December 31, 2021 and 2020 respectively. The overall tax benefit recognized during the year ended December 31, 2021 was primarily related to adjustments to the valuation allowance for federal and state deferred tax assets, as well as the effect of deferred taxes recorded as part of business combination accounting for the BND, Zipnosis, and CHP acquisitions. The overall tax benefit recognized during the year ended December 31, 2020 was primarily due to the tax impact of goodwill and intangible assets acquired as part of the BND acquisition in 2020.

Bright HealthCare
(in thousands)	Year Ended December 31,
Statements of income (loss) and operating data:	2022	2021	2020

Revenue:
Premium revenue	1,652,045	1,297,273	480,112
Investment income (loss)	410	(80)	8,468
Total revenue	1,652,455	1,297,193	488,580
Operating expenses
Medical costs	1,550,934	1,262,407	454,858
Operating costs	187,636	189,648	75,879
Goodwill impairment	70,017	—	—
Depreciation and amortization	17,702	14,245	1,477
Total operating expenses	1,826,289	1,466,300	532,214
Operating loss	$(173,834)	$(169,107)	$(43,634)
Medical Cost Ratio (MCR)	93.9%	97.3%	94.7%

2022 Compared to 2021

Premium revenue increased by $355.3 million, or 27.4%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase was driven by favorable premium rates and an increase in consumer lives of approximately 15,000 year over year. Additionally, the increase is attributable to a full year of revenue from our acquisition of CHP, which occurred on April 1, 2021

Medical costs increased by $288.5 million, or 22.9%, for the year ended December 31, 2022 as compared to the same period in 2021. The impact of COVID-19 increased our medical costs $36.4 million and $59.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in medical costs was primarily driven by an increase in members, partially offset by favorable medical cost rates. Additionally, the increase is attributable to a full year of medical costs from our acquisition of CHP, which occurred on April 1, 2021

Our MCR of 93.9% for the year ended December 31, 2022 decreased 340 basis points as compared to the same period in 2021. Our California Medicare Advantage operations achieved a MCR of 92.0%, excluding prior period claims; this metric excludes the MA markets that we have exited as of December 31, 2022. Our MCR for the year ended December 31, 2022 included a 220 basis point unfavorable impact from COVID-19 related costs as compared to 460 basis point unfavorable impact from COVID-19 included in our MCR for the year ended December 31, 2021.

Operating costs decreased by $2.0 million, or 1.1%, for the year ended December 31, 2022 as compared to the same period in 2021. Operating costs remained relatively flat year over year due to increases in costs as a result of consumer growth and compensation and benefit costs that were offset by the release of the PDR.

We recognized a $70.0 million non-cash impairment of goodwill during the year ended December 31, 2022 which was primarily driven by an increase in the discount rate due to higher interest rates and other market factors.

Depreciation and amortization increased by $3.5 million, or 24.3%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily due to a full year of amortization expense of the intangible assets acquired in the CHP acquisition that occurred on April 1, 2021.

2021 Compared to 2020

Premium revenue increased by $817.2 million, or 170.2%, for the year ended December 31, 2021 as compared to the same period in 2020. The year ended December 31, 2021 included $679.1 million of revenue from our acquisition of CHP on April 1, 2021, and the impact of a full year of revenue from BND, which was acquired on April 30, 2020. We also experienced volume increases due to organic growth.

Medical costs increased by $807.5 million, or 177.5%, for the year ended December 31, 2021 as compared to the same period in 2020. For the years ended December 31, 2021 and 2020, the impact of COVID-19 increased our medical costs by $59.4 million and $30.2 million, respectively. The increase in 2021 is also due to an increase in consumers driven by organic growth, unfavorable medical cost rates and inorganic growth as a result of the acquisition of CHP.

Our MCR of 97.3% for the year ended December 31, 2021 increased 260 basis points as compared to the same period in 2020. Our MCR for the year ended December 31, 2021 included a 460 basis point unfavorable impact from COVID-19. Our MCR for the year ended December 31, 2020 included a 630 basis point unfavorable impact from COVID-19 costs. Our MCR for the year ended December 31, 2021, was also impacted by an increase in medical costs from product mix as a result of a full year of activity from BND and the acquisition of CHP.

Operating costs increased by $113.8 million, or 149.9%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase in operating costs was primarily a result of higher compensation and benefit costs driven by an increase in employees to support the growing business. Additionally, operating costs increased from a full year of operating costs related to BND and the CHP acquisition.

Depreciation and amortization increased by $12.8 million, or 864.5%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to a full year of amortization expense of the intangible assets acquired in the BND acquisition as well as nine months of amortization expense of the intangible assets acquired in the CHP acquisition.

Consumer Care
($ in thousands)	Year Ended December 31,
Statements of income (loss) data:	2022	2021	2020

Revenue:
Premium revenue	$1,141,936	$338,391	$7,793
Direct Contracting revenue	654,087	—	—
Service revenue	48,013	42,469	29,354
Investment income (loss)	(55,429)	80,314	—
Total revenue	1,788,607	461,174	37,147
Operating expenses
Medical costs	1,844,578	432,318	—
Operating costs	191,702	125,444	43,959
Goodwill impairment	1,208	—	—
Intangible assets impairment	42,611	—	—
Depreciation and amortization	24,252	18,333	1,895
Total operating expenses	2,104,351	576,095	45,854
Operating loss	$(315,744)	$(114,921)	$(8,707)

2022 Compared to 2021

Consumer Care premium revenue increased by $803.5 million, or 237.5%. for the year ended December 31, 2022 as compared to the same period in 2021. The increase in premium revenue is primarily due to the full risk transfer for a portion of our commercial business in Florida and Texas to our Consumer Care segment. Also contributing to the increase is the full year of revenue from Centrum, acquired on July 1, 2021.

We began participating in the DC Model beginning in January 2022 through two DCEs aligned with our Consumer Care business. Direct Contracting revenue was $654.1 million for the year ended December 31, 2022. This revenue was attributable to the alignment of beneficiaries to our DCE entities, which numbered approximately 46,000 at December 31, 2022.

Service Revenue increased by $5.5 million, or 13.1%, for the year ended December 31, 2022 as compared to the same period in 2021. The acquisition of Zipnosis on March 31, 2021 contributed to the year-over-year increase in service revenue.

We had investment loss of $55.4 million for the year ended December 31, 2022 as compared to investment income of $80.3 million for the year ended December 31, 2021. The investment income and loss in both periods was due to gains and losses on equity securities. As of December 31, 2022 we hold no equity securities, so we do not expect investment income or losses within the Consumer Care segment going forward.

Medical costs increased by $1.4 billion, or 326.7%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase in medical costs was primarily driven by an increase in patient lives as a result of the Centrum acquisition, new market expansion and our participation in Direct Contracting beginning in January 2022.

Operating costs increased $66.3 million, or 52.8%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase in operating costs was primarily due to higher compensation and benefit costs as a result of more employees and outsourced vendor fees in support of consumer growth. In addition, the year ended December 31, 2022 included two additional quarters of costs from Centrum as a result of the acquisition on July 1, 2021.

We recognized $42.6 million of intangible assets impairment during the year ended December 31, 2022, which related to a full impairment of Centrum’s reacquired contract with Bright HealthCare Florida as a result of our decision to no longer offer Commercial products for the 2023 plan year. We also recognized a $1.2 million goodwill disposition during the year ended December 31, 2022.

Depreciation and amortization increased $5.9 million, or 32.3%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily due to the full year of amortization expense resulting from intangible assets acquired as part of the Centrum acquisition, which occurred on July 1, 2021.
2021 Compared to 2020

Premium revenue increased by $330.6 million, or 4,242.2%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase in premium revenue for the year ended December 31, 2021 includes $262.4 million of premium revenue from the acquisitions of PMA and Centrum, as well as an organic increase in patient lives.

Service revenue increased by $13.1 million, or 44.7%, for the year ended December 31, 2021 as compared to the same period in 2020. The acquisitions of PMA, Zipnosis and Centrum contributed $23.7 million to the year-over-year increase in service revenue.

Investment income was $80.3 million for the year ended December 31, 2021 due to unrealized gains on equity securities acquired in 2021. Our Consumer Care business did not hold any investments during the year ended December 31, 2020.

Medical costs were $432.3 million for the year ended December 31, 2021, which were primarily driven by an increase in patient lives as a result of the PMA and Centrum acquisitions, as well as organic growth in our value-based arrangements.

Operating costs increased by $81.5 million, or 185.4%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to higher compensation and benefit costs as a result of additional employees and outsourced vendor fees in support of consumer growth, as well as costs from the PMA, Zipnosis and Centrum acquisitions.

Depreciation and amortization increased by $16.4 million for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to amortization expense of $15.9 million resulting from intangible assets acquired for which there were no comparable amounts in 2020.

Discontinued Operations
($ in thousands)	Year Ended December 31,
Statements of income (loss) data:	2022	2021	2020

Revenue:
Premium revenue	$3,998,622	$2,512,384	$692,433
Service revenue	147	232	—
Investment income (loss)	(41,221)	3,740	—
Total revenue	3,957,548	2,516,356	692,433
Operating expenses
Medical costs	3,732,755	2,659,516	595,382
Operating costs	883,318	710,934	184,271
Restructuring costs	50,704	—	—
Goodwill impairment	4,147	—	—
Intangible assets impairment	6,720	—	—
Depreciation and amortization	145	435	—
Total operating expenses	4,677,789	3,370,885	779,653
Operating loss	$(720,241)	$(854,529)	$(87,220)
Medical Cost Ratio (MCR)	93.4%	105.9%	86.0%

In October 2022, we announced that we will no longer offer commercial plans through Bright HealthCare in 2023. As a result, we exited the Commercial marketplace effective December 31, 2022. We determined this exit represented a strategic shift that will have a material impact on our business and financial results that requires presentation as discontinued operations. The discontinued operations presentation has been retrospectively applied to all periods presented.

2022 Compared to 2021

Premium revenue increased by $1.5 billion, or 59.2%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase in revenue, was driven by an increase in consumer lives of approximately 410,000 due to organic growth and entry into new markets in 2022 – particularly entry into Texas. The increase was partially offset by increases in risk adjustment of $1.1 billion, inclusive of a $93.1 million increase in risk adjustment based on final settlement of the 2021 risk adjustment payable.

Service revenue was immaterial to the Bright HealthCare – Commercial segment for the years ended December 31, 2022 and 2021.

Investment income for the year ended December 31, 2022 was a loss of $41.2 million compared to income of $3.7 million due to a $67.7 million impairment of our available-for-sale securities portfolio resulting from our conclusion, as of December 31, 2022, that it was more likely than not that we would have to sell some of the securities before recovering the amortized cost basis due to our decision to exit the commercial business. This impairment is related to the decrease in the fair value of debt securities primarily driven by an increase in market interest rates since the time the securities were purchased.

Medical costs increased by $1.1 billion, or 40.4%, for the year ended December 31, 2022 as compared to the same period in 2021. For the years ended December 31, 2022 and 2021, the impact of COVID-19 increased our medical costs $81.7 million and $148.5 million, respectively. The remaining increase is due to an increase in consumers, partially offset by favorable medical cost rates.

Our MCR of 93.4% for the year ended December 31, 2022 decreased 1,250 basis points compared to the same period in 2021. Our MCR for the year ended December 31, 2022 included a 200 basis point unfavorable impact from COVID-19 costs. Our MCR for the year ended December 31, 2021 included a 590 basis point unfavorable impact from COVID-19 costs. The decrease in MCR in 2022 compared to 2021, was primarily due to improved utilization and care management as well as the risk transfer agreement with our Consumer Care segment for the Florida and Texas markets.

Operating costs increased by $172.4 million, or 24.2%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase in operating costs was driven by increases in operating costs from new market entry and increased marketing and selling expenses, partially offset by a net release of $93.4 million of PDR.

We recognized $50.7 million of restructuring costs for the year ended December 31, 2022 for employee termination benefits, contract termination costs and long-lived asset impairments incurred in relation to the actions we have taken to restructure the Company’s workforce and reduce expenses based on our updated business model. There were no restructuring costs in the year ended December 31, 2021.

We recognized non-cash impairments of goodwill and intangible assets of $4.1 million and $6.7 million, respectively, for the year ended December 31, 2022, as a result of our decision to exit the Commercial market for the 2023 plan year.

Depreciation and amortization was immaterial to the Bright HealthCare – Commercial segment for the years ended December 31, 2022 and 2021.

2021 Compared to 2020

Premium revenue increased $1.8 billion, or 262.8%, for the year ended December 31, 2022 compared to the same period in 2021. The increase in revenue was driven by an increase in consumer lives of approximately 520,000 due to organic growth and inorganic growth from the acquisition of THNM, as well as higher net premium rates in certain markets and plan mix, which were partially offset by an increase in risk adjustment payables.

Medical costs increased by $2.1 billion, or 346.7%, for the year ended December 31, 2021 as compared to the same period in 2020. For the years ended December 31, 2021 and 2020, the impact of COVID-19 increased our medical costs by $148.5 million and $16.4 million, respectively. The increase in 2021 is also due to an increase in consumers driven by organic growth, unfavorable medical cost rates and inorganic growth as a result of acquisitions

Our MCR of 105.9% for the year ended December 31, 2021 increased 1,990 basis points as compared to the same period in 2020. Our MCR for the year ended December 31, 2021 included a 590 basis point unfavorable impact from COVID-19 related costs as compared to a 240 basis point unfavorable impact from COVID-19 related costs in our MCR for the year ended December 31, 2020. Our MCR for the year ended December 31, 2021, was also impacted by an increase in risk adjustment payable.

Operating costs increased by $526.7 million, or 285.8%, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily due to increases in operating costs from new market entry, increased marketing and selling expenses related to the 2021 SEP in our Commercial business and increased compensation and benefit costs driven by an increase in employees. In addition, the year ended December 31, 2021 also includes $93.4 million of premium deficiency reserve expense due to expected future losses in certain markets in 2022, as well as increased operating costs from the acquisition of THNM.

Depreciation and amortization was immaterial to the Bright HealthCare – Commercial segment for the years ended December 31, 2021 and 2020.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for geographic and service offering expansion, acquisitions, and other general corporate purposes. We have historically funded our operations and acquisitions primarily through the sale of preferred stock and sales of our common stock.

We believe that existing cash on hand, investments and amounts available under our Credit Agreement described below may not be sufficient to satisfy our anticipated cash requirements for the next twelve months for items such as risk adjustment payable associated with the IFP business we are exiting, medical costs payable, accounts payable and other current liabilities. We are evaluating additional capital sources through other strategic opportunities to ensure we have the liquidity to satisfy these obligations. The Company is actively engaged with the Board of Directors and outside advisors to evaluate additional financing. However, the Company may not be able to obtain financing on acceptable terms, as any potential financing will be subject to market conditions that are not within the Company’s control.

As of December 31, 2022, we had $1.9 billion in cash and cash equivalents, $290.9 million in short-term investments and $849.1 million long-term investments on the Consolidated Balance Sheet. As of December 31, 2021, we had $1.1 billion in cash and cash equivalents, $193.8 million in short-term investments and $675.2 million long-term investments. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of December 31, 2022, we had non-regulated cash and cash equivalents of $275.5 million and short-term investments of $1.6 million. As of December 31, 2021, we had non-regulated cash and cash equivalents of $76.3 million and short-term investments of $121.5 million.

As of December 31, 2022, we had regulated insurance entity cash and cash equivalents of $1.7 billion, short-term investments of $289.3 million and long-term investments of $849.1 million. As of December 31, 2021, we had regulated insurance entity cash and cash equivalents of $984.9 million, short-term investments of $72.4 million and long-term investments of $675.2 million.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The Company declared no dividends from the regulated insurance entities to the parent company during the year ended December 31, 2022, and declared two dividends during 2021. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. As of December 31, 2022 and 2021, $42.1 million and $398.5 million, respectively, was held in risk-based capital and surplus at regulated insurance legal entities. We are out of compliance with the minimum levels for certain of our regulated insurance legal entities.

Indebtedness

On August 2, 2021, the Credit Agreement was amended to change the definition of “Qualified IPO” by reducing the net proceeds required to be received by the Company from $1.0 billion to $850.0 million (the “Amendment”). In addition, prior to such amendment, the Credit Agreement contained a covenant that required the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00 prior to a Qualified IPO, and (b) 0.30 to 1.00 after a Qualified IPO. The Amendment changed this covenant by removing the increase in the ratio after a Qualified IPO such that the Company is now required to maintain a total debt to capitalization ratio of 0.25 to 1.00. On August 4, 2021, we elected to extend the maturity date of the Credit Agreement from February 28, 2022 to February 28, 2024. As of December 31, 2022, we had $303.9 million borrowed on the Credit Agreement at an effective annual interest rate of 8.41% as well as $46.1 million of outstanding, undrawn letters of credit under the Credit Agreement, which reduce the amount available to borrow. Further to the undrawn letters of credit under the Credit Agreement, we had an additional $7.5 million of unused letters of credit as of December 31, 2022.

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

On March 1, 2023, the Company disclosed that that during the First Quarter of 2023, the Company breached the minimum liquidity covenant of the Credit Agreement. The Company entered into a limited waiver and consent (the “Waiver”) under the Credit Agreement, which, among other matters, provides for a temporary waiver for the period from January 25, 2023 through April 30, 2023 (the “Waiver Period”) of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement. During the Waiver Period, the Company will be subject to a minimum liquidity covenant of not less than $75 million until March 3, 2023, and not less than $85 million thereafter until the end of the Waiver Period. In addition, during the Waiver Period, the Company will not have access to certain negative covenant baskets and will be subject to additional cash-flow and cash balance reporting requirements. Any non-compliance with the covenants under the Credit Agreement or the Waiver may result in the obligations under the Credit Agreement being accelerated.

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

On October 10, 2022, we issued 175,000 shares of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $175.0 million.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by (used in) operating activities	$234,466	$82,059	$(57,238)
Net cash used in investing activities	(429,723)	(552,892)	(689,742)
Net cash provided by financing activities	1,066,368	1,043,641	712,441
Net increase (decrease) in cash and cash equivalents	$871,111	$572,808	$(34,539)
Cash and cash equivalents at beginning of year	1,061,179	488,371	522,910
Cash and cash equivalents at end of year	$1,932,290	$1,061,179	$488,371

Operating Activities

During the year ended December 31, 2022, cash provided by operating activities increased by $152.4 million as compared to the same period in 2021. This was primarily driven by an increase of our risk adjustment payable of $270.6 million as compared to 2021 as well as a $121.6 million year over year reduction in cash used for the purchase of other current assets. The increases were partially offset by more timely payment of our medical cost liabilities resulting in a reduction of cash generated from medical costs payable and an increase in our net loss.

During the year ended December 31, 2021, net cash provided by operating activities was $82.1 million as compared to $57.2 million cash used in the same period in 2020. This was primarily driven by the increase in consumer growth driving the increased medical costs and risk adjustment payables, as well as accounts payables and other liabilities, and increased medical costs in the MA business driven by a full year of activity from BND and the acquisition of CHP. These increases were partially offset by an increase in our net loss.

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities decreased by $123.2 million as compared to the same period in 2021. The decrease was primarily attributable to a decrease in cash used in acquisitions partially offset by an increase in the cash used in purchases of investments.

During the year ended December 31, 2021, net cash used in investing activities decreased by $136.9 million as compared to the same period in 2020. The decrease was primarily attributable to a decrease in purchases of investments, net of proceeds from sales, paydowns and maturities of investments which was partially offset by an increase in cash used for acquisitions.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities increased by $22.7 million as compared to the same period in 2021. The increase was due to $920.4 million in preferred stock financing during 2022 as compared to $887.3 million in proceeds from our IPO in 2021.

During the year ended December 31, 2021, net cash provided by financing activities increased by $331.2 million. The increase was due to $887.3 million of proceeds from our IPO in June 2021, offset by $6.7 million of cash paid for IPO offering costs, and a $155.0 million increase in net proceeds from short-term borrowings. These increases were partially offset by a $711.2 million decrease in proceeds from preferred stock financings in 2020, for which there were no similar offerings in 2021.

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

Medical Costs Payable

Medical costs payable includes estimates for the costs of healthcare services consumers have received but for which claims have not yet been received or processed. Depending on the healthcare professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Approximately 80% of claims related to medical care services are known and settled within 90 days from the date of service and substantially all within eighteen to twenty-four months.

In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2022, 2021, and 2020 included unfavorable medical cost development related to prior years of $7.5 million, $3.5 million and $6.9 million, respectively. Depending on the healthcare professional and type of service, the typical billing lag for services can be at least 90 days from the date of service.

In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, for the most recent months, we estimate claim costs incurred by applying observed medical cost trend factors to the average per consumer (member) per month (“PMPM”) medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors.

Completion Factors: A completion factor measures the percentage of paid claims completion relative to an estimate of the total expected ultimate claims at a given point in time for medical services incurred in a given month. Completion factors are the most significant assumptions used in developing our estimate of medical costs payable. For periods prior to the three most recent months, completion factors are typically more complete and deemed credible for reliance in estimating unpaid medical claims. For the most recent three months, the completion factors are deemed less credible for reliance, and estimates of incurred claims are derived from prior incurred medical PMPM claims experience and adjusted as appropriate for other considerations such as seasonality, to arrive at forecasted incurred PMPM medical costs to generate estimates of ultimate incurred claims for the most recent three months. In certain instances, when there is unusual disruption to claims processing, such as for CHP and BND during 2022, it may be warranted to apply PMPM overrides to completion factors exceeding the 75% threshold when it appears they may be overstating completion when a review of the claim processing indicates a backlog has been building, and the completion factors may be overstating completion.

The following table illustrates the sensitivity of the completion factors and the estimated potential impact on our medical costs payable estimates as of December 31, 2022:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) in Medical Costs Payable
(in thousands)
(3.00)%	$22,218
(2.00)%	14,661
(1.00)%	7,256
1.00%	(7,113)
2.00%	(14,086)
3.00%	(20,924)

The completion factors analysis above includes a wide range of possible outcomes based on the early stage of development, combined with strong growth, that may drive additional volatility. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2022; however, actual claim payments may differ from established estimates as discussed above.

Assuming a hypothetical 1% difference between our December 31, 2022 estimates of continuing operations medical costs payable and actual continuing operations medical costs payable net earnings would have increased or decreased by approximately $4.1 million.

See Note 2 and Note 10 in the Notes to Consolidated Financial Statements for additional detail on our medical costs payable.

Risk Adjustment

The risk adjustment programs in our MA line of business in our continuing operations and our IFP line of business in our discontinued operations, are designed to mitigate the potential impact of adverse selection and provide stability for health insurers.

Continuing operations: In the MA risk adjustment program, each consumer is assigned a risk score based on their demographic and prior year medical encounters information submitted to CMS that reflects the consumer’s predicted health costs based on the CMS risk adjustment methodology. Plans receive higher payments for consumers with higher risk scores than consumers with lower risk scores. As of December 31, 2022 the MA risk adjustment receivable was $1.2 million.

Discontinued operations: Under the individual and small group risk adjustment program, each plan is assigned a risk score based upon demographic and current year medical encounters information that is submitted to CMS for its consumers and calculated based on the CMS risk adjustment methodology. Plans with a plan level risk score that is lower than the State average risk scores will generally pay into the pool, while plans with a plan level risk score higher than State average risk scores will generally receive distributions. As of December 31, 2022 the IFP risk adjustment payable was $1.9 billion.

For IFP, we utilize external sources to help determine market risk scores, and we estimate the amount of risk adjustment payable or receivable based upon the processed claims and medical diagnosis data submitted and expected to be submitted to CMS. We refine our estimate as new information becomes available.

Goodwill

Historically, we test goodwill for impairment annually at the beginning of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We test for goodwill impairment at the reporting unit level. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic trends, industry and market factors, cost factors, changes in overall financial performance, and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we perform a test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value of the reporting unit is greater than its carrying value, no goodwill impairment is recognized. If the fair value of the reporting unit is less than its carrying value, we recognize an impairment equal to the difference between the carrying value of the reporting unit and its calculated fair value.

For our two reporting units within our continuing operations, Bright HealthCare and Consumer Care, we estimate the fair values of our reporting units using a combination of discounted cash flows and comparable market multiples. For the one reporting unit within our discontinued operations, Bright HealthCare - Commercial, we estimate the fair value of the reporting unit using discounted cash flows. Our estimation methodology includes assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about revenue growth rates, operating margins, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. Underperformance to the financial projections used in the impairment analysis could negatively impact the fair value of our reporting units. Additionally, the passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future.
We determined that our decision to exit the Commercial markets and the decrease in our enterprise market capitalization due to a decrease in the price of our common stock, represented events that indicated the carrying values of our reporting units may not be recoverable. As such, we performed an interim impairment test as of September 30, 2022. We estimated the fair values of our reporting units using a combination of discounted cash flows and comparable market multiples, which include assumptions about a wide variety of internal and external factors. As a result of our interim impairment test, we recognized a non-cash impairment loss of $70.0 million in our Bright HealthCare reporting unit. The impairment of our Bright HealthCare reporting unit was primarily driven by an increase in the discount rate, which was impacted by higher interest rates and other market factors. We estimated the fair value of our, now discontinued, Bright HealthCare – Commercial reporting unit using an adjusted balance sheet approach as a result of our decision to exit the Commercial business for the 2023 plan year. We recognized a $4.1 million non-cash impairment loss related to our Bright HealthCare – Commercial reporting unit, which represented all of the goodwill associated with the Bright HealthCare – Commercial reporting unit.

Given the proximity of our interim impairment measurement date (last day of our fiscal third quarter - September 30, 2022) to our annual goodwill impairment measurement date (first day of our fiscal fourth quarter - October 1, 2022), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our reporting units was less than the carrying value. As material changes in the business that occurred during the valuation procedures but subsequent to our interim impairment measurement date were taken into consideration during our interim impairment assessment, we concluded that there would be no reasonable expectation of changes in estimates or the reporting unit fair values and carrying values between our interim impairment and annual impairment measurement dates.

As of December 31, 2022, we recognized a $1.2 million goodwill disposition related to our Consumer Care reporting unit. Additionally, we determined that the sustained decline in our stock price triggered a qualitative assessment of our goodwill to determine if it was more likely than not that the fair value of our reporting units were less than their respective carrying values. Through our assessment of our reporting units, we concluded that it was not more likely than not that the fair value of our reporting units were less than their respective carrying values as of December 31, 2022. We will continue to closely monitor the operational performance of our reporting units as it relates to goodwill impairment.

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

Interest Risk

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. We invest in a professionally managed portfolio of securities, which includes debt securities of publicly traded companies, obligations of the U.S. government, domestic government agencies, and state and political subdivisions. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies and other factors outside of our control. Assuming a hypothetical and immediate 1% increase in interest rates across the entire U.S. Treasury curve at December 31, 2022, the aggregate market value decrease to our regulated and unregulated portfolios would be approximately $33.4 million.

Bright Health Group, Inc. and Subsidiaries
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bright Health Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Health Group, Inc. and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in redeemable preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2023 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of operating losses and insufficient cash flow to meet its obligations, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Incurred but not Reported (IBNR) Claim Liability – Refer to Notes 2 and 10 to the Financial Statements

Critical Audit Matter Description

Medical costs payable includes the Company’s estimates for the costs of healthcare services consumers have received but for which claims have not yet been received or processed. The IBNR claims are developed using an actuarial process that requires management to make judgments. These judgments include applying observed medical cost trend factors to the average per consumer (member) per month (“PMPM”) medical costs as well as using completion factors that include judgments related to the percentage of paid claims completion relative to an estimate of the total expected ultimate claims at a given point in time.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to IBNR included the following, among others:

•We tested the effectiveness of controls over management’s estimate of the IBNR claim liability balance, including controls over the judgements made in the actuarial estimation process, as well as controls over the claims data used in the estimation process.

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

–Performing a retrospective review comparing management’s prior year estimate of IBNR to claims processed in 2022 with dates of service in 2021 or prior to identify potential bias in the determination of the IBNR claims liability.

Affordable Care Act (ACA) Risk Adjustment – Refer to Notes 2 and 4 to the Financial Statements

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

Goodwill – Refer to Notes 2, 3, and 8 to the Financial Statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of discounted cash flows and comparable market multiples. The determination of fair value using discounted cash flows requires management to make significant estimates and assumptions related to forecasts of revenue growth rates, profit margins, and discount rates. The determination of fair value using comparable market multiples requires management to make significant assumptions related to revenue multiples, including the determination of an appropriate group of peer companies. In 2022, the Company recognized an impairment of goodwill primarily due to an increase in interest rates and other market factors, as well as the Company’s decision to exit its Commercial business effective December 31, 2022.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Goodwill included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of its reporting units and development of management’s forecasts.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 16, 2023

We have served as the Company's auditor since 2020.

Bright Health Group, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$466,325	$289,283
Short-term investments	13,206	144,477
Accounts receivable, net of allowance of $6,098 and $3,417, respectively	73,605	98,882
Direct contracting performance year receivable	99,181	—
Current assets of discontinued operations (Note 4)	2,783,474	1,027,345
Prepaids and other current assets	134,843	100,213
Total current assets	3,570,634	1,660,200
Other assets:
Long-term investments	5,401	18,608
Property, equipment and capitalized software, net	42,596	38,344
Goodwill	760,078	830,992
Intangible assets, net	249,083	336,995
Long-term assets of discontinued operations (Note 4)	—	668,695
Other non-current assets	37,260	44,505
Total other assets	1,094,418	1,938,139
Total assets	$4,665,052	$3,598,339
Liabilities, Redeemable Noncontrolling Interests, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$411,753	$263,187
Accounts payable	67,854	57,888
Unearned revenue	242	2,585
Short-term borrowings	303,947	155,000
Current liabilities of discontinued operations (Note 4)	2,783,474	1,696,040
Other current liabilities	121,424	108,849
Total current liabilities	3,688,694	2,283,549
Other liabilities	36,673	41,263
Total liabilities	3,725,367	2,324,812
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	219,758	128,407
Redeemable Series A preferred stock, $0.0001 par value; 750,000 and — shares authorized in 2022 and 2021, respectively; 750,000 and — shares issued and outstanding in 2022 and 2021, respectively	747,481	—
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2022 and 2021, respectively; 175,000 and — shares issued and outstanding in 2022 and 2021, respectively	172,936	—
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2022 and 2021; 630,271,508 and 628,622,872 shares issued and outstanding in 2022 and 2021, respectively	63	63
Additional paid-in capital	2,972,271	2,861,243
Accumulated deficit	(3,156,395)	(1,700,851)
Accumulated other comprehensive (loss) income	(4,429)	(3,335)
Treasury stock, at cost, 2,522,148 shares at December 31, 2022 and 2021	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(200,490)	1,145,120
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$4,665,052	$3,598,339
See accompanying Notes to Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Premium revenue	$1,764,949	$1,390,330	$487,905
Direct Contracting revenue	654,087	—	—
Service revenue	48,013	42,469	18,514
Investment income (loss)	(55,019)	80,234	8,468
Total revenue	2,412,030	1,513,033	514,887
Operating expenses:
Medical costs	2,206,243	1,294,158	451,918
Operating costs	632,030	527,453	225,063
Restructuring charges	31,739	—	—
Goodwill impairment	71,225	—	—
Intangible assets impairment	42,611	—	—
Depreciation and amortization	50,430	35,049	8,289
Total operating expenses	3,034,278	1,856,660	685,270
Operating loss	(622,248)	(343,627)	(170,383)
Interest expense	12,821	7,230	—
Other income	(784)	(1,226)	—
Loss from continuing operations before income taxes	(634,285)	(349,631)	(170,383)
Income tax expense (benefit)	3,680	(26,521)	(9,161)
Net loss from continuing operations	(637,965)	(323,110)	(161,222)
Loss from discontinued operations, net of tax (Note 4)	(721,915)	(855,255)	(87,220)
Net loss	(1,359,880)	(1,178,365)	(248,442)
Net earnings from continuing operations attributable to noncontrolling interests	(95,664)	(6,497)	—
Series A preferred stock dividend accrued	(37,889)	—	—
Series B preferred stock dividend accrued	(1,798)	—	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(1,495,231)	$(1,184,862)	$(248,442)

Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders
Continuing operations	$(1.23)	$(0.84)	$(1.18)
Discontinued operations	(1.15)	(2.18)	(0.64)
Basic and diluted loss per share	(2.38)	(3.02)	(1.82)

Basic and diluted weighted-average common shares outstanding	629,459	392,243	136,193
See accompanying Notes to Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net loss	$(1,359,880)	$(1,178,365)	$(248,442)
Other comprehensive (loss) income:
Unrealized investment holding gains (losses) arising during the year, net of tax of $—, $—, and $—, respectively	(5,267)	(6,163)	1,556
Less: reclassification adjustments for investment gains (losses), net of tax of $—, $—, and $—, respectively	(4,173)	(402)	112
Other comprehensive (loss) income	(1,094)	(5,761)	1,444
Comprehensive loss	(1,360,974)	(1,184,126)	(246,998)
Comprehensive income attributable to noncontrolling interests	(95,664)	(6,497)	—
Comprehensive loss attributable to Bright Health Group, Inc. common shareholders	$(1,456,638)	$(1,190,623)	$(246,998)
See accompanying Notes to Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	119,222	871,990	135,509	$14	$3,184	$(267,547)	$982	$—	$(263,367)

Net loss	—	—	—	—	—	(248,442)	—	—	(248,442)
Issuance of preferred stock	45,023	809,025	—	—	—	—	—	—	—
Issuance of common stock	—	—	2,154	—	1,241	—	—	—	1,241
Share-based compensation	—	—	—	—	5,452	—	—	—	5,452
Other comprehensive gain	—	—	—	—	—	—	1,444	—	1,444
Balance at December 31, 2020	164,245	1,681,015	137,663	$14	$9,877	$(515,989)	$2,426	$—	$(503,672)

Net loss	—	—	—	—	—	(1,184,862)	—	—	(1,184,862)
Issuance of preferred stock	3,487	134,944	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(167,732)	(1,815,959)	427,897	43	1,815,916	—	—	—	1,815,959
Issuance of common stock	—	—	14,235	1	86,390	—	—	—	86,391
Sale of common stock from IPO, net of offering costs	—	—	51,350	5	880,637	—	—	—	880,642
Share-based compensation	—	—	—	—	68,423	—	—	—	68,423
Other comprehensive loss	—	—	—	—	—	—	(5,761)	—	(5,761)
Return of common stock from escrow settlement	—	—	(2,522)	—	—	—	—	(12,000)	(12,000)
Balance at December 31, 2021	—	—	628,623	63	$2,861,243	$(1,700,851)	$(3,335)	$(12,000)	$1,145,120

Net loss	—	—	—	—	—	(1,455,544)	—	—	(1,455,544)
Issuance of Series A preferred stock	750	747,481	—	—	—	—	—	—	—
Issuance of Series B preferred stock	175	172,936	—	—	—	—	—	—	—
Issuance of common stock	—	—	1,649	—	1,315	—	—	—	1,315
Share-based compensation	—	—	—	—	109,713	—	—	—	109,713
Other comprehensive loss	—	—	—	—	—	—	(1,094)	—	(1,094)
Balance at December 31, 2022	925	$920,417	630,272	$63	$2,972,271	$(3,156,395)	$(4,429)	$(12,000)	$(200,490)
See Notes to Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(1,359,880)	$(1,184,862)	$(248,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50,575	35,484	8,289
Impairment of intangible assets	49,331	—	—
Impairment of goodwill	75,372	—	—
Share-based compensation	109,713	68,423	5,452
Deferred income taxes	2,027	(25,654)	—
Unrealized loss (gain) on equity securities	55,449	(80,231)	—
Impairment of investments	67,723	—	—
Other, net	24,163	20,254	2,667
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	28,787	(32,941)	24,631
Direct Contracting performance year receivable	(99,181)	—	—
Other assets	(21,832)	(143,463)	(44,061)
Medical cost payable	279,563	475,461	78,591
Risk adjustment payable	1,012,720	742,075	100,974
Accounts payable and other liabilities	2,696	192,611	(3,962)
Unearned revenue	(42,760)	14,902	18,623
Net cash provided by (used in) operating activities	234,466	82,059	(57,238)
Cash flows used in investing activities:
Purchases of investments	(1,457,444)	(1,017,588)	(916,823)
Proceeds from sales, paydown, and maturities of investments	1,055,479	926,901	463,887
Purchases of property and equipment	(27,448)	(30,414)	(6,474)
Business acquisitions, net of cash acquired	(310)	(431,791)	(230,332)
Net cash used in investing activities	(429,723)	(552,892)	(689,742)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	920,417	—	711,200
Proceeds from issuance of common stock	1,315	11,390	1,241
Proceeds from short-term borrowings	303,947	355,000	—
Repayments of short-term borrowings	(155,000)	(200,000)	—
Payments for debt issuance costs	—	(3,391)	—
Distribution to noncontrolling interest holders	(4,311)	—	—
Proceeds from IPO	—	887,328	—
Payments for IPO offering costs	—	(6,686)	—
Net cash provided by financing activities	1,066,368	1,043,641	712,441
Net increase (decrease) in cash and cash equivalents	871,111	572,808	(34,539)
Cash and cash equivalents of continuing and discontinued operations– beginning of year	1,061,179	488,371	522,910
Cash and cash equivalents of continuing and discontinued operations– end of year	$1,932,290	$1,061,179	$488,371
Supplemental disclosures of cash flow information:
Changes in unrealized gain (loss) on available-for-sale securities in OCI	$(1,094)	$(5,761)	$1,444
Cash paid for interest	10,303	4,592	—
Supplemental schedule of non-cash activities:
Redeemable convertible preferred stock issued for acquisitions	$—	$134,944	$97,825
Contingent consideration	332	(4,221)	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	1,815,916	—
See Notes to Consolidated Financial Statements

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND OPERATIONS

Organizational Structure: Bright Health Group, Inc. and subsidiaries (collectively, “Bright Health,” “we,” “our,” “us,” or the “Company”) was founded in 2015 to transform healthcare. Our mission of Making Healthcare Right. Together. is built upon the belief that by aligning the best local resources in healthcare delivery with the financing of care we can drive a superior consumer experience, optimize clinical outcomes, reduce systemic waste, and lower costs. We are a healthcare company building a national Integrated System of Care in close partnership with our Care Partners. Our differentiated approach is built on alignment, focused on the consumer, and powered by technology. We have two market facing businesses: our Consumer Care business and Bright HealthCare. Consumer Care provides care delivery and value-based enablement services through our owned and affiliated clinics. Bright HealthCare offers Medicare health plan products across the nation.

Beginning January 1, 2022, two Direct Contracting Entities (“DCEs”) aligned with our Consumer Care segment began participating in the Centers for Medicare and Medicaid Services' (“CMS”) Global and Professional Direct Contracting model (“DC Model”). Both DCEs assume full risk for the total cost of care of aligned beneficiaries.

In October 2022, we announced that Bright HealthCare will no longer offer Commercial products in 2023 or offer MA products outside of California. We have presented our Commercial business within discontinued operations for all periods presented within the consolidated financial statements. See Note 4, Discontinued Operations, for further discussion of discontinued operations.

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

Revenue Recognition: Premium revenue includes revenue derived from insurance contracts of Bright HealthCare, within the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 944, Financial Services - Insurance, as well as revenue earned by our Consumer Care business under capitated agreements recorded in accordance with ASC 606, Revenue from Contracts With Customers. Premium revenue is recognized in the period for which services are covered. Individual policies can be terminated by a consumer without advance notice to the Company. Consumers that have unpaid premium balances for the coverage period are subject to certain termination requirements depending on whether the premium is subsidized or nonsubsidized by CMS. The Company estimates the portion of unpaid balances that will not be collected from consumers and records an allowance accordingly.

We record adjustments for changes to the risk adjustment balances for individual policies in premium revenue. The risk adjustment program adjusts premiums based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses as reported throughout the year. Under the risk adjustment program, a risk score is assigned to

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

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

Premium revenue under the MA program includes CMS monthly premiums that are risk adjusted based on CMS defined formulas using consumer demographics and hierarchical condition category codes (“HCC risk scores”) calculated based on historical data submitted to CMS on a lagged basis. Risk Adjustment Factor-related (“RAF”) premiums settle between CMS and the Company during both a midyear and final reconciliation process. Due to the lagged nature of the reconciliation and settlement, RAF-related premiums are estimated based on the lagged information that we submitted to CMS. The accuracy of the data submissions to CMS used in the RAF reconciliation are subject to CMS audit under the RADV audits and could result in future adjustments to premiums. As of December 31, 2022 and 2021, our MA risk adjustment receivable was $62.2 million and $75.3 million, respectively, recorded in accounts receivable.

The Company, in conjunction with the MA program, covers prescription drug benefits under the Medicare Prescription Drug Benefit (“Medicare Part D”) program. Premium revenue includes CMS monthly premiums, consumer premium and CMS low-income premium subsidy for our insurance risk coverage. Premiums are recognized ratably over the period in which eligible individuals are entitled to receive covered benefits.

CMS covers 80% of allowed claims costs above the defined standard true out-of-pocket (“TrOOP”) threshold of $7,050 for any individual beneficiary enrolled in a Medicare Advantage plan (“MAO”). The reinsurance calculation is based on the benefit actually offered (i.e. basic or enhanced) and with CMS covering 80% of a member’s drug costs in the catastrophic phase. CMS provides upfront subsidies to MAO’s through a monthly payment in the Monthly Membership Report to cover the estimated cost of federal reinsurance on a per-member-per-month basis. Reinsurance subsidies in excess of federal reinsurance claims are paid back to CMS (a payable). If the MAO does not have enough federal reinsurance revenue to cover the federal reinsurance claims, CMS will pay the shortfall to the MAO.

Our monthly payment from CMS includes prospective subsidies to cover catastrophic reinsurance and low-income cost subsidies, and the Medicare Part D coverage gap discount that the Company must cover at the point-of-sale for prescription drugs. We are not at risk for these portions of the Medicare Part D benefit design. We account for these CMS-provided subsidies and related costs on the Consolidated Balance Sheets and ultimately settle with CMS and pharmaceutical companies during the final Medicare Part D reconciliation subsequent to the plan year. As of December 31, 2022 and 2021, we had receivables of $6.7 million and $24.1 million, respectively, recorded as prepaid and other current assets, and payables of $24.6 million and $9.8 million, respectively, recorded as other current liabilities related to these programs.

Our Medicare Part D premiums are subject to risk sharing with CMS under the risk corridor provisions. The risk corridor provisions compare costs targeted in our annual bid to actual prescription drug costs incurred. Our profit or loss is shared with or covered by CMS depending on the relative position within the risk corridor band. Changes in the risk corridor payable or receivable are recognized in premium revenue. As of December 31, 2022 and 2021, we had a risk corridor payable of $15.2 million and $4.1 million, respectively, included in other current liabilities. We had no material risk corridor receivable as of December 31, 2022 and 2021, respectively. Additionally, our individual policy premiums, MA and Medicare Part D prescription drug plans are subject to MLR requirements under the ACA. Plans with medical loss ratios that fall below certain targets are required to rebate ratable portions of premiums annually. As of December 31, 2022 and 2021, we had MLR rebates payable of $0.5 million and $1.1 million, respectively, which are included in other current liabilities.

As part of our Consumer Care business, we are party to capitation arrangements that generate capitated revenue in the form of a predetermined per member per month fee in exchange for providing all defined healthcare services needed by an eligible member of the health plan, that is the other party to the arrangement. Per ASC 606, Revenue from Contracts With Customers, the capitated revenue and corresponding medical costs are presented gross when we bear the full financial risk for the defined healthcare services and care activities in the fulfillment of our obligation and net when we bear limited financial risk.

We generate service revenue from providing primary care services to patients in our medical clinics. Our service revenues include net patient service revenues that we bill the consumer or their insurance plan on a fee-for-service basis. We recognize revenue as medical services are rendered.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

Unearned Revenue: Payments received prior to the fulfillment of service are recorded as unearned revenue.

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

The estimates for claims incurred but not received (“IBNR”) includes estimates for claims which have not been received or fully processed, are developed using an actuarial process that is consistently applied and centrally controlled. The actuarial models consider factors such as historical submission and payment data, cost trends, customer and product mix, seasonality, utilization of health care services, contracted service rates and other relevant factors.

In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the most recent months, we estimate claim costs incurred by applying observed medical cost trend factors to the average per consumer per month medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. For months prior to the most recent months, we apply the completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months. These estimates may change as actuarial methods change or as underlying facts upon which the estimates are based change. Management believes the amount of medical costs payable is the best estimate of our liability as of December 31, 2022; however, actual payments may differ from those established estimates. Note 10, Medical Costs Payable, discusses the development of paid and incurred claims and provides a rollforward of medical costs payable.

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

Quality incentive and shared savings payables to providers are calculated under the contractual terms of each respective agreement. Medical costs payable included $37.8 million and $74.2 million under these contracts at December 31, 2022 and 2021, respectively.

We estimated a claims adjustment expense liability of $10.6 million and $5.1 million as of December 31, 2022 and 2021, respectively, based on historical cost of claims adjudication.

Cash and Cash Equivalents: Cash and cash equivalents include cash and investments with original maturities of three months or less when purchased.

Investments: We invest in equity securities and debt securities of the U.S. government and other government agencies, corporate investment grade, money market funds and various other securities.

We determine the appropriate classification of investments at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our investments in individual debt securities as available-for-sale securities or held-to-maturity securities. All available-for-sale investments maturing less than one year from the statement date that management intends to liquidate within the next year are reflected as short-term investments. Available-for-sale investments with a maturity date greater than one year are classified as long-term investments. All available-for-sale investments are measured and carried at fair value. Changes in unrealized holding gains and losses on available-for-sale securities are reflected in other comprehensive income (loss).

Equity investments are classified as short-term investments and measured and carried at fair value. The changes in fair value of our equity securities are reflected in investment income within our Consolidated Statements of Income (Loss).

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

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

Restricted Investments and Statutory Deposits: We hold pledged certificates of deposit for certain vendors and lease requirements. Restricted investments are carried at amortized cost. At December 31, 2022 and 2021, pledged certificates of deposit totaled $1.9 million and $1.4 million, respectively, and are included in short-term investments in the Consolidated Balance Sheets.

The regulated insurance entities of Bright Health are required to, among other things, hold certain statutory deposits and comply with certain minimum capital requirements, such as risk-based capital requirements, under applicable state regulations, as further described in Note 17, Commitments and Contingencies. Statutory deposits are classified as held-to-maturity investments and are carried at cost. The Company’s regulated legal entities held the required deposit amounts at December 31, 2022 and 2021, totaling $9.1 million and $1.4 million, respectively. The statutory deposits are principally held in U.S. Treasury securities within a custodial or controlled account with a custodial trustee and are included primarily in short-term investments and long-term investments, consistent with classification of other similar invested assets, in the Consolidated Balance Sheets.

Accounts Receivable, Net of Allowance: Receivables are reported net of amounts for expected credit loss. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts. Accounts receivable include unpaid health insurance premiums from consumers and government sponsors. Balances are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

recorded when received. At December 31, 2022 and 2021, accounts receivable was reported net of allowance of $6.1 million and $3.4 million, respectively.

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

Receivables from reinsurers under these agreements totaled $14.9 million and $3.4 million as of December 31, 2022 and 2021, respectively, and are recorded in prepaids and other current assets in the Consolidated Balance Sheets. Payables for reinsurance premiums and ceding fees of $4.7 million and $9.8 million are recorded as other current liabilities in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

Net reinsurance recoveries (net ceded premiums) of $9.5 million, $(1.5) million, and $4.0 million were recorded as a reduction of medical costs in the Consolidated Statements of Income (Loss) for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, quota share ceding fees and reimbursable administrative expenses under reinsurance contracts recorded as operating costs in the Consolidated Statements of Income (Loss) totaled $— million; $0.6 million; and $1.5 million for the years ended December 31, 2022, 2021, and 2020 respectively.

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

Risk sharing payables of $30.6 million and $68.5 million for our MA insurance business in California and risk-sharing receivables of $17.8 million and $12.7 million for agreements between our provider practices and insurers were recorded as of December 31, 2022 and 2021, respectively.

Premium Deficiency Reserve: Premium deficiency reserve (“PDR”) liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries on existing medical insurance contracts, including consideration of investment income. We assess if a PDR liability is needed through review of current results and forecasts. For purposes of determining premium deficiency losses, contracts are grouped consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. As of December 31, 2022 we accrued no PDR liability; as of December 31, 2021 we accrued a PDR liability of $9.4 million in other current liabilities.

Prepaids and Other Current Assets: Prepaids and other current assets primarily include prepaid operating expenses, pharmacy rebates receivable and, as of December 31, 2020, the escrow receivable related to business acquisitions as further described in Note 3, Business Combinations.

Performance Guarantees: Through our participation in the DC Model, we determined that our arrangements with the providers of our DCE beneficiaries require us to guarantee their performance to CMS. We recognized our obligation to guarantee their performance for the duration of the performance year on the Consolidated Balance Sheets. As we fulfill our obligation we ratably amortize the guarantee for the amount that represents the completed portion of the performance obligation as Direct Contracting revenue on the Consolidated Statements of Income (Loss). Direct Contracting revenue is derived from the estimated annual sum of the capitation payments made to the DCEs for services within the scope of the capitation arrangement with CMS and fee-for-service (“FFS”) payments from CMS made directly to third-party providers for our aligned beneficiaries. For each performance year, the final consideration due to the DCEs by CMS (shared savings) or the consideration due to CMS by the DCEs (shared loss) is reconciled in the year following the performance year. Periodically during the performance year, CMS will measure the shared savings or loss and adjust the performance benchmark and thus the remaining performance obligation if we are in a probable shared loss position.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets: Property, equipment, capitalized software and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When evaluating long-lived assets with impairment indicators for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted future cash flows. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. During the year ended December 31, 2022, we recorded an impairment loss to long-lived assets of $43.5 million as a result of Bright HealthCare’s decision to no longer offer commercial products for the 2023 plan year and our exit of select MA marketplaces. There was no impairment of long-lived assets for the years ended December 31, 2021 and 2020.

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

We have elected the short-term lease exception for all classes of assets and do not apply recognition requirements for leases of 12 months or less. Expense related to short-term leases of 12 months or less is recognized on a straight-line basis over the lease term. See Note 17, Commitments and Contingencies, for additional information on our operating leases.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. We test goodwill for impairment annually at the beginning of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We test for goodwill impairment at the reporting unit level. Reporting units are determined by identifying components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. We have two reporting units – Bright HealthCare and Consumer Care – with goodwill allocated to each of the reporting units.

Our goodwill impairment testing involves a multi-step process. We may first assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. We may also elect to skip the qualitative assessment and proceed directly to the quantitative testing. When performing the quantitative testing, we calculate the fair value of the reporting unit and compare it with its carrying value, including goodwill. We estimate the fair values of our reporting units using a combination of discounted cash flows and comparable market multiples, which include assumptions about a wide variety of internal and external factors. We recognized a non-cash impairment loss of $70.0 million in our Bright HealthCare reporting unit and a $1.2 million goodwill disposition related to our Consumer Care reporting unit for the year ended December 31, 2022. There was no goodwill impairment during the years ended December 31, 2021 and 2020.

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value, as appropriate. Intangible assets are amortized over

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

their estimated useful lives using the straight-line method. We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

Operating Costs: Operating costs are recognized as incurred and relate to selling, general and administrative costs not related to medical costs. Additionally, the expense from the change in our PDR liability is included in operating costs. Policy acquisition costs, other than capitalized broker commissions, are expensed in the period incurred. Our operating costs, by functional classification for the years ended December 31, 2022, 2021 and 2020, are as follows (in thousands):

	2022	2021	2020
Compensation and fringe benefits	$355,084	$257,815	$92,863
Professional fees	69,711	70,472	50,699
Marketing and selling expenses	82,340	76,923	34,561
Premium taxes and fees	4,288	5,801	1,182
Premium deficiency reserve	(9,357)	9,357	—
General and administrative expenses	77,045	60,266	25,409
Other operating expenses	52,919	46,819	20,349
Total operating costs	$632,030	$527,453	$225,063

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

Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. Management evaluated the Company’s tax positions and concluded that for the years ended December 31, 2022, 2021 and 2020, the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance. As of the consolidated financial statement date, open tax years subject to potential audit by the taxing authorities are 2019 through 2021 for the federal tax returns and 2018 through 2021 for the state tax returns. We recognize interest and penalties related to income tax matters in income tax expense (benefit).

Redeemable Noncontrolling Interest: Redeemable noncontrolling interest in our subsidiaries whose redemption is outside of our control are classified as temporary equity.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

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

Going Concern: The consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has a history of operating losses, and we generated a net loss from continuing operations of $638.0 million for the year ended December 31, 2022. These losses, as well as significant additional expenses and future projected cash outflows in our discontinued Bright HealthCare – Commercial segment has required the Company to infuse additional cash to satisfy statutory capital requirements and reduced the cash available to fund operations.

In addition, the Company’s $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”), matures on February 28, 2024. On March 1, 2023, the Company disclosed that during the First Quarter of 2023, the Company breached the minimum liquidity covenant of the Credit Agreement. The Company entered into a limited waiver and consent (the “Waiver”) under the Credit Agreement, which, among other matters, provides for a temporary waiver for the period from January 25, 2023 through April 30, 2023 (the “Waiver Period”) of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement. During the Waiver Period, the Company will be subject to a minimum liquidity covenant of not less than $75 million until March 3, 2023, and not less than $85 million thereafter until the end of the Waiver Period. In addition, during the Waiver Period, the Company will not have access to certain negative covenant baskets and will be subject to additional cash-flow and cash balance reporting requirements. Based on our projected cash flows and absent any other action, the Company may not meet certain covenants under the Credit Agreement or the Waiver which may result in the obligations under the Credit Agreement being accelerated. The Company will require additional liquidity to meet its obligations as they come due in the 12 months following the date the consolidated financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management has implemented a restructuring plan to reduce capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. The Company’s Bright HealthCare business has exited the Commercial marketplace at the end of the 2022 plan year and is focusing on its Medicare Advantage business in California. This exit will impact all insurance products currently offered by the Company in all states where insurance policies are currently offered. In addition to our market exits, management is in the process of implementing additional restructuring activities, which include reducing our workforce, exiting excess office space, and terminating or restructuring contracts. The Company also closed on a $175.0 million capital raise in October 2022 to capitalize our continuing operations as further described in Note 12, Preferred Stock.

Additionally, the Company is actively engaged with the Board of Directors and outside advisors to evaluate additional financing. However, the Company may not be able to obtain financing on acceptable terms, as any potential financing will be subject to market conditions that are not within the Company’s control.

In the event the Company is unable to obtain additional financing or take other management actions, among other potential consequences, we forecast we will be unable to satisfy our obligations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recently Issued and Adopted Accounting Pronouncements: In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. We adopted ASU 2020-06 on January 1, 2022. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

There were no other accounting pronouncements that were recently issued and not yet adopted or adopted that had, or are expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

NOTE 3. BUSINESS COMBINATIONS

Centrum Acquisition: On July 1, 2021, we acquired 75% of the outstanding equity interests of Centrum for cash consideration of $222.4 million and $75.0 million of common stock, for total purchase consideration of $296.2 million, net of $1.2 million of cash acquired. Centrum is a value-based primary care focused, multi-specialty medical group based in Florida. Centrum primarily operates health centers in Florida and Texas serving Commercial, Medicare, and Medicaid consumers across multiple payors. Centrum is included in our Consumer Care reportable segment.

The total purchase consideration for the Centrum acquisition is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired is recorded as goodwill, which is predominantly attributable to the incremental financial benefits achievable through Bright Health Group’s integrated care delivery model, whereby Bright HealthCare members are cared for under value-based arrangements with Centrum. This model brings together the financing, distribution, and delivery of high-quality healthcare and provides the opportunity to enhance overall margin potential for the Company. The goodwill from the Centrum acquisition is deductible for tax purposes.

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

Our intangible assets related to the Centrum acquisition consist of trade names with a 15-year useful life, customer relationships with 2 to 15-year useful lives, and a reacquired contract between Bright HealthCare and Centrum with a useful life of 4.5 years. In the third quarter of 2022, we fully impaired the reacquired contract as a result of our decision to no longer offer commercial products for the 2023 plan year. The value of the trade name was determined using the relief of royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements. The fair value of noncontrolling interest was determined using a market approach and included a discount to account for the lack of marketability of the noncontrolling interest.

The acquisition of Centrum would not have had a material impact on our revenue or net loss from continuing operations had it been included in the consolidated results of the Company for the year ended December 31, 2021.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

Central Health Plan Acquisition: On April 1, 2021, we acquired all of the outstanding shares of CHP for cash consideration of $276.0 million, $79.8 million in Series E preferred stock and $13.9 million of estimated working capital adjustments, for total purchase consideration of $285.6 million, net of $84.1 million of cash acquired. CHP is an insurance provider of MA HMO services. CHP is included in our Bright HealthCare reportable segment.

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
The following table discloses the fair values of assets and liabilities acquired by the Company in the CHP acquisition (in thousands):

Accounts receivable	$17,240
Short-term investments	19,041
Prepaids and other current assets	25,530
Property and equipment	370
Intangible assets	102,000
Other assets	1,249
Total assets	165,430
Medical costs payable	75,643
Accounts payable	2,371
Other current liabilities	7,984
Other liabilities	26,275
Total liabilities	112,273
Net identified assets acquired	53,157
Goodwill	232,442
Total purchase consideration	$285,599

Our intangible assets related to the CHP acquisition consists of customer relationships with a 10-year useful life, trade names with a 15-year useful life and the provider network with a 7-year useful life. The value of the trade name was determined using the relief from royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements.

If CHP had been included in the consolidated results of the Company for the year ended December 31, 2021, our pro forma revenue from continuing operations would have been $1.6 billion and our pro forma net loss from continuing operations would have been $311.7 million.

True Health New Mexico and Zipnosis Acquisitions: On March 31, 2021, we acquired all of the outstanding equity interests of THNM for cash consideration of $27.5 million, and $8.1 million of favorable risk-based capital adjustments, net of cash acquired of $24.1 million, for total purchase consideration of $(4.7) million. THNM is a physician-led health insurance company offering policies available through the commercial market for individual on- and off-exchange and employer-sponsored health coverage. THNM is included in our discontinued operations. In addition, on March 31, 2021, we acquired Zipnosis, Inc. (“Zipnosis”), which is a telehealth platform that offers virtual care to health systems around the U.S., for aggregate consideration of $73.0 million, including $55.1 million in Series E preferred stock and adjusted for $0.5 million of tangible net equity adjustments. We acquired $3.2 million of cash as part of the Zipnosis acquisition, for net total purchase consideration of $69.8 million. Zipnosis is included in our Consumer Care reportable segment.

The total purchase consideration for the THNM and Zipnosis acquisitions is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the purchase price over the net assets acquired is recorded as goodwill. The goodwill for THNM is attributable to synergies from leveraging THNM’s

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

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

The following table discloses the fair values of assets and liabilities acquired by the Company in the THNM and Zipnosis acquisitions (in thousands):

	THNM	Zipnosis
Accounts receivable	$714	$1,062
Short-term investments	4,705	—
Prepaids and other current assets	8,337	141
Property and equipment	—	232
Intangible assets	7,300	9,180
Long-term investments	13,644	—
Other non-current assets	1,324	766
Total assets	36,024	11,381
Medical costs payable	12,617	—
Accounts payable	14,663	136
Unearned revenue	3,645	120
Other current liabilities	11,406	665
Other liabilities	2,499	2,730
Total liabilities	44,830	3,651
Net identified assets acquired	(8,806)	7,730
Goodwill	4,148	62,067
Total purchase consideration	$(4,658)	$69,797

Intangible assets initially recognized related to the THNM acquisition consisted of customer relationships with 10-to 14-year useful lives, trade names with a 15-year useful life and the provider network with a 7-year useful life. In the first quarter of 2022, we fully impaired the intangible assets related to THNM as a result of our decision to no longer offer Commercial products in New Mexico for the 2023 plan year and exit the employer business as contracts expire. For the Zipnosis acquisition, our preliminary estimate of intangible assets consists of customer relationships with a 15-year useful life, trade names with a 5-year useful life and developed technology with a 7-year useful life. For these acquisitions the value of the trade names and developed technology was determined using the relief from royalty method and the excess earnings method was used to value the customer relationships; both methods are considered Level 3 fair value measurements.
If THNM and Zipnosis had been included in the consolidated results of the Company for the year ended December 31, 2021, our pro forma revenue from continuing operations would have been $1.5 billion and our pro forma net loss from continuing operations would have been $324.2 million.

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

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

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

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

The following table discloses the fair values of assets and liabilities acquired by the Company in the BND acquisition, as well as measurement adjustments made during the year ended December 31, 2021 to the amounts initially recorded in 2020 (in thousands):

Accounts receivable	$74,128
Prepaid and other currents assets	30,583
Property and equipment	4,375
Intangible assets	74,500
Other non-current assets	2,906
Total assets	186,492
Medical costs payable	119,408
Other current liabilities	42,530
Other liabilities	10,732
Total liabilities	172,670
Net identified assets acquired	13,822
Goodwill	196,268
Total purchase consideration	$210,090
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

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NOTE 4. DISCONTINUED OPERATIONS

In October 2022, we announced that we will no longer offer commercial plans through our Bright HealthCare - Commercial segment in 2023. As a result, we exited the Commercial marketplace effective December 31, 2022. We determined this exit represented a strategic shift that will have a material impact on our business and financial results that requires presentation as discontinued operations. The discontinued operations presentation has been retrospectively applied to all prior periods presented.

While we are no longer offering plans in the Commercial marketplace as of December 31, 2022, we will continue to have involvement in the states as we support run out activities of medical claims incurred in the 2022 plan year and perform other activities necessary to wind down our operations in each state, including making final payments of 2022 risk adjustment payable liabilities during the third quarter of 2023. We expect these activities to be substantially complete by the end of 2023.

The financial results of discontinued operations by major line item for the years ended December 31 were as follows (in thousands):

	For the years ending December 31,
	2022	2021	2020
Revenue:
Premium revenue	$3,998,622	$2,512,384	$692,433
Service revenue	147	232	—
Investment income (loss)	(41,221)	3,740	—
Total revenue from discontinued operations	3,957,548	2,516,356	692,433
Operating expenses:
Medical costs	3,732,755	2,659,516	595,382
Operating costs	883,318	710,934	184,271
Restructuring charges	50,704	—	—
Goodwill impairment	4,147	—	—
Intangible assets impairment	6,720	—	—
Depreciation and amortization	145	435	—
Total operating expenses from discontinued operations	4,677,789	3,370,885	779,653
Operating loss from discontinued operations	(720,241)	(854,529)	(87,220)
Interest expense	—	726	—
Loss from discontinued operations before income taxes	(720,241)	(855,255)	(87,220)
Income tax expense (benefit)	1,674	—	—
Net loss from discontinued operations	$(721,915)	$(855,255)	$(87,220)

The following table presents cash flows from operating and investing activities for discontinued operations (in thousands):

	For the years ending December 31,
	2022	2021	2020
Cash used in operating activities - discontinued operations	$(1,798,234)	$(2,334,534)	$(313,924)
Cash used in investing activities - discontinued operations	(466,286)	(131,305)	(427,378)

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

Assets and liabilities of discontinued operations were as follows (in thousands):

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,465,965	$771,896
Short-term investments	1,121,435	49,358
Accounts receivable, net of allowance of $906 and $657, respectively	11,082	14,592
Prepaids and other current assets	184,992	191,499
Current assets of discontinued operations	2,783,474	1,027,345
Other assets:
Long-term investments	—	656,584
Goodwill	—	4,148
Intangible assets, net	—	6,865
Other non-current assets	—	1,098
Long-term assets of discontinued operations	—	668,695
Total assets of discontinued operations	$2,783,474	$1,696,040
Liabilities
Current liabilities:
Medical costs payable	$685,785	$554,788
Accounts payable	122,425	60,252
Unearned revenue	—	50,710
Risk adjustment payable	1,943,890	931,170
Other current liabilities	31,374	99,120
Current liabilities of discontinued operations	2,783,474	1,696,040
Total liabilities of discontinued operations	2,783,474	1,696,040

Revenue Recognition: We record adjustments for changes to the risk adjustment balances for individual policies in premium revenue. The risk adjustment program adjusts premiums based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses as reported throughout the year. Under the risk adjustment program, a risk score is assigned to each covered consumer to determine an average risk score at the individual and small-group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state and are made in the middle of the year following the end of the contract year. Each health insurance issuer’s average risk score is compared to the state’s average risk score. Risk adjustment is subject to audit by HHS, which could result in future payments applicable to benefit years.

Reinsurance Recoveries: We have a quota share agreement with RGA, an alien unauthorized reinsurer, which cedes proportional percentages of premiums and medical costs of covered business of the Company, with the difference as an experience refund of ceded premiums, less a ceding fee paid to the reinsurer. Coverage includes comprehensive individual commercial policies in Colorado, Nebraska, Oklahoma and Florida. Effective January 1, 2021, we entered into a quota share agreement with the Canada Life Assurance Company (“CLAUS”), an alien unauthorized reinsurer, which cedes proportional percentages of premiums and medical costs of covered business of the Company, with the difference as an experience refund of ceded premiums, less a ceding fee paid to the reinsurer. Coverage includes comprehensive individual commercial policies in Florida. Deposit accounting is used for this arrangement and only ceding fees are recognized in the Consolidated Statements of Income (Loss) for the years ended December 31, 2022 and 2021, respectively.

Effective January 1, 2020, the state of Colorado instituted its own reinsurance program in which insurers are reimbursed at varying coinsurance rates based on the rating area of its consumers for the consumers’ aggregate claims between the attachment point and program maximum.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

Restructuring Charges: As a result of the strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

There were no restructuring charges for the years ended December 31, 2021 and 2020. Restructuring charges within our discontinued operations for the year ended December 31, 2022 were as follows (in thousands):

Employee termination benefits	16,053
Long-lived asset impairments	5,054
Contract termination and other costs	29,597
Total discontinued operations restructuring charges	$50,704

We expect to incur additional discontinued operations pre-tax restructuring charges of $5.0 million to $10.0 million. We expect the restructuring activities to be substantially completed by the fourth quarter of 2023.

There was no restructuring accrual activity for the year ended December 31, 2021. Restructuring accrual activity recorded by major type for the year ended December 31, 2022 was as follows; employee termination benefits are within Other current

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

liabilities of discontinued operations while contract termination costs are within Accounts payable of discontinued operations (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2022	$—	$—	$—
Charges	16,053	28,538	44,591
Cash payments	—	—	—
Balance at December 31, 2022	$16,053	$28,538	$44,591

Fixed Maturity Securities: Available-for-sale securities within our discontinued operations are reported at fair value as of December 31, 2022 and 2021. Held-to-maturity securities are reported at amortized cost as of December 31, 2022 and 2021. The following is a summary of our investment securities as of December 31 (in thousands):

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$622,267	$24	$—	$622,291
Available for sale:
U.S. government and agency obligations	365,040	1	(2,956)	362,085
Corporate obligations	520,097	523	(623)	519,997
State and municipal obligations	9,653	—	(80)	9,573
Certificates of deposit	8,760	—	(2)	8,758
Mortgage-backed securities	154,864	46	(157)	154,753
Asset backed securities	59,557	—	—	59,557
Other	387	—	(14)	373
Total available-for-sale securities	1,118,358	570	(3,832)	1,115,096
Held to maturity:
U.S. government and agency obligations	5,974	—	(159)	5,815
Total held-to-maturity securities	5,974	—	(159)	5,815
Total investments	$1,746,599	$594	$(3,991)	$1,743,202

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$190,159	$—	$—	$190,159
Available for sale:
U.S. government and agency obligations	297,912	237	(2,121)	296,028
Corporate obligations	303,754	308	(1,073)	302,989
State and municipal obligations	14,024	29	(35)	14,018
Mortgage backed securities	38,133	62	(66)	38,129
Other	42,417	13	(30)	42,400
Total available-for-sale securities	696,240	649	(3,325)	693,564
Held to maturity:
U.S. government and agency obligations	6,313	20	(27)	6,306
Total held-to-maturity securities	$6,313	$20	$(27)	$6,306
Total investments	$892,712	$669	$(3,352)	$890,029

As of December 31, 2022, we concluded that it was more likely than not that we would have to sell some of the securities before recovering the amortized cost basis due to our decision to exit the commercial business. We recognized an impairment of $67.7 million in our available-for-sale securities portfolio. This impairment is related to the decrease in the fair value of debt securities primarily driven by an increase in market interest rates since the time the securities were purchased.

Fair Value Measurements: As of December 31, 2022, investments and cash equivalents within our discontinued operations were comprised of $940.5 million and $802.7 million with fair value measurements of Level 1 and Level 2, respectively. As of December 31, 2021, the investments and cash equivalents within our discontinued operations were comprised of $412.1 million and $477.9 million with fair value measurements of Level 1 and Level 2, respectively. See Note 6, Fair Value Measurements for additional discussion of methods and assumptions used to determine the fair value hierarchy classification of each class of financial instrument.

Medical Costs Payable: The table below details the components making up the medical costs payable within current liabilities of discontinued operations as of December 31 (in thousands):

	2022	2021
Claims unpaid	$60,477	$19,773
Provider incentive payable	3,446	11,352
Claims adjustment expense liability	45,932	9,786
Incurred but not reported (IBNR)	575,930	513,877
Total medical costs payable of discontinued operations	$685,785	$554,788

The prior period development included in medical costs of discontinued operations for the year ended December 31, 2022 was favorable by $50.2 million.

Risk Adjustment: We record adjustments for changes to the risk adjustment balances for individual policies in premium revenue. The risk adjustment program adjusts premiums based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses as reported throughout the year. Under the risk adjustment program, a risk score is assigned to each covered consumer to determine an average risk score at the individual and small-group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state and are made in the middle of the year following the end of the contract year. Each health insurance issuer’s average risk score is compared to the state’s average risk

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

score. Risk adjustment is subject to audit by HHS, which could result in future payments applicable to benefit years. Risk adjustment payable for our discontinued operations was estimated to be $1.9 billion and $931.2 million at December 31, 2022 and 2021, respectively.

Accounts Payable: As of December 31, 2022, the Accounts payable of discontinued operations balance included $47.1 million of premium taxes payable, $21.1 million of broker commissions payable as well as the $28.5 million of contract termination costs related to restructuring. As of December 31, 2021, the Accounts payable of discontinued operations balance included $40.7 million of premium taxes payable and no broker commissions payable or contract termination costs related to restructuring.

Restricted Capital and Surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. Our regulated subsidiaries had statutory capital and surplus of $(12.9) million and $310.2 million as of December 31, 2022 and 2021, respectively. We are out of compliance with the minimum levels for certain of our regulated insurance legal entities of our discontinued operations.
NOTE 5. INVESTMENTS
Fixed Maturity Securities

Available-for-sale securities are reported at fair value as of December 31, 2022 and 2021. Held-to-maturity securities are reported at amortized cost as of December 31, 2022 and 2021. The following is a summary of our investment securities as of December 31 (in thousands):

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$340,795	$8	$—	$340,803
Available for sale:
U.S. government and agency obligations	8,742	—	(301)	8,441
Corporate obligations	3,401	1	(95)	3,307
State and municipal obligations	712	—	(17)	695
Certificates of deposit	3,318	—	—	3,318
Mortgage-backed securities	156	—	—	156
Asset-backed securities	60	—	—	60
Other	1	—	—	1
Total available-for-sale securities	16,390	1	(413)	15,978
Held to maturity:
U.S. government and agency obligations	685	—	—	685
Certificates of deposit	1,947	—	—	1,947
Total held-to-maturity securities	2,632	—	—	2,632
Total investments	$359,817	$9	$(413)	$359,413

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$2,464	$—	$—	$2,464
Available for sale:
U.S. government and agency obligations	14,024	21	(79)	13,966
Corporate obligations	10,210	18	(31)	10,197
State and municipal obligations	2,098	5	(3)	2,100
Certificates of deposit	18,752	—	—	18,752
Mortgage backed securities	425	1	(1)	425
Other	473	—	—	473
Total available-for-sale securities	45,982	45	(114)	45,913
Held to maturity:
U.S. government and agency obligations	1,426	—	—	1,426
Certificates of deposit	1,447	—	—	1,447
Total held-to-maturity securities	$2,873	$—	$—	$2,873
Total investments	$51,319	$45	$(114)	$51,250
The fair value of available-for-sale investments, including those that are cash equivalents, with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position at December 31 were as follows (in thousands):

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	$1,316	$(31)	$6,808	$(270)	$8,124	$(301)
Corporate obligations	740	(9)	2,061	(86)	2,801	(95)
State and municipal obligations	340	(2)	344	(15)	684	(17)
Mortgage-backed securities	2	—	—	—	2	—
Other	—	—	1	—	1	—
Total bonds	$2,398	$(42)	$9,214	$(371)	$11,612	$(413)

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	10,688	(79)	—	—	10,688	(79)
Corporate obligations	7,324	(31)	—	—	7,324	(31)
State and municipal obligations	1,227	(3)	—	—	1,227	(3)
Mortgage-backed securities	361	(1)	—	—	361	(1)
Other	321	—	—	—	321	—
Total bonds	$19,921	$(114)	$—	$—	$19,921	$(114)

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2022, we had 721 investment positions out of 2,432 that were in an unrealized loss position. As of December 31, 2021, we had 1,343 investment positions out of 1,836 that were in an unrealized loss position. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, we evaluate securities for impairment when the fair value of the investment is less than its amortized cost. We evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. Refer to Note 4 Discontinued Operations for discussion of the impairment of securities recognized within discontinued operations.
As of December 31, 2022, the maturity of available-for-sale securities, by contractual maturity, reflected at amortized cost and fair value were as follows (in thousands):

	2022
	Amortized Cost	Fair Value
Due in one year or less	$10,756	$10,592
Due after one year through five years	5,288	5,039
Due after five years through 10 years	342	343
Due after 10 years	4	4
Total debt securities	$16,390	$15,978
Investment income for our available-for-sale securities in the Consolidated Statements of Income (Loss) for the years ended December 31, 2022, 2021 and 2020, was $25.2 million, $— million and $8.5 million, respectively. The gross proceeds from the sale of available-for-sale securities for the years ended December 31, 2022, 2021 and 2020 were $14.3 million, $19.8 million and $4.3 million, respectively. Realized gains (losses) of $24.8 million, $(0.1) million and $0.0 million are included within total investment income, and reclassified out of accumulated other comprehensive income (loss), for the years ended December 31, 2022, 2021 and 2020, respectively.

Equity Securities

On April 1, 2021 we completed the purchase of 1.6 million shares of equity securities for aggregate cash consideration of $40.1 million. As of December 31, 2021, the equity securities had a carrying value of $120.4 million included in short-term investments in the Consolidated Balance Sheet. During the year, the Company sold all equity securities for aggregate gross proceeds of approximately $64.9 million We recognized a realized gain of $24.8 million in investment income in the Consolidated Statements of Income (Loss) for the year ended December 31, 2022.
NOTE 6. FAIR VALUE MEASUREMENTS
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
Basis of fair value measurement:
Level 1:    Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2:    Quoted prices for similar assets or liabilities in active markets or quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability
Level 3:    Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

There were no transfers in or out of Level 3 financial assets or liabilities during the years ended December 31, 2022 or 2021.
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2022 or 2021.
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
There are no investments in Level 3 securities as of December 31, 2022 or 2021.
The following tables set forth our fair value measurements as of December 31, 2022 and 2021, for assets measured at fair value on a recurring basis (in thousands):

	2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$316,752	$15,601	$—	$332,353
Fixed maturity securities, available for sale:
U.S. government and agency obligations	6,354	2,087	—	8,441
Corporate obligations	—	3,307	—	3,307
State and municipal obligations	—	695	—	695
Certificates of deposit	—	3,318	—	3,318
Mortgage-backed securities	—	156	—	156
Asset-backed securities	—	60	—	60
Other	—	1	—	1
Total fixed maturity securities, available for sale:	6,354	9,624	—	15,978
Total assets at fair value	$323,106	$25,225	$—	$348,331

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

	2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,450	$3	$—	$2,453
Fixed maturity securities, available for sale:
U.S. government and agency obligations	9,575	4,391	—	13,966
Corporate obligations	26	10,172	—	10,198
State and municipal obligations	—	2,100	—	2,100
Certificates of deposit	—	18,752	—	18,752
Mortgage-backed securities	26	398	—	424
Other	—	473	—	473
Total fixed maturity securities, available for sale:	$9,627	$36,286	$—	$45,913
Equity securities	120,364	—	—	120,364
Total assets at fair value	$132,441	$36,289	$—	$168,730
The following tables set forth the Company’s fair value measurements as of December 31, 2022 and 2021, for certain financial instruments not measured at fair value on a recurring basis (in thousands):

	2022
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$8,450	$—	$—	$8,450
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	685	—	—	685
Certificates of deposit	—	1,947	—	1,947
Total held to maturity	$9,135	$1,947	$—	$11,082

	2021
	Level 1	Level 2	Level 3	Total
Cash equivalents	$12	$—	$—	$12
Held to Maturity:
U.S. government and agency obligations	1,425	—	—	1,425
Certificates of deposit	—	1,447	—	1,447
Total held to maturity	$1,437	$1,447	$—	$2,884

NOTE 7. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE
Property, equipment and capitalized software at December 31, 2022 and 2021, consists of the following (in thousands):

	2022	2021
Software	$50,000	$38,800
Leasehold improvements	9,585	7,135
Medical equipment	586	586
Other equipment	652	504
Gross property, equipment, and capitalized software	60,823	47,025
Less accumulated depreciation	(18,227)	(8,681)
Property, equipment, and capitalized software, net	$42,596	$38,344

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

Depreciation expense of $12.2 million, $4.4 million and $2.9 million was recognized for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	Bright HealthCare		Consumer Care
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Balance at January 1, 2021	$197,886	$—	$65,149	$—
Impairment losses	—	—	—	—
Acquisitions	236,037	—	337,133	—
Purchase adjustments	(5,213)	—	—	—
Balance at December 31, 2021	428,710	—	402,282	—
Impairment losses	—	70,017	—	—
Acquisitions	—	—	310	—
Goodwill dispositions	—	—	(1,207)	—
Balance at December 31, 2022	$428,710	$70,017	$401,385	$—
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
We estimated the fair values of our Bright HealthCare and Consumer Care reporting units using a combination of discounted cash flows and comparable market multiples, which include assumptions about a wide variety of internal and external factors. As a result of our interim impairment test, we recognized a non-cash impairment loss of $70.0 million in our Bright HealthCare reporting unit, specifically to Medicare Advantage, which had a goodwill carrying amount of $358.7 million after impairment. The impairment of our Bright HealthCare reporting unit was primarily driven by an increase in the discount rate, which was impacted by higher interest rates and other market factors.

Given the proximity of our interim impairment measurement date (last day of our fiscal third quarter - September 30, 2022) to our annual goodwill impairment measurement date (first day of our fiscal fourth quarter - October 1, 2022), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our reporting units was less than the carrying value. As material changes in the business that occurred during the valuation procedures but subsequent to our interim impairment measurement date were taken into consideration during our interim impairment assessment, we concluded that there would be no reasonable expectation of changes in estimates or the reporting unit fair values and carrying values between our interim impairment and annual impairment measurement dates.

As of December 31, 2022, we recognized a $1.2 million goodwill disposition related to our Consumer Care reporting unit. Additionally, we determined that the sustained decline in our stock price triggered a qualitative assessment of our goodwill to determine if it was more likely than not that the fair value of our reporting units were less than their respective carrying values. Through our assessment of our reporting units, we concluded that it was not more likely than not that the fair value of our reporting units were less than their respective carrying values as of December 31, 2022. We will continue to closely monitor the operational performance of our reporting units as it relates to goodwill impairment.

The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$204,221	$41,604	$206,321	$21,560
Trade names	95,261	12,812	96,041	6,578
Provider networks	—	—	59,000	6,556
Developed technology	—	—	6,300	675
Other	5,400	1,383	5,400	698
Total	$304,882	$55,799	$373,062	$36,067
Amortization expense relating to intangible assets of $38.2 million, $30.6 million, and $5.4 million was recognized for the years ended December 31, 2022, 2021 and 2020, respectively.
Impairment expense relating to intangible assets for the year ended December 31, 2022 was $42.6 million as a result of the impairment of the reacquired contract between our discontinued Bright HealthCare - Commercial business and Centrum due to our decision to no longer offer commercial products for the 2023 plan year. We used the income approach in our assessment of the fair value of the impaired intangible assets. We did not have any impairment expense for the years ended December 31, 2021 and 2020, respectively.
Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows (in thousands):

2023	$27,164
2024	$27,025
2025	$27,025
2026	$27,025
2027	$27,025

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NOTE 9. RESTRUCTURING CHARGES

In October 2022, we announced our decision to further focus our business on our Fully Aligned Care Model, and that we will no longer offer commercial plans through Bright HealthCare, or Medicare Advantage products outside of California in 2023. As a result of these strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

There were no restructuring charges for the years ended December 31, 2021 and 2020. Restructuring charges by reportable segment and corporate for the year ended December 31, 2022 were as follows (in thousands):

	Bright HealthCare	Consumer Care	Corporate & Eliminations	Total
Employee termination benefits	$—	$44	$24,033	$24,077
Long-lived asset impairments	—	2,072	—	2,072
Contract termination and other costs	445	—	5,145	5,590
Total restructuring charges	$445	$2,116	$29,178	$31,739

There was no restructuring accrual activity for the year ended December 31, 2021. Restructuring accrual activity recorded by major type for the year ended December 31, 2022 was as follows; employee termination benefits are within Other current liabilities while contract termination costs are within Accounts payable (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2022	$—	$—	$—
Charges	24,077	515	24,592
Cash payments	—	—	—
Balance at December 31, 2022	$24,077	$515	$24,592

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NOTE 10. MEDICAL COSTS PAYABLE
The following table shows the components of the change in medical costs payable for the years ended December 31 (in thousands):

	2022	2021	2020
Medical costs payable – January 1	$263,187	$121,309	$4,458
Incurred related to:
Current year	2,201,937	1,298,264	445,620
Prior year	7,456	3,510	6,877
Total incurred	2,209,393	1,301,774	452,497
Paid related to:
Current year	1,793,613	1,114,903	458,678
Prior year	267,214	124,462	8,379
Total paid	2,060,827	1,239,365	467,057

Acquired claims liabilities	—	79,469	131,411
Medical costs payable – December 31	$411,753	$263,187	$121,309
Medical costs payable attributable to prior years increased by $7.5 million, $3.5 million and $6.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, resulting from claim settlements being more than original estimates. Medical costs payable estimates are adjusted as additional information becomes known regarding claims. There were no significant changes to estimation methodologies in 2022 or 2021.
The table below details the components making up the medical costs payable as of December 31 (in thousands):

	2022	2021
Claims unpaid	$41,567	$17,101
Provider incentive payable	37,771	74,191
Claims adjustment expense liability	7,290	4,346
Incurred but not reported (IBNR)	325,125	167,549
Total medical costs payable	$411,753	$263,187
Medical costs payable are primarily related to the current year. There are no reinsurance recovery amounts assumed in medical costs payable at December 31, 2022 and 2021. The Company has recorded claims adjustment expense as a component of operating costs in the Consolidated Statements of Income (Loss).
The following is information about incurred and cumulative paid claims development as of December 31, 2022, net of reinsurance, and the total claims payable plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2020 through 2022 is presented as supplementary information as follows and is inclusive of claims incurred and paid related to BND, PMA, CHP and Centrum prior and subsequent to the acquisition dates (in thousands):

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (in thousands)			Total Incurred but Not Reported Liabilities Plus Expected Development on Reported Claims
	For the Years Ended December 31,
	(Unaudited)	(Unaudited)
Accident Year	2020	2021	2022
2020	1,180,234	1,180,196	1,182,477	1,190
2021		1,408,909	1,416,365	2,255
2022			2,201,937	397,100
Total			$4,800,779

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (in thousands)
	For the Years Ended December 31,
	(Unaudited)	(Unaudited)
Accident Year	2020	2021	2022
2020	979,099	1,176,014	1,181,287
2021		1,150,523	1,414,110
2022			1,804,837
Total			$4,400,234
All outstanding liabilities before 2020, net of reinsurance			16
Liabilities for claim and claim adjustment expenses, net of reinsurance			$400,561

December 31, 2022
Net outstanding liabilities	$400,561
Reinsurance recoverable on unpaid claims	11,192
Total gross liability for unpaid claims and claims	$411,753

NOTE 11. SHORT-TERM BORROWINGS
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
On August 4, 2021, we elected to extend the maturity date of the Credit Agreement from February 28, 2022 to February 28, 2024. During the twelve months ended December 31, 2022, we repaid the $155.0 million outstanding under the Credit Agreement as of December 31, 2021. In addition, during the twelve months ended December 31, 2022, we borrowed $303.9 million under the Credit Agreement at an effective annual interest rate of 8.41%, which remains outstanding as of December 31, 2022. Refer to Note 17, Commitments and Contingencies for more information on the undrawn letters of credit of $46.1 million under the Credit Agreement, which reduce the amount available to borrow.
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

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

through and including September 30, 2023 and (iii) be required to maintain a minimum liquidity of $150.0 million after September 30, 2023.
On March 1, 2023, the Company disclosed that that during the First Quarter of 2023, the Company breached the minimum liquidity covenant of the Credit Agreement. The Company entered into a limited waiver and consent (the “Waiver”) under the Credit Agreement, which, among other matters, provides for a temporary waiver for the period from January 25, 2023 through April 30, 2023 (the “Waiver Period”) of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement. During the Waiver Period, the Company will be subject to a minimum liquidity covenant of not less than $75 million until March 3, 2023, and not less than $85 million thereafter until the end of the Waiver Period. In addition, during the Waiver Period, the Company will not have access to certain negative covenant baskets and will be subject to additional cash-flow and cash balance reporting requirements. Any non-compliance with the covenants under the Credit Agreement or the Waiver may result in the obligations under the Credit Agreement being accelerated.
NOTE 12. PREFERRED STOCK
Series A Convertible Preferred Stock

On December 6, 2021, we entered into an investment agreement with certain subsidiaries of Cigna Corporation (“Cigna”) and certain affiliates of New Enterprise Associates (“NEA”) (collectively, the “Series A Purchasers”) relating to the issuance of 750,000 shares of Series A Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $750.0 million, or $1,000 per share (the “Series A Issuance”). The close of the Series A Issuance occurred on January 3, 2022 (the “Closing Date”).

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $37.9 million as of December 31, 2022.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $4.55 per share) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after the third anniversary of the Closing Date, if the closing price per share of common stock on the NYSE was greater than $7.96 for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

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

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

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

In connection with the closing of the issuance of our Series B Convertible Preferred Stock, the Certificate of Designations for the Company’s Series A Convertible Perpetual Preferred Stock was amended to provide for a weighted average anti-dilution adjustment in connection with issuances of equity-linked securities with a purchase or conversion price less than the optional conversion price of the Series A Preferred Stock.
Series B Convertible Preferred Stock

On October 10, 2022, we entered into an investment agreement with certain purchasers relating to the issuance of 175,000 shares of Series B Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $175.0 million, or $1,000 per share (the “Series B Issuance”). The close of the Issuance occurred on October 17, 2022 (the “Series B Closing Date”).

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by compounded dividends. Holders of the Series B Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series B Preferred Stock had accrued compounded dividends of $1.8 million as of December 31, 2022.

The Series B Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series B Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $1.42 per share) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after the third anniversary of the Closing Date, if the closing price per share of common stock on the NYSE was greater than 287% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series B Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series B Preferred Stock into the relevant number of shares of common stock.

Under the Certificate of Designations, holders of the Series B Preferred Stock are entitled to vote with the holders of the common stock on an as‑converted basis, solely with respect to (i) a change of control transaction (to the extent such change of control transaction is submitted to a vote of the holders of the common stock) or (ii) the issuance of capital stock by the Company in connection with an acquisition by the Company (to the extent such issuance is submitted to a vote of the holders of the common stock), subject to certain restrictions. Holders of the Series B Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series B Preferred Stock, authorizations or issuances by the Company of securities that are senior to the Series B Preferred

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

Stock, increases or decreases in the number of authorized shares of Preferred Stock, and issuances of shares of the Series B Preferred Stock after the Closing Date.

At any time following the fifth anniversary of the original issuance date, the Company may redeem all of the Series B Preferred Stock for a per share amount in cash equal to: (i) the sum of (A) the liquidation preference (reflecting increases for compounded dividends) thereof plus (B) all accrued dividends as of the applicable redemption date, multiplied by (ii) (A) 105% if the redemption occurs at any time prior to the seventh anniversary of the Closing Date and (B) 100% if the redemption occurs at any time on or after the seventh anniversary of the Closing Date. Upon certain change of control events involving the Company, the holders of the Series B Preferred Stock may, at such holder’s election, convert their shares of Series B Preferred Stock into common stock at the then‑current conversion price or require the Company to purchase all or a portion of such holder’s shares of Preferred Stock that have not been so converted at a purchase price per share of Preferred Stock, payable in cash, equal to the greater of (I) (A) if the change of control effective date occurs at any time prior to the seventh anniversary of the Closing Date, the product of 105% multiplied by the sum of (x) the liquidation preference of such share of Series B Preferred Stock (reflecting increases for compounded dividends) plus (y) the accrued dividends in respect of such share of Series B Preferred Stock as of the change of control purchase date and (B) if the change of control effective date occurs on or after the seventh anniversary of the Closing Date, the sum of (x) the liquidation preference (reflecting increases for compounded dividends) of such share of Series B Preferred Stock plus (y) the accrued dividends in respect of such share of Series B Preferred Stock as of the change of control purchase date and (II) the consideration that would have been payable in connection with such change of control if such share of Series B Preferred Stock had been converted into common stock immediately prior to the change of control.
We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and have therefore classified the Series A and Series B Preferred Stock outside of shareholders’ equity on the Consolidated Balance Sheet because the shares contain liquidation features that are not solely within the Company's control. The Series A and Series B Preferred Stock were recorded at their fair value on the date of issuance net of $4.6 million of issuance costs. The Company has elected not to adjust the carrying value of the Series A and Series B Preferred Stock to the liquidation preference of such shares because of the uncertainty of whether or when such an event would occur. Subsequent adjustments to increase the carrying value to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur.
2021 Preferred Stock
Post-IPO
Immediately prior to the consummation of our IPO on June 28, 2021, all outstanding shares of our preferred stock were converted to shares of our common stock. We had no preferred stock outstanding as of December 31, 2021.
Pre-IPO
In March 2021, the Company issued 1.4 million shares of Series E Stock at a value of $55.1 million as part of the Zipnosis acquisition. During April 2021, the Company issued 2.1 million shares of Series E Stock at a value of $79.8 million as part of the CHP acquisition.
NOTE 13. SHARE-BASED COMPENSATION
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

2021 Incentive Plan

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. There are 73.4 million shares of common stock authorized for issuance under the 2021 Incentive Plan. As of December 31, 2021, a total of 18.1 million shares of common stock were available for future issuance under the 2021 Incentive Plan.
Share-Based Compensation Expense
We recognized share-based compensation expense of $109.7 million, $68.4 million, and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in operating costs in the Consolidated Statements of Income (Loss).
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
The calculated value of each option award is estimated on the date of grant using a Black- Scholes option valuation model that used the following assumptions for options granted during 2022, 2021 and 2020:

	2022	2021	2020
Risk-free interest rate	1.9%	0.8%	0.9%
Expected volatility	54.3%	33.4%	31.3%
Expected dividend rate	0.0%	0.0%	0.0%
Forfeiture rate	10.2%	14.4%	14.5%
Expected life in years	6.0	6.1	6.1
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
The activity for the stock options for the year ended December 31, 2022 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	69,244	1.84	8.2	$113,908
Granted	8,479	1.83
Exercised	(1,232)	1.07
Forfeited	(10,156)	2.05
Expired	(2,044)	2.02
Outstanding at December 31, 2022	64,291	$1.82	6.7	$82
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020, was $0.96, $10.79 and $0.61 , respectively, per share. The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2022, 2021 and 2020, was $1.1 million, $21.0 million and $2.7 million, respectively. At December 31,

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

2022, there was $81.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the year ended December 31, 2022 (in thousands, except weighted average grant date fair value):

	RSU
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at January 1, 2022	15,651	$3.98
RSUs granted	30,272	1.74
RSUs vested	(391)	5.04
RSUs canceled	(7,965)	2.97
Unvested RSUs at December 31, 2022	37,567	$2.37

We recognized share-based compensation expense related to RSUs of $23.6 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively, and is included in operating costs in the Consolidated Statements of Income (Loss). No share-based compensation expense related to RSUs was recognized as of December 31, 2020. As of December 31, 2022 , there was $54.7 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 2.1 years.

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
The following table summarizes PSU award activity for the year ended December 31, 2022 (in thousands, except weighted average grant date fair value):

	PSU
	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at January 1, 2022	14,700	$9.30
PSUs granted	—	—
PSUs canceled	(4,200)	9.30
Unvested PSUs at December 31, 2022	10,500	$9.30
We recognized share-based compensation expense related to the PSU grant of $34.8 million and $20.5 million for the years ended December 31, 2022 and 2021, respectively, and is included in operating costs in the Consolidated Statements of Income (Loss). No share-based compensation expenses related to RSUs was recognized as of December 31, 2020. At December 31, 2022, there was $35.1 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of 1.5 years.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

NOTE 14. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31 (in thousands, except for per share amounts):

	2022	2021	2020
Loss from continuing operations, net noncontrolling interests and accrued preferred stock dividends	$(773,316)	$(329,607)	$(161,222)
Loss from discontinued operations	(721,915)	(855,255)	(87,220)
Net loss attributable to Bright Health Group, Inc. common shareholders	$(1,495,231)	$(1,184,862)	$(248,442)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	629,459	392,243	136,193
Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders
Continuing operations	$(1.23)	$(0.84)	$(1.18)
Discontinued operations	$(1.15)	$(2.18)	$(0.64)
Net loss per share attributable to common stockholders, basic and diluted	$(2.38)	$(3.02)	$(1.82)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the years ended December 31 (in thousands):

	2022	2021	2020
Redeemable preferred stock	318,531	—	417,437
Stock options to purchase common stock	64,291	69,244	63,925
Restricted stock units	37,567	15,651	—
Total	420,389	84,895	481,362
NOTE 15. BENEFIT PLANS
The Company has a 401(k) retirement salary savings plan (“the 401(k) Plan”) for all eligible employees. We made safe harbor matching contributions equal to 100% of the first 2% and 50% of the next 4% of employee contributions to the 401(k) Plan. The Company’s contribution expense was $7.0 million, $4.4 million and $1.9 million for 2022, 2021 and 2020, respectively, and was included in operating costs in the Consolidated Statements of Income (Loss).
NOTE 16. INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Current	$1,648	$84	$—
Deferred	2,032	(26,605)	(9,161)
Total income tax expense (benefit)	$3,680	$(26,521)	$(9,161)

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the statutory tax rate (21%) to the effective income tax rate for the years ended December 31, 2022, 2021 and 2020, is as follows (in thousands):

	2022	2021	2020
Tax benefit at federal statutory rate	$(153,289)	$(254,391)	$(52,173)
Increase (decrease) in income taxes resulting from:
Adjustment to deferred tax valuation allowance	98,695	219,478	43,012
Permanent adjustments - book NCI reversal adjustment	20,089	1,364	—
Permanent adjustments - impairment	17,239	—	—
Permanent adjustments - compensation related	16,644	13,342	—
Permanent adjustments - other	2,520	816	—
State income taxes, net of federal benefit	1,714	(9,158)	—
Prior year adjustments	(57)	(306)	—
Other, net	125	2,334	—
Income tax expense (benefit)	$3,680	$(26,521)	$(9,161)
Effective tax rate	(0.5%)	2.2%	3.6%
The tax effects of temporary differences related to deferred tax assets and liabilities for the years ended December 31, 2022 and 2021, are as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$687,867	$364,574
Premiums received in advance	536	2,314
Accrued salaries and benefits	39,112	11,194
Section 195 startup expenditures	2,661	2,164
Adjustment for noncontrolling interest	—	5,209
Intangible amortization	23,427	2,798
Transaction costs	2,255	1,472
Depreciation expense	3,579	653
Investment loss	—	232
Unrealized loss	15,292	—
Claims Incurred but not Reported (IBNR)	34,267	1,994
Other	6,186	1,273
Total deferred tax assets	815,182	393,877
Less valuation allowance	(729,683)	(331,625)
Total deferred tax assets, net valuation allowance	85,499	62,252
Deferred tax liabilities:
Prepaid expenses	(11,291)	(7,972)
Fixed assets	(458)	(458)
Goodwill and intangible assets	(64,336)	(38,712)
Unrealized gains	—	(16,147)
Adjustment for noncontrolling interest	(3,237)	—
Investment income	(9,241)	—
Total deferred tax liabilities	(88,563)	(63,289)
Net deferred tax liabilities	$(3,064)	$(1,037)

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

Net operating losses (NOLs) were $5.8 billion and $1.9 billion as of December 31, 2022 and 2021, respectively. These NOLs start to expire in 2036.
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
As of December 31, 2022, there were no unrecognized tax benefits recorded.
The Company files income tax returns in the U.S. federal jurisdiction and all state jurisdictions as necessary. The Company’s U.S. federal returns are no longer subject to income tax examinations for taxable years before 2019. State tax returns for taxable years before 2018 are no longer subject to examination.
The Company’s effective income tax rate varies from the federal statutory rate of 21% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. The overall tax expense for the year ended December 31, 2022 is primarily due to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. In the year ended December 31, 2021, the overall tax benefit was attributable to the release of a valuation allowance in connection with new deferred tax liabilities recorded on identifiable intangibles as part of business combination accounting for BND, Zipnosis, THNM, and CHP stock acquisitions occurring in the year ended December 31, 2021.
NOTE 17. COMMITMENTS AND CONTINGENCIES
Leases: We lease our facilities under operating leases that are noncancelable and expire on various dates with options to renew. Operating lease costs were $18.3 million, $13.3 million and $5.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The years ended December 31, 2022 and 2021 included immaterial short-term lease costs and sublease income. Operating lease costs are included in operating costs in the Consolidated Statements of Income (Loss).
At December 31, 2022 and 2021, the assets and liabilities related to operating leases in our Consolidated Balance Sheets are as follows (in thousands):

	Balance Sheet Location	2022	2021
Assets
Operating lease ROU assets	Other non-current assets	$39,066	$45,345
Liabilities
Operating lease liabilities — current	Other current liabilities	12,660	13,227
Operating lease liabilities — noncurrent	Other liabilities	33,451	37,039
Total lease liabilities		$46,111	$50,266

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

Supplemental cash flow and noncash information related to our operating leases was as follows (in thousands):

	2022	2021
Operating cash flows from operating leases	$20,385	$16,616
ROU assets obtained in exchange for new lease liabilities	7,417	14,932
ROU assets obtained from acquisitions	—	11,956
Weighted-average remaining lease term (in years)	5.0	5.2
Weighted-average discount rate	6.0%	6.0%
At December 31, 2022, future minimum annual lease payments under all noncancelable operating leases are as follows (in thousands):

Minimum Lease Payments
Years ending December 31:
2023	$13,067
2024	11,842
2025	9,242
2026	7,271
2027	4,780
Thereafter	7,636
Undiscounted future minimum payments	53,838
Imputed interest	(7,727)
Total reported lease liability	$46,111

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

By letter dated January 28, 2022, we received a demand from a purported stockholder to inspect our books and records pursuant to Delaware law. The demand sought information related to the December 6, 2021 Investment Agreement that the Company entered into with NEA and Cigna. The Company and the stockholder’s counsel executed a confidentiality agreement, and we produced certain books and records in response to the demand. On June 3, 2022, the purported stockholder filed a putative class action complaint against us and our Board of Directors alleging that the standstill provisions and certain transfer restrictions in the Investment Agreement breached fiduciary duties to stockholders. The case is captioned Berger v. Adkins et al., 2022-0487 (Del. Ch.). The complaint sought declaratory and injunctive relief, and an award of attorneys’ fees, but did not allege damages. The Company settled this matter in the fourth quarter of 2022 and is negotiating the amount of attorneys’ fees to be included in the settlement. We have accrued a liability of $0.8 million in relation to this matter.

Based on our assessment of the facts underlying the claims and the degree to which we intend to defend the Company in these matters, other than as set forth above, the amount or range of reasonably possible losses, if any, cannot be estimated. As a

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

result, other than as set forth above, we have not accrued for any potential loss as of December 31, 2022 for these actions. There were no material known contingent liabilities as of December 31, 2021.

Other commitments: As of December 31, 2022, we had $46.1 million outstanding, undrawn letters of credit under the Credit Agreement. Further to the undrawn letters of credit under the Credit Agreement, we had an additional $7.5 million of unused letters of credit as of December 31, 2022.
Restricted capital and surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. Our regulated subsidiaries had statutory capital and surplus of $55.0 million and $88.3 million as of December 31, 2022 and 2021, respectively. The estimated statutory capital and surplus required to satisfy these regulatory requirements was $63.1 million and $33.3 million as of December 31, 2022 and 2021, respectively. We were out of compliance with the minimum level for one of our regulated insurance legal entities of our continuing operations, and have since contributed additional capital to remediate the deficiency.
The amount of ordinary dividends that may be paid out of the regulated legal entities’ unassigned surplus during any given period is subject to certain restrictions as specified by state statutes, which generally require prior-year net income or sufficient statutory capital and surplus. The regulated legal entities did not pay any dividends during 2022, and paid two dividends during 2021 to the parent holding company.
NOTE 18. SEGMENTS AND GEOGRAPHIC INFORMATION
Factors used to determine our reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s chief operating decision maker (“CODM”) to evaluate its results of operations. We have identified three operating segments based on our primary product and service offerings: Bright HealthCare, formerly Medicare Advantage, and Consumer Care, formerly NeueHealth, within our continuing operations and Bright HealthCare – Commercial within our discontinued operations.
The following is a description of the types of products and services from which the two reportable segments of our continuing operations derive their revenues:
Bright HealthCare: Our delegated senior managed care business that partners with a tight group of aligned providers in California. Our healthcare financing and distribution business focused on serving aging and underserved populations with unmet clinical needs through a Fully-Aligned Care Model. As of December 31, 2022, Bright HealthCare includes MA products in 6 states, which serve over 125,000 lives and generally focus on higher risk, special needs, or other traditionally underserved populations.
Consumer Care: Our value-driven care delivery business that manages risk in partnership with external payors, Consumer Care, aims to significantly reduce the friction and current lack of coordination between payors by delivering on our Fully-Aligned Care Model with multiple payors. Our Consumer Care business delivers virtual and in-person clinical care through its approximately 74 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, Consumer Care maintains over 579,000 unique patient relationships as of December 31, 2022, approximately 530,000 of which are served through value-based arrangements, across multiple payors. Through 2022, Consumer Care received network rental fees from our discontinued Bright HealthCare – Commercial segment for the delivery of Consumer Care’s Care Partner and network services. In addition, Consumer Care contracted directly with Bright HealthCare – Commercial to provide care through its managed and affiliated clinics. Other Consumer Care customers include external payors, third party administrators, affiliated providers and direct-to-government programs. Beginning in 2023, our discontinued Bright HealthCare – Commercial segment will no longer be a customer of the Consumer Care business with external payors becoming the primary customers of the segment.
Transactions between reportable segments principally consist of care management and local care delivery provided by Consumer Care to Bright HealthCare. We utilize operating income (loss) before income taxes as the profitability metric for our reportable segments.
For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

The following tables present the reportable segment financial information for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Year Ended December 31, 2022	Bright HealthCare	Consumer Care	Corporate & Eliminations	Consolidated
Premium revenue	$1,652,045	$112,904	$—	$1,764,949
Direct Contracting revenue	—	654,087	—	654,087
Service revenue	—	48,013	—	48,013
Investment income	410	(55,429)	—	(55,019)
Total unaffiliated revenue	1,652,455	759,575	—	2,412,030
Affiliated revenue	—	1,029,032	(1,029,032)	—
Total segment revenue	1,652,455	1,788,607	(1,029,032)	2,412,030
Operating loss	(173,834)	(315,744)	(132,670)	(622,248)
Depreciation and amortization	$17,702	$24,252	$8,476	$50,430
Goodwill Impairment	70,017	1,208	—	71,225
Intangible Assets Impairment	—	42,611	—	42,611
Restructuring charges	445	2,116	29,178	31,739

Year Ended December 31, 2021	Bright HealthCare	Consumer Care	Corporate & Eliminations	Consolidated
Premium revenue	$1,297,273	$93,057	$—	$1,390,330
Service revenue	—	42,469	—	42,469
Investment income	(80)	80,314	—	80,234
Total unaffiliated revenue	1,297,193	215,840	—	1,513,033
Affiliated revenue	—	245,334	(245,334)	—
Total segment revenue	1,297,193	461,174	(245,334)	1,513,033
Operating loss	(169,107)	(114,921)	(59,599)	(343,627)
Depreciation and amortization	$14,245	$18,333	$2,471	$35,049

Year Ended December 31, 2020	Bright HealthCare	Consumer Care	Corporate & Eliminations	Consolidated
Premium revenue	$480,112	$7,793	$—	$487,905
Service revenue	—	18,514	—	18,514
Investment income	8,468	—	—	8,468
Total unaffiliated revenue	488,580	26,307	—	514,887
Affiliated revenue	—	10,840	(10,840)	—
Total segment revenue	488,580	37,147	(10,840)	514,887
Operating loss	(43,634)	(8,707)	(118,042)	(170,383)
Depreciation and amortization	$1,477	$1,895	$4,917	$8,289
We do not include asset information by reportable segment in the reporting provided to the CODM.
NOTE 19. REDEEMABLE NONCONTROLLING INTEREST
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

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

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
Based on the nature of the put option redemption feature, which is outside the control of the Company, each of these noncontrolling interests are classified as redeemable in the accompanying Consolidated Balance Sheets at December 31, 2022. The put option redemption feature that is outside the control of the Company is settled at a multiple of EBITDA, which is an other than fair value settlement amount. As such, we will make a measurement adjustment when the put option redemption price exceeds the carrying amount as calculated under ASC 810, Consolidation.
The following table provides details of our redeemable noncontrolling interest activity for the years ended December 31, 2022 and 2021 (in thousands):

Redeemable Noncontrolling Interest
Balance at December 31, 2020	$39,600
Acquisitions	82,310
Loss attributable to noncontrolling interest	(29,263)
Measurement adjustment	35,760
Balance at December 31, 2021	$128,407
Earnings attributable to noncontrolling interest	29,883
Distributions	(4,311)
Measurement adjustment	65,779
Balance at December 31, 2022	$219,758

NOTE 20. DIRECT CONTRACTING

Beginning January 1, 2022, we began participating in CMS’ DC Model with two DCEs participating through the global risk arrangement and assuming full risk for the total cost of care of aligned beneficiaries. As part of our participation in the DC Model, we are guaranteeing the performance of our care network of participating and preferred providers. The intention of the DC Model is to enhance the quality of care for Medicare FFS beneficiaries while reducing the administrative burden, supporting a focus on complex, chronically ill patients, and encouraging physician organizations that have not typically participated in Medicare FFS programs to serve Medicare FFS beneficiaries. CMS redesigned the DC Model and renamed the model the ACO Realizing Equity, Access, and Community Health (REACH) Model (“ACO REACH Model”) effective January 1, 2023.

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

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

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

Performance Guarantees

Through our participation in the DC Model, we determined that our arrangements with the providers of our DCE beneficiaries require us to guarantee their performance to CMS. At the beginning of the performance year, we recognized the Direct Contracting performance year obligation and receivable for the duration of the performance year. This receivable and obligation are measured at an amount equivalent to the Performance Year Benchmark per CMS that is representative of the expected Medicare expenditures for beneficiaries aligned to our DCEs. As we fulfill our obligation, we amortize the guarantee on a straight-line basis for the amount that represents the completed portion of the performance obligation. The receivable is reduced as we receive payments from CMS for in-network claims or receive CMS reporting detailing out-of-network claims paid by CMS on behalf of our aligned beneficiaries. At the end of each reporting period, we estimate both in-network claims and out-of-network claims incurred by beneficiaries aligned to our DCEs but not yet reported and record a reserve for the estimated amount which is included in medical costs payable on the Consolidated Balance Sheets. For each performance year, the final consideration due to the DCEs by CMS (shared savings) or the consideration due to CMS by the DCEs (shared loss) is reconciled in the year following the performance year. On a quarterly basis CMS adjusts the Performance Year Benchmark based upon revised trend assumptions and changes in attributed membership. CMS will also estimate the shared savings or loss for the DCE on a quarterly basis based upon this revised Performance Year Benchmark, changes to membership, payments made to the DCE for in-network claims, out-of-network claims paid on behalf of the DCE and various other assumptions including incurred but not reported reserves. The Performance Year Benchmark is our best estimate of our obligation as we are unable to estimate the potential shared savings or loss due to the “stop-loss arrangement”, risk corridor components of the agreement, and a number of variables including but not limited to risk ratings and benchmark trends that could have an inestimable impact on estimated future payments.

There were no financial statement impacts of the performance guarantee at December 31, 2021 or for the years ended December 31, 2021 or 2020. The tables below include the financial statement impacts of the performance guarantee at December 31, 2022 and for the year then ended (in thousands):

December 31, 2022
Direct contracting performance year receivable(1)(2)	$99,181
Direct contracting performance year obligation(2)	—

(1)     We estimate there to be $97.1 million in in-network and out-of-network claims incurred by beneficiaries aligned to our DCE but not reported as of December 31, 2022; this is included in medical costs payable on the Consolidated Balance Sheet.
(2)    Our CMS benchmark was reduced by $71.6 million during the year ended December 31, 2022.

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

2022
Amortization of Direct contracting performance year receivable	$554,905
Amortization of Direct contracting performance year obligation	654,087
Direct contracting revenue	654,087

NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Correction of prior period financial statements

Subsequent to the issuance of the condensed consolidated financial statements for the quarter ended September 30, 2022, we identified an error in the accounting for gross versus net revenue recognition conclusion from certain value-based care arrangements. As a result, Premium revenue and Medical costs have been reduced by $23.3 million, $30.4 million for the quarters ended March 31 and June 30, 2022, respectively. There is no impact on Operating loss or Net loss. There was no impact to the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of changes in redeemable preferred stock and shareholders’ equity (deficit) and condensed consolidated statements of cash flows.

For the quarter ended September 30, 2022 we also identified an error in the data used to account for RAF, as a result of this error as well as the previously noted error in accounting for gross versus net revenue recognition conclusion from certain value-based care arrangements, Premium revenue decreased $49.9 million, Medical costs decreased $39.2 million, and Operating loss and Net loss increased $10.8 million. As of September 30, 2022 there were corresponding decreases of $17.9 million in Accounts receivable and $7.2 million in medical costs payable on the condensed consolidated balance sheets. The impact on net loss, accounts receivable and medical costs payable had corresponding impacts on condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of changes in redeemable preferred stock and shareholders’ equity (deficit) and condensed consolidated statements of cash flows.

The Company determined that the correction of these errors was not material to the condensed consolidated financial statements.
The following tables provide details of our quarterly financial information for the years ended December 31, 2022 and 2021 (in thousands):

2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating Revenues	$644,559	$599,222	$598,875	$569,374
Operating Income (Loss) from continuing operations, net of tax	(77,062)	(182,648)	(200,790)	(177,465)
Operating Income (Loss) from discontinued operations, net of tax	(17,115)	(155,134)	(69,339)	(480,327)
Less: Income attributable to non-controlling interests	(1,413)	(36,528)	(46,711)	(11,012)
Less: Preferred Stock Dividends Accrued	(8,938)	(9,461)	(9,684)	(11,604)
Income (Loss) attributable to Bright Health Group, Inc. common shareholders	$(104,528)	$(383,771)	$(326,524)	$(680,408)

Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders
Continuing operations	$(0.14)	$(0.36)	$(0.41)	$(0.32)
Discontinued operations	(0.03)	(0.25)	(0.11)	(0.76)
Basic and diluted loss per share	(0.17)	(0.61)	(0.52)	(1.08)

Bright Health Group, Inc.
Notes to Consolidated Financial Statements

2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Revenues	$252,748	$415,105	$464,957	$380,223
Operating Income (Loss) from continuing operations, net of tax	(47,620)	(29,442)	(76,643)	(169,405)
Operating Income (Loss) from discontinued operations, net of tax	23,075	(14,281)	(217,288)	(646,761)
Less: Income attributable to non-controlling interests	(617)	(795)	(3,942)	(1,143)
Less: Preferred Stock Dividends Accrued	—	—	—	—
Income (Loss) attributable to Bright Health Group, Inc. common shareholders	$(25,162)	$(44,518)	$(297,873)	$(817,309)

Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders
Continuing operations	$(0.34)	$(0.19)	$(0.13)	$(0.27)
Discontinued operations	0.16	(0.09)	(0.34)	(1.03)
Basic and diluted loss per share	(0.18)	(0.28)	(0.47)	(1.30)

NOTE 22. SUBSEQUENT EVENTS

On January 3, 2023, we granted 27.1 million RSUs that will vest in two years. On March 6, 2023 we granted 26.8 million RSUs that will vest ratably over a three-year period.

We have evaluated the events and transactions that have occurred through the date at which the consolidated financial statements were issued. Other than those described above, no additional events or transactions have occurred that may require adjustment to the consolidated financial statements or disclosures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Limitations of Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in 13a-15(f) of the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”).

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on an evaluation under these criteria, and the existence of the material weakness described below, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, management identified a material weakness in the control activities component of internal control over financial reporting as defined by the COSO framework. Specifically, multiple deficiencies constituted a material weakness, in the aggregate, relating to deployment of control activities through internal control policies that establish what is expected and procedures that put policies into action.

The following factors contributed to the identified material weakness in the Company’s control activities component. The Company announced in the fourth quarter of 2022 plans to exit the IFP business effective December 31, 2022. The Company decreased its focus on performing certain control activities in accordance with policies and procedures. This resulted in our inability to fully validate remediation of the material weakness identified in the prior year for claims pertaining to our IFP business, due to new controls and processes that were implemented that did not have a sufficient period of time to operate effectively. These IFP processes and significant accounts in the fourth quarter of 2022 include, but are not limited to, revenue and membership, enrollment and eligibility, and claims processing.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.

Change in Internal Control over Financial Reporting

Other than as described below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Efforts to Address the Material Weaknesses

In response to the material weakness in our internal control over financial reporting identified as of December 31, 2021, our management, with the oversight of the audit committee of our Board of Directors, has dedicated resources and efforts to improve our internal control over financial reporting and has taken action to remediate the material weakness. The material weakness identified related to claims pertaining to our IFP business, which were processed by a third-party service provider. The claims were processed inaccurately according to terms of provider contracts and/or related fee schedules, or did not consistently go through claims re-pricing, where necessary, prior to payment.

In response to this material weakness, we focused on enhancing our pre-pay and post-pay claims quality assurance procedures and data mining capabilities. These capabilities have enabled early identification of overpayment issues so the issues can be addressed timely. Additionally, our provider data improvement initiatives have enhanced the accuracy of our provider rosters, determination of in-network versus out-of-network status, and alignment of providers to appropriate contracts and fee schedules. Finally, additional front-end claims review procedures implemented in the first quarter of fiscal year 2022 have resulted in improved claims payment accuracy, based on fee schedules agreed-upon with providers. While the Company has made significant progress in its remediation efforts, a material weakness remains relating to the Company’s IFP business as of December 31, 2022, as noted above in Management's Annual Report on Internal Control over Financial Reporting.

In response to the material weakness in our internal control over financial reporting identified as of December 31, 2022, our management, with the oversight of the audit committee of our Board of Directors, will continue to dedicate resources and efforts to improve our internal control over financial reporting and continue to take actions to remediate the material weakness, including the reinforcement of the importance of performing control activities, assigning responsibility to perform those control activities timely, consistently and comprehensively, and addressing issues of non-compliance timely. This will also include performing control activities over the run out of the IFP business in 2023 due to the discontinuation of the IFP business effective December 31, 2022.

Once the applicable controls have operated for a sufficient period of time, management will test the design and operating effectiveness of the controls to determine if the material weakness has been remediated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bright Health Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bright Health Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 16, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2022. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company identified a material weakness in the control activities component of internal control over financial reporting as defined by the COSO framework. Specifically, multiple deficiencies constituted a material weakness, in the aggregate, relating to deploying control activities through internal control policies that establish what is expected and procedures that put policies into action. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 16, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is provided in Part I under the heading “Information About our Executive Officers.”

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board currently consists of 12 members. Our amended and restated certificate of incorporation provides that our Board will initially be classified and will transition to an annually elected Board through a gradual phase-out process. At the 2024 annual meeting of stockholders and each annual meeting of stockholders thereafter, all directors shall be elected to hold office for a one-year term expiring at the next annual meeting of stockholders. Pursuant to such procedures, effective as of the conclusion of the 2024 annual meeting of stockholders, the Board will no longer be classified and directors shall no longer be divided into three classes.
Presented below is information with respect to our four Class II director nominees to be elected as directors at this year's Annual Meeting, our Class I directors and our Class III directors. The information presented below for each director includes the specific experience, qualifications, attributes and skills that led us to the conclusion that such director should serve on the Board.
Class II Directors – Terms expire in 2023

Linda Gooden, age 69, has served as a director since November 2020. Ms. Gooden has served over 30 years in various senior leadership roles with Lockheed Martin Corporation (“Lockheed”), most recently as Executive Vice President, Information Systems & Global Solutions (“IS&GS”) from 2007 to 2013. Under her leadership as Executive Vice President of IS&GS, Lockheed expanded systems integration, security and transformation capabilities beyond government customers to international and commercial markets. She also served as Lockheed’s Deputy Executive Vice President, Information and Technology Services from October to December 2006 and its President, Information Technology from 1997 to December 2006. In her role as President of Lockheed’s IT division, Ms. Gooden founded and grew the business over a 10-year period to become a multi-billion dollar business. In the past eight years, Ms. Gooden has served on the Board of General Motors Company, The Home Depot, Inc., Automatic Data Processing, Inc., WGL Holdings, Inc. and Washington Gas & Light Company, a subsidiary of Alta Gas.

We believe that Ms. Gooden contributes to our Board her executive and boardroom experience at numerous publicly-held companies and her extensive experience with information technology and information security matters.

Jeffery R. Immelt, age 67, has served as a director since April 2020. Since 2018, Mr. Immelt has served as a venture partner on the technology and healthcare investing teams for New Enterprise Associates, a venture capital firm. From 2001 to 2017, Mr. Immelt served as the Chairman and Chief Executive Officer of General Electric Company. Mr. Immelt joined General Electric in 1982 and held various roles within the company before assuming his position as Chief Executive Officer. Mr. Immelt currently serves on the boards of Collective Health, Inc., Twilio Inc., where he is also a member of the compensation committee, Desktop Metal, Inc., where he is also a member of the audit committee, and Bloom Energy Cooperation, where he is also a member of the audit committee.

We believe Mr. Immelt contributes to our Board his executive and boardroom experience at numerous publicly-held companies.

Manuel Kadre, age 57, has served as a director since November 2020. Mr. Kadre is Chairman and Chief Executive Officer of MBB Auto Group, a premium luxury retail automotive group with a number of dealerships in the Northeast, a position he has held since 2012. Prior to his current role, Mr. Kadre was the Chief Executive Officer of Gold Coast Caribbean Importers, LLC from July 2009 until 2014. From 1995 until July 2009, Mr. Kadre served in various roles, including President, Vice President, General Counsel and Secretary, for CC1 Companies, Inc., a distributor of beverage products in markets throughout the Caribbean. Mr. Kadre is currently a member of the board of directors of Florida Free Trade Area of the Americas, Miami International Airport Blue Ribbon Aviation Panel and Florida Self-Insurers Guaranty Association, and is Chairman of the United Way Alexis de Tocqueville Society. Mr. Kadre serves as Chairman of the Board of Republic Services, Inc. and serves on the boards of directors of The Home Depot, Inc., Mednax Services, Inc. and the Board of Trustees of the University of Miami.

We believe Mr. Kadre contributes to our Board his significant chief executive and senior management experience leading large companies, as well as his experience as a director of companies, including service as chairman and lead independent director of three public companies.

Stephen Kraus, age 46, has served as a director since March 2016. Mr. Kraus has served as an investment professional at Bessemer Venture Partners, a venture capital firm, since 2004 and has been a partner since 2011. Mr. Kraus currently serves on the boards of directors of various privately held companies. Mr. Kraus also serves as an advisor to various organizations, including but not limited to Boston Children’s Hospital and the Harvard Business School's Center for Entrepreneurship, and on the investment committees of various organizations, including but not limited to Blue Cross Blue Shield of Massachusetts.

We believe Mr. Kraus is qualified to serve on our Board due to his experience as a venture capitalist and his service on the boards of directors of other healthcare companies.

Class I Directors - Terms expire in 2024

Naomi Allen, age 49, has served as a director since February 2020. Since October 2019, Ms. Allen has served as the Chief Executive Officer and Co-founder of Brightline, Inc. From April 2018 until October 2019, Ms. Allen served as the Chief Growth Officer at Livongo Health, Inc., overseeing key strategic growth initiatives. Prior to Livongo Health, Inc., Ms. Allen was a category designer at Play Bigger from February 2017 to April 2018. Prior to joining Play Bigger, Ms. Allen was on sabbatical from December 2015 until February 2017, and also held various executive positions at Castlight Health, Inc. from April 2008 until December 2015.

We believe Ms. Allen contributes to our Board because of her experience advising healthcare companies as an executive officer.

Matthew G. Manders, age 61, has served as a director since March 2022. Mr. Manders served as the president of Cigna Corporation’s (“Cigna”) Government and Solutions organization from January 2021 through December 2021, building on his successful 30-plus-year career with the company. From November 2018 to January 2021, Mr. Manders served as the President of Cigna’s Strategy and Solutions organization. Prior those roles, he served as Cigna’s President of Government & Individual Programs & Group Insurance from February 2017 to November 2017, and as President US Markets from June 2014 to February 2017. Mr. Manders has served as a Trustee of Eisenhower Fellowships since 2013, is the Chair of its Administration and Finance Committee, and is a member of its Audit, Compensation and Executive Committees.

We believe Mr. Manders contributes to our Board because of his financial expertise and his experience supervising healthcare companies as an executive officer.

Adair Newhall, age 44, has served as a director since May 2017. Mr. Newhall is a Partner at StepStone Group, which acquired Greenspring Associates in 2021, where he served in various position since January 2015. Prior to Greenspring Associates, Mr. Newhall served as a principal at Domain Associates, LLC from August 2009 until December 2014. Prior to joining Domain Associates, LLC, Mr. Newhall worked in the business development group at Esprit Pharma, Inc., where he assisted with multiple product acquisitions and the subsequent sale of the company to Allergan plc. Before that, Mr. Newhall worked at ESP Pharma, Inc., which was acquired by PDL BioPharma, Inc. Mr. Newhall currently serves on the Board of Crown Laboratories, Inc. and is a board observer at Aetion, Inc. and Paladina Health LLC.

We believe Mr. Newhall contributes to our Board through his experience investing in and advising healthcare companies, as well as his experience as a director of companies.

Andrew Slavitt, age 56, has served as a director since August 2021. He previously served as a director of the Company form April 2018 until January 2021, when he was appointed as President Biden’s White House Senior Advisor for the COVID-19 response effort. Mr. Slavitt is the founder and General Partner of Town Hall Ventures, which invests in healthcare innovations in vulnerable communities, a position he has held since 2018. Prior to that, he served as the Acting Administrator for the Centers for Medicare & Medicaid Services from 2015 to 2017, and as Group Executive Vice President of Optum, UnitedHealth Group's health services platform, from 2012 to 2014. From 2006 through 2011, Mr. Slavitt was the CEO of OptumInsight (formerly Ingenix), a UnitedHealth Group subsidiary. He serves on the Board of Directors of private companies Cityblock Health, Inc. and Equality Health, LLC, is co-chair of the Future of Healthcare Initiative at the Bipartisan Policy Center, and previously served as a director of Capella Education Company, an education services company (formerly Nasdaq: CPLA). Mr. Slavitt received his MBA from Harvard Business School and Bachelor of Arts and Bachelor of Science degrees from the University of Pennsylvania.

Mr. Slavitt brings to our Board of Directors extensive executive and leadership experience in the healthcare industry. His leadership at Centers for Medicare & Medicaid Services and within the healthcare insurance industry provides a valuable perspective to our Board.

Class III Directors - Terms expire in 2024

Robert J. Sheehy, age 65, is one of our co-founders and served as Chief Executive Officer from September 2015 until April 2020, and served as our Executive Chairman from April 2020 to May 2021. From 1986 to 2008, Mr. Sheehy held various executive positions at UnitedHealth Group, Inc., including as Chief Executive Officer of UnitedHealthcare, Inc. Mr. Sheehy currently serves on the Board of Directors for Radiology Partners, Inc. and the University of Michigan Health System. Following UnitedHealth Group, Inc. Mr. Sheehy served as an Operating Partner at Genstar Capital LLC, an Executive Partner at Flare Capital Partner, and a Strategic Advisor at Cimarron Healthcare Capital. Mr. Sheehy also continues to serve as an Executive Partner at Flare Capital Partners.

We believe that Mr. Sheehy brings leadership and a wealth of experience in healthcare to the Board, as well as knowledge of regulations and issues facing healthcare providers and medical companies.

G. Mike Mikan, age 51, has served as our Chief Executive Officer and President since April 2020. Mr. Mikan joined as our Vice Chairman and President in January 2019. Prior to joining Bright Health, Mr. Mikan served as Chairman and Chief Executive Officer of Shot-Rock Capital, LLC, a private investment firm, from January 2015 until December 2018. From January 2013 until December 2014, he served as President of ESL Investments, Inc. Mr. Mikan served as the Interim Chief Executive Officer of Best Buy Co., Inc. from April 2012 until September 2012. From November 1998 through February 2012, he served in various executive positions at UnitedHealth Group, Inc., including as Chief Financial Officer and as Chief Executive Officer of UnitedHealth Group’s Optum subsidiary. Mr. Mikan serves as a director of AutoNation, Inc.

We believe that Mr. Mikan contributes to our Board his management experience and expertise in the healthcare sector.

Kedrick D. Adkins Jr., age 70, has served as a director since February 2020. Mr. Adkins served as the Chief Financial Officer for the Mayo Clinic from 2014 through his retirement at the end of 2017. He also served as the President of Integrated Services of Trinity Health Care from 2007 to 2014. Prior to his service at Trinity Health Care, Mr. Adkins had a 30-year tenure at Accenture, a global management consulting firm. Mr. Adkins is a certified public accountant. Mr. Adkins currently serves as a director and member of the audit committee for ProAssurance Corporation. Mr. Adkins currently serves on the Advisory Board of Welsh, Carson, Anderson & Stowe, an investment firm specializing in healthcare and technology, and the board of directors for CHRISTUS Health, the University of Michigan Hospital System, and Medical Memory, a medical technology startup.

We believe Mr. Adkins contributes to our Board his experience as an executive at major healthcare companies as well as his experience in boardrooms for healthcare companies.

Mohamad Makhzoumi, age 43, has served as a director since March 2016. Mr. Makhzoumi is a General Partner and Head of Global Healthcare at New Enterprise Associates, where he has served in various positions since 2005. Prior to joining New Enterprise Associates, Mr. Makhzoumi served as an associate at Summit Partners, L.P. and as an analyst at UBS Group AG, concentrating on leveraged finance and sponsor-led transactions. Mr. Makhzoumi currently serves on the board of directors of private companies Aetion, Inc., American Pathology Partners, Inc., Collective Health, Inc., Comprehensive Pharmacy Services, Inc., Nuvolo Technologies Corp, and Radiology Partners, Inc.

We believe Mr. Makhzoumi contributes to our Board his extensive experience investing in and advising healthcare companies, as well as his experience as a director of companies.

Corporate Governance

Our business and affairs are managed under the direction of our Board. Our Board currently consists of 12 directors divided into three classes. The Board and its committees meet throughout the year on a set schedule and hold special meetings and act by written resolution from time to time, as appropriate. For the year ended December 31, 2022, our Board held ten meetings. Our Audit Committee, Compensation and Human Capital Committee (“Compensation Committee”), and Nominating and Corporate Governance Committees held four, four, and one meeting(s), respectively, during 2022. In 2022, each director attended at least 75% of the meetings of the Board during such director’s tenure and substantially all of the total number of meetings held by any of the committees of the Board on which the director served. Members of our Board are encouraged to attend our annual meetings of stockholders.

Board Leadership Structure

Our Board is led by Mr. Sheehy, the Chairman of the Board. Mr. Kadre, our Lead Director, provides effective independent oversight of management. Our Board selects its Chairperson and the Company’s Chief Executive Officer in the manner it considers in the best interests of the Company, and thus has no policy with respect to the separation of the offices of Chairperson and Chief Executive Officer. The Board believes that this issue should be considered periodically as part of the succession planning process, however, and that it is in the best interests of our company to make a determination regarding this issue each time it appoints a new Chief Executive Officer. Accordingly, the Board may determine that it is appropriate in the future to combine the roles of Chairperson and Chief Executive Officer.

When the Chairperson of the Board is not independent, our Board elects a Lead Director. The Lead Director helps coordinate the efforts of the independent and non-management directors in the interest of ensuring that objective judgment is brought to bear on sensitive issues involving the management of the Company and, in particular, the performance of senior management. The Lead Director presides at Board meetings at which the Chairperson is not present and, among other things, collaborates with our Chief Executive Officer on Board matters, and acts as a liaison between the independent directors, on one hand, and stockholders or the Chairperson, on the other.

Role of Board of Directors in Risk Oversight

The Board has extensive involvement in the oversight of risk management related to us and our business and accomplishes this oversight through the regular reporting by the Audit Committee. Through its regular meetings with management, including the finance, legal and internal audit functions, the Audit Committee reviews and discusses all significant areas of our business and summarizes for the Board all areas of risk and the appropriate mitigating factors.

Committees of the Board of Directors

The standing committees of our Board consist of an Audit Committee, a Compensation and Human Capital Committee and a Nominating and Corporate Governance Committee.

Our Chief Executive Officer and other executive officers regularly report to the non-executive directors and the Audit, the Compensation, and the Nominating and Corporate Governance Committee to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. The internal audit function reports functionally and administratively to our Chief Financial Officer and directly to the Audit Committee. We believe that the leadership structure of our Board provides appropriate risk oversight of our activities.

Audit Committee

The members of our Audit Committee are Kedrick Adkins, who serves as the Chair, Manuel Kadre and Linda Gooden, each of whom qualifies as an independent director under the NYSE corporate governance standards and independence requirements of Rule 10A-3 of the Exchange Act. Our Board has determined that Kedrick D. Adkins, Manuel Kadre and Linda Gooden each qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

The purpose of the Audit Committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our Board in overseeing and monitoring (1) the quality and integrity of our financial statements, including oversight of our accounting and financial reporting processes, internal controls and financial statement audits, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications, performance and independence, (4) our corporate compliance program, including our code of conduct and anti-corruption compliance policy, and investigating possible violations thereunder, (5) our risk management policies and procedures and (6) the performance of our internal audit function.

Our Board has adopted a written charter for the Audit Committee, which is available on our website investors.brighthealthgroup.com.

Compensation and Human Capital Committee

The members of our Compensation Committee are Jeffery R. Immelt, who serves as the Chair, Mohamad Makhzoumi and Manuel Kadre, each of whom meets the NYSE’s independence requirements applicable to compensation committee members.

The purpose of the Compensation Committee is to assist the Board in discharging its responsibilities relating to, among other things, (1) setting our compensation program and the compensation of our executive officers and directors, (2) administering our incentive and equity-based compensation plans and (3) preparing the Compensation Committee report required to be included in our proxy statement under the rules and regulations of the SEC.

Our Board has adopted a written charter for the Compensation Committee, which is available on our website investors.brighthealthgroup.com.

Compensation Committee Interlocks and Insider Participation

None of our current or former executive officers or employees currently serves, or has served during our last completed fiscal year, as a member of our Compensation Committee and, during that period, none of our executive officers served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a member of our Board. No member of our Compensation Committee has a material interest in any transaction described in the section titled “Certain Relationships and Related Party Transactions” below.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Manuel Kadre, who serves as the Chair, Stephen Kraus and Naomi Allen, each of whom qualifies as an independent director.

The purpose of our Nominating and Corporate Governance Committee is to assist our Board in discharging its responsibilities relating to (1) identifying individuals qualified to become new board members, consistent with criteria approved by the Board, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders, (3) identifying board members qualified to fill vacancies on any committee of the Board and recommending that the Board appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the Board corporate governance principles applicable to us, (5) overseeing the evaluation of the Board and management and (6) handling such other matters that are specifically delegated to the committee by the Board from time to time.

Our Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website investors.brighthealthgroup.com.

Background and Experience of Directors; Board Diversity

In accordance with our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee is responsible for reviewing the qualifications of potential director candidates and recommending for the Board’s selection those candidates to be nominated for election to the Board, subject to any obligations and procedures governing the nomination of directors to the Board that may be set forth in any stockholders agreement or investor rights agreement to which the Company is party.

The Nominating and Corporate Governance Committee is expected to consider (a) minimum individual qualifications, including strength of character, mature judgment, industry knowledge or experience and an ability to work collegially with the other members of the Board and (b) all other factors it considers appropriate, which may include age, diversity of background, existing commitments to other businesses, service on other boards of directors or similar governing bodies of public or private companies or committees thereof, potential conflicts of interest with other pursuits, legal considerations such as antitrust issues, corporate governance background, financial and accounting background, executive compensation background and the size, composition and combined expertise of the existing Board.

The Board is expected to monitor the mix of specific experience, qualifications and skills of its directors in order to assure that the Board, as a whole, has the necessary tools to perform its oversight function effectively in light of the Company’s business and structure.

Stockholder Communications Policy

Stockholders and other interested parties may communicate directly and confidentially with the Board or the independent directors by sending a letter addressed to the intended recipients, c/o Corporate Secretary, 8000 Norman Center Drive, Suite 900, Minneapolis, Minnesota 55437. The secretary will review such communications and, if appropriate, forward them only to the intended recipients. Communications that do not relate to the responsibilities of the intended recipients as directors of Bright Health (such as communications that are commercial or frivolous in nature) will not be forwarded. In addition, communications that appear to be unduly hostile, intimidating, threatening, illegal or similarly inappropriate will not be forwarded.

Stockholder Recommendations of Director Candidates

Stockholders who would like to recommend a director candidate for consideration by our Nominating and Corporate Governance Committee must send notice to Bright Health Group, Inc., Attn: Corporate Secretary, 8000 Norman Center Drive, Suite 900, Minneapolis, Minnesota 55437, by registered, certified or express mail, and provide us with a brief biographical sketch of the recommended candidate, a document indicating the recommended candidate’s willingness to serve if elected, and evidence of the stock ownership of the person recommending such candidate. The Nominating and Corporate Governance Committee or its chair will then consider the recommended director candidate in accordance with the same criteria applied to other director candidates, including those described in our corporate governance guidelines and the charter of the Nominating and Corporate Governance Committee.

Hedging Transactions

Pursuant to our Insider Trading Policy, we prohibit our employees, directors and officers from engaging in any transactions (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of the Company’s equity securities. Additionally, directors, officers and other employees are prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan without first obtaining pre-clearance from our General Counsel or his or her designee. None of our executive officers or directors pledged any of our securities during 2022.

Code of Conduct

We have adopted a Code of Conduct applicable to all employees, executive officers and directors that addresses legal and ethical issues that may be encountered in carrying out their duties and responsibilities, including the requirement to report any conduct they believe to be a violation of the Code of Conduct. The Code of Conduct is available on our website, investors.brighthealthgroup.com. For information about how to obtain the Code of Conduct, see Part I, Item 1, “Business.” If our Board were to amend our Code of Conduct or waive any provision of our Code of Conduct for a director or executive officer of the Company, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our website set forth above.

Delinquent Section 16 (a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such executive officers, directors and greater than 10% beneficial owners are required by the regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto filed electronically with the SEC during, and reports on Form 5 and amendments thereto filed electronically with the SEC with respect to, the year ended December 31, 2022, and based further upon written representations received by us with respect to the need to file reports on Form 5, no persons filed late reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2022 other than (i) a late Form 4 for Jeffrey Scherman for a transaction on March 7, 2022 and (ii) a late Form 4 for Jeffrey Scherman for a transaction on May 9, 2022.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each material element of compensation for the fiscal year ended December 31, 2022, which we also refer to as 2022.
We have provided this information for each person who served as our principal executive officer, our principal financial officer and our two most highly compensated executive officers employed in 2022 (other than our principal executive officers and our principal financial officer), all of whom we refer to collectively as our Named Executive Officers. We have also included this information for two former executive officers who would have been included based on their compensation for 2022 if they had continued to serve as executive officers at the end of the fiscal year.
Our Named Executive Officers for 2022 were:
•G. Mike Mikan, President and Chief Executive Officer
•Cathy Smith, Chief Financial and Administrative Officer
•Jeff Cook, Chief Operating Officer
•Jeff Craig, General Counsel
•Michael Carson, Former Chief Executive Officer-Bright HealthCare
•Sam Srivastava, Former Chief Executive Officer – NeueHealth

Compensation Philosophy and Objectives
As a healthcare company, we operate in a highly competitive business environment, which is characterized by rapidly changing market requirements and the emergence of new market entrants. To succeed in this environment, we must continually develop and refine new and existing products and services and demonstrate an ability to quickly identify and capitalize on new business opportunities. We recognize that our success in this environment is in large part dependent on our ability to attract and retain talented employees. Therefore, we maintain, and modify as necessary, an executive compensation and benefits program designed to attract, retain, and incentivize a highly talented, deeply qualified, and committed team of executive officers to share our vision and desire to work toward these goals.
We endeavor to create and maintain compensation programs that reward performance and serve to align the interests of our executive officers and stockholders. Pursuant to our compensation philosophy, we seek to attract, retain and engage the best talent by:

•	Fostering a pay-for-performance culture, where compensation is directly linked to company and individual goal achievement;

•
Providing “Total Rewards” (which includes compensation, benefits, work-life balance, recognition, and perquisites) that are competitive with the external market and reward performance that supports our mission, vision and values (Be Brave. Be Brilliant. Be Accountable. Be Inclusive. Be Collaborative.);

•	Awarding equity compensation that supports sustained performance and growth and aligns with the long-term interests of our stockholders; and

•	Ensuring equal pay for work of equal value, so that differences in pay are based on factors such as job, experience, education, performance and location.
Our Compensation Committee continues to be guided by this philosophy. We intend to continue to evaluate our philosophy and objectives and compensation programs as circumstances require, and, at a minimum, our Compensation Committee will review our executive compensation philosophy and objectives annually.
Process for Setting Compensation
Role of Compensation Committee and Management Team

The Compensation Committee is responsible for overseeing our executive compensation program, as well as determining and approving the compensation of our Chief Executive Officer and other Named Executive Officers.
Annual Compensation Review. The Compensation Committee reviews the compensation levels for our executive officers annually. For executive officers other than our Chief Executive Officer, our Compensation Committee considers input from our Chief Executive Officer regarding such executive officers’ responsibilities, performance and compensation. Specifically, our Chief Executive Officer recommends changes to base salary, target levels for cash incentive awards, incentive and equity awards and advises the Compensation Committee regarding the executive compensation program’s ability to attract, retain and motivate talented executive officers. These recommendations reflect compensation levels that our Chief Executive Officer believes are qualitatively commensurate with an executive officer’s individual qualifications, experience, responsibility level, functional role, knowledge, skills, and individual performance, as well as the performance of our business. The Compensation Committee considers our Chief Executive Officer’s recommendations but may adjust components of compensation up or down as it determines in its discretion. The Compensation Committee makes the final compensation and equity decisions for all the executive officers.
Role of Compensation Consultant
The Compensation Committee engages Willis Towers Watson (“WTW”) as its executive compensation consultant to advise on the establishment and review of our compensation programs, related policies and marketplace compensation trends. The Compensation Committee reviewed the independence of WTW under NYSE and SEC rules. Based on its review and information provided by WTW regarding the provision of its services, fees, policies and procedures, presence (if any) of any conflicts of interest, ownership of Bright Health stock, and other relevant factors, the Compensation Committee concluded that the work of WTW has not raised any conflicts of interest and deemed them to be an independent advisor to the Compensation Committee. The executive compensation consultant reports directly to the Committee and does not provide any additional services to management.
Use of Competitive Data
For purposes of comparing our executive compensation against the competitive market, the Compensation Committee established market pay references using multiple third party published surveys including:
•Equilar Top 25 Executive Compensation Survey
•Mercer IHP and Executive Compensation Survey
•Radford Technology and Life Sciences Survey
For each Named Executive Officer, the Compensation Committee sets annual base salary and the target level of annual and long-term incentives, with the intention that such target amounts, together with base salary, provide market competitive total annual target compensation. The target compensations levels for our Named Executive Officers are not intended to align with a specific percentile of the market surveys. These comparisons are part of the total mix of information used to evaluate base salary, short-term and long-term incentive compensation for each Names Executive Officer.
The Compensation Committee, with input from our independent compensation consultant, did not establish a peer group for 2022, but intends to again evaluate whether an appropriate executive officer compensation peer group can be established for any market-based analysis conducted during 2023.
Executive Compensation Practices
We incorporated the following executive compensation and governance principles when making decisions on compensation for the Named Executive Officers in 2022, which we believe are based on industry leading practices. We avoid practices that do not align with the goals of the Company and our stockholders.

What We Do	What We Don’t Do
•Pay-for-performance: A significant portion of the total compensation for our Named Executive Officers is designed to encourage focus on both our short-term and long-term strategic, financial, and operational success and to reward outstanding individual performance.
•Align incentives with stockholders: Our executive compensation program is designed to focus our Named Executive Officers on our key strategic, financial and operational goals that will translate into long-term value-creation for our stockholders.
•Limited perquisites: We provide limited, reasonable perquisites that we believe are consistent with our overall compensation philosophy.
•Clawback policy: We maintain a robust clawback policy providing the Compensation Committee the ability to cover incentive compensation from any Named Executive Officer in the event of certain restatements of financial results.
•Change in control: We require a ‘double trigger’ of both a change in control of the Company and resulting loss of employment.
•Ownership guidelines: We maintain stock ownership guidelines in order to increase alignment with stockholders.

•No supplemental retirement plans: We do not maintain any supplemental retirement plans.
•No tax gross-ups: We do not provide tax gross-ups under our change in control provisions or deferred compensation programs.
•Repricing: We prohibit re-pricing of underwater stock options without stockholder approval.
•No hedging or pledging: We prohibit Named Executive Officers from hedging or pledging Company stock to discourage misalignment between our executives and the Company and its stockholders.
•No uncapped incentive plans: All of our incentive plans have maximum payouts to avoid excessive risk taking.

Say on Pay
At the 2022 Annual Meeting of Stockholders, 97% of the votes were cast in favor of the advisory vote to approve executive compensation. The Compensation Committee considers the results of the Say on Pay advisory vote from the previous year when reviewing the elements of our executive compensation program and determined not to make changes to the compensation design in 2023 based on the overall support of our executive compensation program.
Elements of 2022 Compensation Program
We provide our executive officers with a mix of pay that reflects our belief that executive compensation should be tied to an appropriate balance of both short- and long-term performance. The primary elements of our executive compensation program are base salary, annual cash incentive, equity-based compensation and certain employee benefits and perquisites. Brief descriptions of each principal element of our executive compensation program are summarized in the following table and described in more detail below. Bright’s executive compensation program is designed to provide compensation to our executives for performance on corporate financial and strategic objectives as well as individual performance and level of responsibility.

Compensation Element	Description	Objectives
Base Salary	Fixed compensation provided for service during the fiscal year	Provide a competitive, fixed level of cash compensation to attract and retain talented and skilled executives Rewards the scope of the job, experience, and performance

Annual Cash Incentive	At-risk compensation based on company financial and strategic objectives. Discretionary annual cash incentive determined after considering financial and individual performance	Retain and motivate executives to achieve or exceed financial goals and company objectives without taking excessive risks.

Equity Awards	Equity-based compensation that is subject to vesting based on continued employment or tied to specific performance objectives	The value of equity is directly related to the appreciation in value delivered to our stockholders over time, aligning the interests of our executives with those of our stockholders
Promotes long-term retention of talent

Employee Benefits and Perquisites	Participation in all broad-based employee health and welfare programs and retirement plans	Aid in retention of key executives in a highly competitive market for talent by providing an overall market competitive benefits package
Base Salary
Base salaries compensate our Named Executive Officers for fulfilling the requirements of their respective positions and are intended to reflect the scope of their responsibilities, performance, skills and experience as well as competitive market practices. The base salaries of our Named Executive Officers are reviewed annually by our Compensation Committee.
For 2022, our Board approved new hire base salaries of $600,000 for Mr. Cook, $850,000 for Mr. Carson and a promotion base salary of $425,000 for Mr. Craig. Our Compensation Committee reviewed market compensation data from the surveys cited above with references reflecting annual revenues comparable to the Company’s estimated annual revenues and made no base salary increase in 2022 to Mr. Mikan or Ms.Smith.
The following table summarizes the base salaries for 2021 and 2022 of the Named Executive Officers who remained employed with us on December 31, 2022. The actual salary amounts earned by such Named Executive Officers for 2022 are reported in the Summary Compensation Table below.

Name	Fiscal Year End 2022 Base Salary ($)	Fiscal Year End 2021 Base Salary ($)	Percentage Increase (%)
G. Mike Mikan	1,300,000	1,300,000	-
Cathy Smith	650,000	650,000	-
Jeff Cook	600,000	-	-
Jeff Craig	425,000	231,000	84
2022 Discretionary Annual Cash Incentive Plan (“AIP”)
We believe it is important to motivate our key leaders to achieve our short-term performance goals by linking a portion of their annual cash compensation to the achievement of our approved operating plan by providing the opportunity to earn a discretionary annual cash individual incentive award if the approved operating plan is achieved. We provide a discretionary annual cash incentive award opportunity to key members of management, including our Named Executive Officers, under the terms and conditions of our annual incentive plan for 2022. The AIP supports the Company’s compensation philosophy by providing market-competitive incentive compensation designed to reward employees for Company profitability, individual performance, and overall collaboration.
The incentive provided to a participant under the AIP is termed an “individual incentive award” or “IIA” and refers to the amount that may be awarded to a participant as a cash award. The AIP sets out the terms under which an individual incentive award may be granted and payable to a participant.
The AIP is interpreted and administered by the Compensation Committee. The actions of the Compensation Committee are final and binding on all persons, including the participants and any beneficiary. The Compensation Committee, in its sole discretion, has the power, subject to, and within the limitations of, the express provisions of the AIP to: (i) determine from time to time which employees of the Company will be designated as eligible to participate in the AIP and the terms under which they will be entitled to participate; (ii) establish, change and adjust, in its sole discretion, an eligible employee’s individual incentive award; and (iii) interpret all plan provisions and decide all disputes concerning eligibility and payment under the AIP.

An employee must satisfy the following requirements in order to be granted an individual incentive award:

•	Minimum Service. The employee must have been employed by the Company for at least two consecutive months ending on the last day of the fiscal year in which the individual incentive award is granted.

•	Employment. To be eligible to be granted an individual incentive award, the employee must have been employed by the Company continuously until the incentive award payment date.
An overall AIP pool is determined by the Compensation Committee based on (i) each eligible employee’s annual earnings, multiplied by (ii) the employee’s target individual incentive award amount, multiplied by (iii) the company performance factor (based on achievement of our operating plan). A participant’s incentive award takes into consideration individual, team and Company performance results. At the end of each fiscal year, our Compensation Committee determines, in its discretion, the individual incentive award amount for our Chief Executive Officer and our other Named Executive Officers.
Individual incentive awards are paid as cash awards on a date that is after the end of the fiscal year in which the individual incentive award is granted. For 2022 awards, 50% of the anticipated awards were paid in January 2023 and the balance was paid in March 2023. Individual incentive awards are prorated for time employed during the fiscal year.
Determination of 2022 Individual Incentive Awards under our AIP
For 2022, the Compensation Committee approved the following financial and strategic metrics that they believed best incent our executives to execute on the Company’s strategy and drive performance:
•gross revenue;
•adjusted EBITDA;
•medical cost ratio;
•transitioning to a fully aligned care delivery in Florida and Texas; and
•achieving specified technology milestones.
When determining the 2022 Individual Incentive Awards, the Compensation Committee evaluated the Company’s overall execution against these performance metrics, as well as the execution of our updated business model to exit the Affordable Care Act Marketplace as an insurer at the end of 2022, thereby ceasing offering of IFP products nationwide and MA products outside of California. Although performance against the metrics as a whole suggested a performance factor of 130% of target, in light of the Company’s significant transition in 2022, its failure to meet certain performance metrics, and the need to continue to implement our restructuring plan and align expenses with our updated business model, the Compensation Committee approved a performance factor of 100% of target.

The following table summarizes the amount paid to each Named Executive Officer under the AIP in 2022 (other than Mr. Srivastava, who was not eligible for a bonus as he left the Company in May 2022), as compared to the target opportunity.

Name		2022 Base Salary Paid ($)	Target IIA (%)	Target IIA Amount ($)	Actual IIA Paid ($)(1)
G. Mike Mikan		1,300,000	130	1,690,000	1,690,000
Cathy Smith	0	650,000	90	585,000	585,000
Jeff Cook(2)		300,000	90	540,000	540,000
Jeff Craig		380,231	50	190,115	190,115
Michael Carson(3)		418,462	90	765,000	765,000

(1)
Individual incentive awards under the AIP in 2022 were calculated by multiplying each Named Executive Officer’s 2022 actual salary paid by the target individual incentive award percentage by the 100% performance factor described above as adjusted based on individual performance.

(2)	Mr. Cook’s target incentive award was based on a full year’s earnings in accordance with his offer letter.
(3)	Mr. Carson’s target incentive award was based on a full year’s earnings, in accordance with our severance plan and his offer letter.

Long-Term Equity Incentive Compensation
We use equity awards to incentivize and reward our executive officers, including our Named Executive Officers, for long-term corporate performance based on the value of our common stock and, thereby, to align the interests of our executive officers with those of our stockholders. Equity awards have been granted pursuant to the terms of our 2016 Stock Incentive Plan, as amended (the “2016 Equity Plan”) and the 2021 Omnibus Incentive Plan, which became effective June 5, 2021 (the “2021 Equity Plan”). No further awards will be granted under the 2016 Equity Plan. However, all outstanding awards granted under the 2016 Equity Plan will continue to be governed by the existing terms of the 2016 Equity Plan and the applicable award agreements.
We use equity awards in the form of restricted stock units (“RSUs”) and stock options to deliver long-term incentive compensation opportunities to our executive officers, including the Named Executive Officers, and to address special situations as they may arise from time to time.
The Compensation Committee determines the amount of annual equity awards for our executive officers after taking into consideration the recommendations of our Chief Executive Officer (except with respect to his own long-term incentive compensation), the external market benchmarks, outstanding equity holdings of each executive officer, criticality of position and individual performance (both historical and expected future performance).
In 2022, the Compensation Committee adopted an Equity Award Policy that provides that annual equity awards shall be granted on the third business day after the Company’s release of its annual earnings for the previous fiscal year, subject to limited exceptions.
2022 Option Grants to Named Executive Officers
On March 7, 2022, the Compensation Committee authorized annual equity grants to our Named Executive Officers (other than Messrs. Cook and Carson, whose employment had not yet commenced). Except in the case of Mr. Craig, the 2022 annual equity grants were 50% non-qualified stock options and 50% restricted stock units. The 2022 grants to all Named Executive Officers were as follows:

Name	Number of Options Granted	Number of RSUs Granted
G. Mike Mikan	3,458,367	1,815,642
Cathy Smith	1,489,758	782,123
Jeff Cook (1)	—	1,142,132
Jeff Craig (2)	—	139,665
Michael Carson (1)	1,113,861	571,066
Sam Srivastava	478,851	251,397

(1)	Mr. Cook and Mr. Carson’s equity grants were made on August 15, 2022 to coincide with the commencement of their employment.
(2)	Mr. Craig was not a Named Executive Officer at the time of the annual grant and thus his grant was based on his then current role of Vice President, Senior Managing Counsel.
Other Compensation
Retirement Benefits
We maintain the Bright Health Management, Inc. 401(k) Plan (the “401(k) plan”), which is intended to be qualified under Section 401(a) of the Code, with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. Our 401(k) plan provides eligible employees, including the Named Executive Officers, with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan, eligible employees may defer eligible compensation subject to applicable annual contribution limits imposed by the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the plan. Employees who are at least 18 years old and have completed three months of service are eligible to join the 401(k) plan immediately. Eligible participants of the 401(k) plan may contribute any amount up to 100% of their pay, with a maximum of $20,500 for 2022, and eligible participants who are 50 years or older may qualify to make additional pre-tax or “catch-up” deferrals of up to $6,500. The Roth 401(k) deferral option gives participants the flexibility to designate all or part of their 401(k) elective deferrals as Roth contributions, all of which are made with after-tax dollars. We make a safe harbor matching contribution equal to 100% of each eligible participant’s first 2% of compensation and 50% of the next 4% of compensation for a maximum company match of 4%. Participants are fully vested in the matching contribution after 1 year of service.
Health and Welfare Benefits
We provide various employee benefit programs to our Named Executive Officers, including medical, dental, vision, employee assistance program, flexible spending accounts, health savings accounts, lifestyle spending accounts, disability insurance, supplemental income replacement plans and life and accidental death and dismemberment insurance. These benefit programs are available to all of our full-time employees. We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.
Perquisites and Other Benefits
We provide employer matching contributions under the 401(k) plan to all participating employees, including our Named Executive Officers. In 2022, Mr. Mikan was permitted a limited amount of personal use of the Company’s leased aircraft upon approval by the Chair of the Compensation Committee. We do not reimburse any taxes for imputed income associated with any such personal travel. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by our Compensation Committee.
No Pension Benefits
Other than with respect to our 401(k) plan, our employees, including the Named Executive Officers, do not participate in any plan that provides for retirement payments and benefits, or payments and benefits that will be provided primarily following retirement.

No Nonqualified Deferred Compensation
During 2022, none of our Named Executive Officers contributed to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.
Compensation Policies and Practices
Ownership Guidelines
Our Stock Ownership Guidelines (the “Guidelines”) are designed to align our directors' and executives' interests with our stockholders' interests and to encourage directors and executives to make decisions that will be in our long-term best interests—through all industry cycles and market conditions. The Guidelines require non-employee directors and executive officers to achieve and maintain ownership of our shares equal to five times base salary for the CEO, three times base salary for all other executive leadership team members and three times the annual cash retainer for non-employee directors. The ownership requirement is based on the participant's base salary or annual retainer (as applicable) and the average daily closing share price for the previous 12 months through October 31 of each calendar year.
During any year in which a participant is not in compliance with the ownership requirement, the Compensation Committee may require such participant to retain at least 50% of net shares delivered through our equity incentive plans (“net shares” means the shares remaining after deducting shares for the payment of taxes and, in the case of stock options, after deducting shares for payment of the exercise price of stock options).
Clawback Policy
Pursuant to our Clawback Policy for executive officers, the Compensation Committee may recover cash-based and performance-based-equity incentive compensation paid to any current or former officer (as defined by Rule 16a-1(f) of the Exchange Act) in the event of a restatement of our financial results caused by or contributed to by such officer's fraud, willful misconduct, or gross negligence if the incentive compensation received by such officer exceeded the amount that such officer would have received based on the restated financial results.
Policy on Hedging and Prohibited Transactions
Our Insider Trading Policy prohibits employees, non-employee directors and related persons from engaging in any transactions (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of the Company’s equity securities. Additionally, directors, officers and other employees are prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan without first obtaining pre-clearance from our General Counsel or his or her designee.
Compensation Policies as they relate to Risk Management
The Compensation Committee believes that our compensation programs are appropriately designed to provide a level of incentives that does not encourage our executive officers and employees to take unnecessary risks in managing their business operations or functions and in carrying out their employment responsibilities. Specifically:
•a substantial portion of our executive officers' compensation is performance-based, consistent with our approach to executive compensation;
•our annual incentive award program is designed to reward annual financial and/or strategic performance in areas considered critical to our short and long-term success;
•our long-term incentive awards are directly aligned with long-term stockholder interests through their link to our stock price and multi-year ratable vesting schedules; and
•our executive stock ownership guidelines further provide a long-term focus by requiring our executives to personally hold significant levels of our stock.
The Compensation Committee believes that the various elements of our executive compensation program sufficiently incentivize our executives to act based on the sustained long-term growth and performance of our company.

Severance Arrangements and Change in Control Vesting
Effective January 1, 2021, our Board adopted the Bright Health Management Inc. Severance Benefits Plan (amended effective as of June 1, 2021, the “2021 Severance Plan”) (as described in further detail below under “Potential Payments upon Termination or Change in Control”), which supersedes the severance provisions of the employment agreements for all the Named Executive Officers except for Mr. Mikan, who is entitled to severance benefits pursuant to his employment agreement. We provide these severance benefits in order to offer an overall compensation package that is competitive with that offered by the companies with whom we compete for executive talent. Severance benefits allow our executives to focus on our objectives without concern for their employment security in the event of a termination.
Mr. Mikan’s employment agreement, (amended as September 23, 2021) provides for severance benefits and accelerated vesting of a portion of his equity awards (as described in further detail below under “Potential Payments upon Termination or Change in Control”).
Tax and Accounting Implications
Our Board operates its compensation programs with the good faith intention of complying with Section 409A of the Code. We account for equity-based payments with respect to our long-term equity incentive award programs in accordance with the requirements of FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation, or FASB ASC Topic 718.
COMPENSATION AND HUMAN CAPITAL COMMITTEE REPORT
The Compensation and Human Capital Committee reviewed and discussed with management of the Company the foregoing Compensation Discussion and Analysis. Based on such review and discussion, the Compensation and Human Capital Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Respectfully submitted by:

Jeffery R. Immelt, Chair
Mohamad Makhzoumi
Manuel Kadre
Notwithstanding any statement in any of our filings with the SEC that might incorporate part or all of any filings with the SEC by reference, including this Proxy Statement, the foregoing Compensation and Human Capital Committee Report is not incorporated into any such filings.

2022 SUMMARY COMPENSATION TABLE
The following table summarizes the total compensation earned by our Named Executive Officers in the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)(3)		All Other Compensation ($)(4)	Total ($)
G. Mike Mikan CEO	2022	1,300,000	1,690,000	3,249,999	3,249,236		503,934	9,993,169
	2021	1,033,077	1,275,850	94,815,000	83,679,502		10,420	180,813,849

Cathy Smith CFO and CAO	2022	650,000	585,000	1,400,000	1,399,671		14,780	4,049,451
	2021	578,269	494,420	16,191,000	12,887,760		10,420	30,161,869

Jeff Cook(5) COO	2022	300,000	540,000	2,250,000	—	—	6,100	3,096,100

Jeff Craig(6) General Counsel	2022	380,231	190,115	250,000	—		12,200	832,546

Michael Carson(7) Former CEO, Bright HealthCare	2022	418,462	765,000	1,125,000	1,125,056		105,373	3,538,891

Sam Srivastava(8) Former CEO, NeueHealth	2022	247,692	—	450,000	449,894		12,200	1,159,786
	2021	504,423	359,401	14,301,000	12,887,760		8,700	28,061,284

___________________
(1)The amounts reported in this column represent individual incentive awards awarded pursuant to our AIP in 2022. These awards are discussed in further detail under “Compensation Discussion and Analysis—Elements of 2022 Compensation Program—2022 Discretionary Cash Incentive Plan (“AIP”).” Mr. Carson was paid an individual incentive award that was not pro-rated, in accordance with our severance plan and his offer letter.
(2)Represents the aggregate grant date fair value of RSU grants made during each fiscal year, as calculated in accordance with accounting guidance applicable for the type of award, disregarding an estimate of forfeitures. For RSUs, fair value was calculated using the closing price of our common stock on the date of grant. The valuation assumptions used in determining such amounts are described in note 13 to our audited consolidated financial statements in this Form 10-K.
(3)The amounts reported in this column reflect the grant date fair value of the option awards granted to our Named Executive Officers calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The valuation assumptions used in determining such amounts are described in note 13 to our audited consolidated financial statements in this Form 10-K.
(4)All Other Compensation includes an employer matching contribution by the Company under the 401(k) plan for each named executive officer, and parking costs for Messrs. Mikan and Ms. Smith. All Other Compensation also includes $367,647 reimbursed to Mr. Mikan for life insurance premiums in 2022. The Company did not reimburse Mr. Mikan for life insurance premiums in 2021 but made two reimbursements in 2022 that related to 2021 and 2022. For Mr. Mikan, All Other Compensation also includes an incremental cost of $121,507 for use of the leased aircraft, which amount includes variable operating costs, fuel changes and landing fees and does not include fixed operating costs that do not change based on usage. Mr. Carson received $93,173 of severance payments in 2022
(5)Mr. Cook joined the Company on May 17, 2022.
(6)Mr. Craig was promoted into his role as General Counsel and Corporate Secretary on March 18, 2022.
(7)Mr. Carson joined the Company on May 17, 2022 and left the Company on December 2, 2022.
(8)Mr. Srivastava left the Company on May 11, 2022.

GRANTS OF PLAN BASED AWARDS IN 2022
The following table provides information with regards to each grant of plan-based awards made to a Named Executive Officer under any plan during the fiscal year ended December 31, 2022. For additional information regarding equity incentive plan awards, see “Long-Term Equity Incentive Compensation.”

			Estimated Future Payouts under Equity Incentive Plan awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Approval Date	Threshold (#)	Target (#)	Maximum (#)
G. Mike Mikan	3/7/2022	3/7/2022	—	—	—	1,815,642	3,458,367	1.79	6,499,235

Cathy Smith	3/7/2022	3/7/2022	—	—	—	782,123	1,489,758	1.79	2,799,671

Jeff Cook	8/15/2022	8/15/2022	—	—	—	1,142,132	—		2,250,000

Jeff Craig	3/7/2022	3/7/2022	—	—	—	139,665	—		250,000

Michael Carson	8/15/2022	8/15/2022	—	—	—	571,066	1,113,861	1.97	2,250,056

Sam Srivastava	3/7/2022	3/7/2022	—	—	—	251,397	478,851	1.79	899,895
____________________
(1)The vesting schedule applicable to each award is set forth in the “— Outstanding Equity Awards at Fiscal Year End Table.”
(2)The amounts reported in this column do not reflect the actual economic value realized by the Named Executive Officer. The amounts reported in this column represent the grant date fair value of the awards granted to each of the Named Executive Officers in 2022 calculated in accordance with FASB Accounting Standards Codification Topic 718. The valuation assumptions used in determining such amounts are described in note 13 to our audited consolidated financial statements in this Form 10-K.
NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN- BASED AWARDS TABLE
Information regarding the elements of our executive compensation program for 2022 is provided above under “Compensation Discussion and Analysis.” The following is a discussion of material factors necessary to obtain an understanding of information disclosed under “—2022 Summary Compensation Table” and “Grants of Plan-Based Awards in 2022” that is not otherwise discussed in the Compensation Discussion and Analysis.
Employment Agreement
Pursuant to Mr. Mikan’s amended and restated employment agreement, effective as of September 23, 2021 (the “Mikan Employment Agreement”), Mr. Mikan serves as our President, Chief Executive Officer and Vice Chair of our Board. Mr. Mikan is entitled to a base salary of $1,300,000, which may be increased at the discretion of the Board. In addition, he is eligible to participate in the AIP, pursuant to which he has a target individual incentive opportunity equal to 130% of his annual base salary. The Mikan Employment Agreement also provides that Mr. Mikan is entitled to reimbursement from the Company up to $100,000 annually for the costs of a life insurance policy (plus the amount of any incremental tax liabilities resulting from such reimbursement). The reimbursement for premiums in 2021 and 2022 were both made in 2022.
Pursuant to the Mikan Employment Agreement, Mr. Mikan is also entitled the severance and change of control benefits described below under “—Potential Payments Upon Termination or Change in Control.”
Personal Aircraft Use
In 2022, Mr. Mikan was permitted a limited amount of personal use of the Company’s leased aircraft upon approval by the Chair of the Compensation Committee. We do not reimburse any taxes for imputed income associated with any such personal travel. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by our Compensation Committee.

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR END
The following table provides information with regard to each outstanding equity award held by the Named Executive Officers on December 31, 2022. The market value of the RSUs and PSUs is based on the closing market price of our stock on December 30, 2022, which was $0.65.
Outstanding Equity Awards at Fiscal Year End Table

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise/ Grant Price	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That have not vested (#)(2)	Market Value of Shares or Units of Stock That have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units That Have Not vested ($)
G. Mike Mikan	1/23/2019	11,059,687	235,313	$1.04	1/23/2029	6/28/2021	0	0	7,350,000	4,776,765
	2/19/2020	3,708,123	1,526,877	$1.77	2/19/2030	12/14/2021	7,000,000	4,549,300	0	0
	11/19/2020	859,374	790,626	$2.30	11/19/2030	3/7/2022	1,815,642	1,179,986	0	0
	2/10/2021	3,580,632	4,321,656	$2.30	2/10/2031
	3/7/2022	0	3,458,367	$1.79	3/7/2032

Cathy Smith	11/4/2019	1,004,250	690,627	$1.77	11/4/2029	6/28/2021	0	0	1,050,000	682,395
	2/19/2020	237,498	175,002	$1.77	2/19/2030	12/14/2021	1,700,000	1,104,830	0	0
	11/19/2020	225,000	225,000	$2.30	11/19/2030	3/7/2022	782,123	508,302	0	0
	2/19/2021	450,000	750,000	$2.30	2/19/2031
	3/7/2022	0	1,489,758	$1.79	3/7/2032

Jeff Cook						8/15/2022	1,142,132	742,272	0	0

Jeff Craig	5/28/2020	13,125	9,375	$1.77	5/28/2030	3/7/2022	139,665	90,768	0	0
	11/19/2020	8,124	6,876	$2.30	11/19/2030
	2/19/2021	11,250	18,750	$2.30	2/19/2031
	3/5/2021	7,185	7,815	$2.30	3/5/2031

Michael Carson(4)	8/15/2022	0	1,113,861	$1.97	8/15/2032	8/15/2022	571,066	371,136
____________________
(1)25% of these option awards vest on the one year anniversary of the vesting commencement date, and 1/48th of the options vest each month for three years thereafter. 3,600,000 options granted to Mr. Mikan on January 23, 2019 were transferred to Mikan Family Enterprise, LLC in 2021, all of which are exercisable.
(2)60% of the RSUs granted on December 14, 2021 vest on the 2nd anniversary of the grant date and 40% on the 3rd anniversary of the grant date.
(3)The PSUs listed in this column vest if the following performance conditions are met: (a) if a price per share goal is achieved before June 28, 2027 and the Named Executive Officer remains employed through such date, the corresponding PSUs vest, and (b) if a price per share goal is achieved after such date, the corresponding PSUs shall vest upon the achievement of such price per share goal. As of December 31, 2022, the price per share goal had not been achieved with respect to any such PSUs.
(4)Pursuant to the 2021 Severance Plan, these awards are subject to continued time-based vesting for 78 weeks following the date of Mr. Carson’s separation.

OPTION EXERCISES AND STOCK VESTED
Our Named Executive Officers did not exercise any options in 2022. No stock awards held by our Named Executive Officers vested in 2022.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Each Named Executive Officer is entitled to potential payments and benefits in connection with a qualifying termination of employment or a change in control. The information below describes and estimates potential payments and benefits to which the Named Executive Officers would be entitled under existing arrangements if a qualifying termination of employment or change in control occurred on December 30, 2022. These arrangements include:
•the 2021 Severance Plan;
•the 2016 Plan and the 2021 Plan; and
•Mr. Mikan’s employment agreement.
These benefits are in addition to benefits available generally to salaried employees. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different from those estimated below. Factors that could affect these amounts include the timing during the year of any such event and our valuation at that time. There can be no assurance that a qualifying termination or change in control would produce the same or similar results as those described below if any assumption used to prepare this information is not correct in fact. We have calculated the acceleration value of all equity awards using the market value of shares of our common stock of $0.65 as of December 30, 2022.
2021 Severance Plan
The 2021 Severance Plan provides severance benefits to all the Named Executive Officers except Mr. Mikan, who is entitled to severance benefits pursuant to his employment agreement, described below. The 2021 Severance Plan is administered by our Chief People Officer (or such other person or persons as determined by our Board). Each Named Executive Officer, other than Mr. Mikan, is eligible to severance benefits if such employee is terminated for reasons determined by the administrator to be an “involuntary termination” of employment by the Company for reasons beyond the participant’s control or by the participant for Good Reason, defined below.
For purposes of the 2021 Severance Plan, a participant’s termination of employment is not an involuntary termination if such termination is:
•a termination by the Company or affiliate for Cause, defined below;
•a voluntary termination by a participant other than for Good Reason;
•a termination by the participant prior to the date specified by the Company for a participant’s involuntary termination of the participant’s active employment with the Company; or
•a termination on account of the participant’s death or disability.
Severance pay under the 2021 Severance Plan will be paid to our eligible Named Executive Officers for 52 or 78 weeks (the “Severance Period”). Severance pay will generally be paid at regular payroll intervals following the participant’s last day worked. Ms. Smith, Mr. Cook, and Mr. Carson are entitled to 78 weeks of base pay plus an amount equal to 1.5 times their target individual incentive award, paid over the Severance Period. Mr. Craig is entitled to 52 weeks of base pay plus an amount equal to 1.0 times his target individual incentive award, paid over the Severance Period.
In addition, the 2021 Severance Plan provides that our Named Executive Officers are entitled to elect and pay for 12 or 18 months of continued coverage under the Company’s group medical, dental and/or vision plans pursuant to COBRA, in accordance with ordinary plan practices. If a participant was enrolled in the Company’s group medical, dental and/or vision plans at the time of the participant’s termination of employment and timely elects continuation coverage under COBRA, the Company will, on a monthly basis, directly pay for the amount of the COBRA coverage cost for medical plan coverage that is in excess of the cost of coverage payable by an active employee of the Company for the “benefit subsidy period.” The benefit subsidy period begins immediately following the month active employee coverage terminates on account of the participant’s termination of employment.
Eligible Named Executive Officers will also be paid a prorated portion of the individual incentive award, if any, payable in accordance with the terms of the applicable Company AIP for the calendar year in which the participant’s termination of employment occurs (other than any requirement that participant remain employed through the end of the calendar year or at the time of payment), with such proration based on the full calendar months of the participant’s employment during such year. The prorated individual incentive award will be based on Company performance impacting individual incentive award eligible employees and will be paid at the time the Company pays the individual incentive award to other employees, but not later than March 15th of calendar year following the end of the calendar year in which the participant’s employment terminated. In accordance with the terms of his employment, Mr. Carson’s individual incentive award was not pro-rated during his first year of employment.

In addition, the 2021 Severance Plan provides that our eligible Named Executive Officers are entitled to continued vesting of any unvested outstanding equity awards subject to time-based vesting during the Severance Period.
In the event of a termination of employment within 12 months following the occurrence of a Change in Control, defined below, the following provisions will apply to eligible Named Executive Officers:
•The severance pay will be paid in a single lump sum as soon as practicable, but not later than 60 days, following the participant’s termination of employment.
•The individual incentive award will be equal to 100% of the participant’s target individual incentive award amount, and will be paid in a lump sum within 60 days following the participant’s termination of employment.
•Any unvested outstanding equity award subject to time-based vesting will vest in full at the time of the participant’s termination of employment.
In order to be entitled to any severance benefits under the 2021 Severance Plan, a participant must sign a release of claims and restrictive covenant agreement, which will include non-competition, non-solicitation and non-disparagement provisions.
Under the 2021 Severance Plan, the Company may recover, or “claw back,” from a participant any amounts previously paid pursuant to the 2021 Severance Plan if, following such payment, the administrator becomes aware of circumstances existing on the date of payment that could reasonably have been grounds for the participant’s termination of employment for Cause or if the participant violates the terms of the restrictive covenant agreement and/or release of claims.
Pursuant to the 2021 Severance Plan:
•“Cause” means that in the Company’s exclusive judgment, (i) conduct or statements that violate the Company’s employee and member relations standards, including those which require that Company employees treat each other with dignity and respect, (ii) violation of the Company’s standards, policies, or individual directives, regarding the prohibition of unlawful discrimination, harassment or retaliation, (iii) unsatisfactory attendance, conduct, or performance, (iv) violation of the Company’s standards of conduct, (v) violation of any Company or regulatory standard regarding protection of confidential information, and trade secrets, (vi) refusal to satisfactorily perform the duties, responsibilities and obligations of an employee’s position, (vii) dishonesty or other breach of an employee’s duty of loyalty affecting the Company or any customer, vendor or other Company employee, (viii) use of alcohol or prohibited substances in a manner that adversely affects the employee’s performance of the employee’s duties, responsibilities, and obligations as a Company employee, (ix) the employee’s conviction of any crime which has a nexus with the employee’s position, (x) commission of any other willful or intentional act the Company believes may injure the reputation, business or business relationships of the Company and/or the employee, (xi) the existence of any court order or settlement agreement prohibiting the employee’s continued employment with the Company, (xii) insubordination, (xiii) violation of any statutory or regulatory standard applicable to the Company, or violation of any Company policy or procedure, which adversely affects the Company’s legal rights.
•“Good Reason” means, without the express written consent of the participant:
(a)the assignment to the participant of any duties that results in a material diminution in such participant’s position, authority or responsibilities or any other substantial adverse change in such position, authority or responsibilities, that results in a reduction of the participant’s grade level, excluding an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company as set forth below;
(b)the material diminution in the participant’s total compensation (including Base Salary and incentive pay), other than (i) an insubstantial and inadvertent failure remedied by the Company as set forth below, or (ii) a reduction in compensation which is applied to all similarly situated employees of the Company in the same dollar amount or percentage; or
(c)the Company’s requiring the participant to be based or to perform services at any office or location that is in excess of 50 miles from the principal location of the participant’s work, except for travel reasonably required in the performance of the participant’s responsibilities.
Before a termination by the participant will constitute termination for Good Reason, (i) the participant must give the Company written notice of the termination within sixty (60) calendar days of the initial occurrence of the event that constitutes Good Reason, (ii) the Company is provided an opportunity to remedy the event or events constituting Good Reason within thirty (30) days after receipt of the notice from the participant, (iii) the Company fails to cure the event or events constituting Good Reason, and (iv) the participant terminates employment within sixty (60) days of the end of the Company’s cure period.
2016 Plan and 2021 Plan
The 2016 Equity Plan provides that upon a participant’s termination of service, the Board may, in its sole discretion (which may be exercised at any time on or after the date of grant, including following such termination) cause options (or any part thereof) then held by such participant to terminate, to vest and become exercisable, or to continue to vest and become exercisable or to remain exercisable following such termination of service, and restricted stock awards, restricted stock units or other share-based awards then held by such participant to terminate, vest or become free of restrictions and conditions to payment, as the case may be, following such termination of service, in each case in the manner determined by the Board; however (a) no Option may remain exercisable beyond its expiration date and (b) any such action adversely affecting any outstanding incentive award may not be effective without the consent of the affected participant.
In connection with a change in control, unless provision is made in connection with the change in control in the sole discretion of the parties to the change in control for the assumption or continuation by the successor entity of incentive awards theretofore granted, all outstanding incentive awards granted under this 2016 Equity Plan, whether or not exercisable or vested, as the case may be, will be canceled and terminated and that in connection with such cancellation and termination the holder of any vested incentive award will receive for each share of common stock subject to such incentive award a cash payment (or the delivery of shares of stock, other securities or a combination of cash, stock and securities with a fair market value (as determined by the Board in good faith) equivalent to such cash payment) equal to the difference, if any, between the consideration received by stockholders of the Company in respect of a share of common stock in connection with such change in control and the purchase price per share, if any, under the incentive award, multiplied by the number of shares of common stock subject to such incentive award that were vested at the time of cancellation (or in which such incentive award is denominated); however, if such product is zero ($0) or less or to the extent that the incentive award is not then vested or exercisable, the incentive award may be canceled and terminated without payment therefor. If any portion of the consideration pursuant to a change in control may be received by holders of shares of common stock on a contingent or delayed basis, the Board may, in its sole discretion, determine the fair market value per share of such consideration as of the time of the change in control on the basis of the Board’ good faith estimate of the present value of the probable future payment of such consideration. The 2016 Equity Plan further provides that no incentive award may include the acceleration of the vesting or exercisability of such incentive award in connection with a change in control, unless such acceleration provision is approved by the Board.
In connection with any change in control under the 2021 Equity Plan, the Compensation Committee may, in its sole discretion, provide for any one or more of the following: (i) a substitution or assumption of awards, or to the extent the surviving entity does not substitute or assume the awards, full acceleration of vesting of, exercisability of, or lapse of restrictions on, as applicable, any awards, provided that (unless the applicable award agreement provides for different treatment upon a change in control) with respect to any performance-vested awards, any such acceleration will be based on (A) the target level of performance if the applicable performance period has not ended prior to the date of such change in control and (B) the actual level of performance attained during the performance period of the applicable performance period has ended prior to the date of such change in control; and (ii) cancellation of any one or more outstanding awards and payment to the holders of such awards that are vested as of such cancellation (including any awards that would vest as a result of the occurrence of such event but for such cancellation) the value of such awards, if any, as determined by the Compensation Committee (which value, if applicable, may be based upon the price per share of common stock received or to be received by other holders of our common stock in such event), including, in the case of options and stock appreciation rights, a cash payment equal to the excess, if any, of the fair market value of the shares of common stock subject to the option or stock appreciation right over the aggregate exercise price or strike price thereof.
Potential Payments to Mr. Mikan
Mr. Mikan is not entitled to any cash severance payments upon termination due to death, disability, or for Cause (as defined in the Mikan Employment Agreement).
Pursuant to the Mikan Employment Agreement, if the Company terminates Mr. Mikan’s employment without Cause or Mr. Mikan voluntarily terminates his employment for Good Reason, then subject to his continued material compliance with the Mikan Employment Agreement and his timely execution, without revocation, of an effective release of claims in favor of the Company and its affiliates, the Company will pay him an amount equal to (x) two times the sum of his then applicable annual base salary, (y) two times the then applicable target annual individual incentive award payment and (z) the full year target annual individual incentive award for the year in which he was terminated, less all applicable withholdings and deductions. The payment of the severance amount will be in substantially equal installments in accordance with the Company’s payroll practice over 24 months commencing within 60 days after the termination date.
In addition, Mr. Mikan will receive health and welfare benefits continuation for 24 months following the termination date. Finally, the number of unvested equity awards granted to him under the Company’s equity incentive plans as of the termination date which would have vested over the 24 month period commencing on the termination date (assuming continued employment throughout such period) in accordance with the terms of the applicable grant agreements will automatically vest in full.
The Mikan Employment Agreement also provides that in the event that the Mr. Mikan’s employment is terminated involuntarily or Mr. Mikan voluntarily terminates his employment for Good Reason within 24 months of a Change of Control, Mr. Mikan shall receive a lump sum equal to (x) two times the sum of his then applicable annual base salary, (y) two times the then applicable target annual individual incentive award payment and (z) the full year target annual individual incentive award for the year in which he was terminated, less all applicable withholdings and deductions. In addition, Mr. Mikan will receive full acceleration of vesting on all outstanding equity awards, provided that the Special IPO PSU Grant will only be accelerated to the extent then vested.
The Mikan Employment Agreement further provides that in the event of Mr. Mikan’s death, a number of unvested equity awards granted to him under the Company’s equity incentive plans will become vested as follows: (i) if, at the time of his death, fewer than one half of the equity awards have vested, then such number of shares will become vested in full automatically such that one half of the equity awards will be vested; and (ii) if, at the time of his death, one half or more of the equity awards have vested, then the number of unvested equity awards as of the date of his death which would have vested over the twelve month period commencing on the date of his death (assuming continued employment throughout such period) in accordance with the terms of the applicable grant agreements will automatically vest in full.
Definitions
Under the Mikan Employment Agreement, “Cause” is defined as one or more of the following: (i) a material breach of the Mikan Employment Agreement by the executive and the executive’s failure to cure such breach within 10 business days following written notice by the Company; (ii) a breach of the executive’s duty of loyalty to the Company; (iii) the indictment or charging of the executive of, or the plea by the executive of nolo contendere to, a felony or a misdemeanor involving moral turpitude or other willful act or omissions causing material harm to the standing and reputation of the Company; (iv) the executive’s repeated failure to perform in any material respect his duties under the Mikan Employment Agreement, and the executive’s failure to cure such failures within 10 business days following written notice by the Company; (v) theft, embezzlement, or willful misappropriation of funds or property of the Company by the executive; (vi) a material violation by the executive of the Company’s written employment policies, and the executive’s failure to cure such violation within 10 business days following written notice by the Company; or (vii) failure to cooperate with a bona fide internal investigation or an investigation by regulatory or law enforcement authorities, after being instructed by the Company to cooperate, or the willful destruction or willful failure to preserve documents or other materials known to be relevant to such investigation or the inducement of others to fail to cooperate or to produce documents or other materials in connection with such investigation. Notwithstanding the foregoing, the executive will not be deemed to have been terminated for Cause unless and until there has been delivered to executive a written statement, executed by the Chairman of our Board (after reasonable notice to the executive and an opportunity for the executive to be heard by the Board), stating that in the good faith opinion of the Chairman of our Board the executive was guilty of conduct constituting “Cause” as set forth above and specifying the particulars thereof in reasonable detail.
Under the Mikan Employment Agreement, “Good Reason” means the executive’s voluntary termination of employment with the Company or the acquiror following the occurrence of any of the following without the executive’s written consent: (i) a material reduction or change in job duties, responsibilities or requirements inconsistent with the executive’s position, provided that a mere change in title following a sale of the Company will not constitute For Good Reason, so long as the executive is assigned to a position that is substantially equivalent to the position held prior to the Change of Control terms of job duties, responsibilities and requirements; (ii) a material reduction in the executive’s compensation; (iii) the executive’s refusal to relocate the principal place for performance of his duties to a location more than 50 miles from the location at which he performed his duties at the time of the sale of the Company.
The following tables provide, for the specified Named Executive Officers, as of December 31, 2022, the potential severance amount they are eligible for under the scenarios discussed above.

Potential Payments to Mr. Mikan upon Termination

Benefit	Termination other than in connection with Change of Control ($)		Death ($)		Termination within 24 months of Change of Control ($)
Cash Severance	7,670,000		—		7,670,000
Health Benefits(1)	52,143		—		—
Accelerated Equity Awards	5,335,957	(2)	2,864,643	(3)	5,729,286	(4)
Total	13,058,100		2,864,643		13,399,286
____________________
(1)Calculated by multiplying 100% of the employer and employee monthly premiums payable with respect to the health care coverage elected by the executive as of December 30, 2022, by 24.
(2)Continued vesting of Mr. Mikan’s 8,210,428 unvested RSUs for an additional 24 months would have an estimated value of $5,335,957. In addition, continued vesting of Mr. Mikan’s unvested options for an additional 24 months would have an estimated value of $0 on December 31, 2022. PSUs are excluded since vesting was uncertain as of December 30, 2022.
(3)Since less than 50% of Mr. Mikan’s December 14, 2021 and March 7, 2022 RSU awards were vested as of December 31, 2022, 50% of his equity awards would vest as of that date. 4,407,821 unvested RSUs would have an estimated value of $2,864,643 if vested. In addition, vesting of Mr. Mikan’s unvested options would have an estimated value of $0 on December 30, 2022. PSUs are excluded since vesting was uncertain as of December 30, 2022.
(4)An acceleration of Mr. Mikan’s 8,815,642 unvested RSUs would have an estimated value of $5,729,286. In addition, an acceleration of Mr. Mikan’s unvested options would have an estimated value of $0 on December 30, 2022. PSUs are excluded since vesting was uncertain as of December 31, 2022.
Potential Payments to other Named Executive Officers Who Remained employed on December 30, 2022

Payment Type	Cathy Smith		Jeff Craig		Jeff Cook
Termination other than in connection with Change of Control
Cash Severance	$2,437,500		$850,000		$2,250,000
Health Benefits(1)	$26,725		$17,206		$26,725
Additional Equity Vesting	$1,001,766	(2)	$30,256	(3)	$247,423	(4)
Total	$3,465,991		$897,462		$2,524,148
Termination within 12 months of a Change of Control
Cash Severance	$2,437,500		$850,000		$2,250,000
Health Benefits	$26,725		$17,206		$26,725
Accelerated Equity Awards	$1,613,132	(5)	$90,768	(6)	$742,272	(7)
Total	$4,077,357		$957,974		$3,018,997
____________________
(1)In the case of an involuntary termination without Cause or for Good Reason, calculated by multiplying 100% of the employer and employee monthly premiums payable with respect to the health care coverage elected by the executive as of December 30, 2022, by 18 for Ms. Smith and Mr. Cook and by 12 for Mr. Craig.
(2)An additional 18 months vesting of Ms. Smith’s unvested RSUs would include 1,541,415 RSUs for an estimated value of $1,001,766 on December 30, 2022. PSUs are excluded since vesting is not time based.
(3)An additional 12 months vesting of Mr. Craig’s unvested RSUs would include 46,555 RSUs for an estimated value of $30,256 on December 30, 2022.
(4)An additional 18 months vesting of Mr. Cook’s unvested RSUs would include 380,710 RSUs for an estimated value of $247,423 on December 30, 2022.
(5)An acceleration of Ms. Smith's 2,482,123 unvested RSUs would have an estimated value of $1,613,132 on December 30, 2022. PSUs are excluded since vesting is not time-based.
(6)An acceleration of Mr. Craig’s 139,665 unvested RSUs would have an estimated value of $90,768.
(7)An acceleration of Mr. Cook’s 1,142,132 unvested RSUs would have an estimated value of $742,272.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information about the relationship between the annual total compensation of our median employee and the annual total compensation of our CEO. Our identified median compensated employee was $71,500 and Mr. Mikan’s compensation was $9,993,169. Accordingly, our CEO to median employee pay ratio is 140:1.
To determine our median compensated employee, we reviewed our employee population, consisting of approximately 2,840 full-time U.S. employees who were employed by us as of December 31, 2022. To identify our median compensated employee from the selected employee population, we used total annualized base pay, plus the target bonus percent to determine total cash compensation for all full-time employees. We then determine equity value and the employer-paid health insurance contributions.

DIRECTOR COMPENSATION
Our Corporate Governance Guidelines provide for compensation for our non-employee directors' services, in recognition of their time and skills. Directors who are also our officers or employees do not receive additional compensation for serving on the Board. Annual compensation for our non-employee directors comprises cash and stock-based equity compensation. Under our director compensation policy, each non-employee director is entitled to an annual cash retainer of $80,000 (other than any non-employee Chairman of the Board, who is entitled to an additional $100,000 cash retainer) and an annual RSU award having a fair market value of $175,000 as of the date of grant. In addition, the Audit Committee chair receives an additional cash retainer of $25,000, the Compensation Committee Chair receives an additional cash retainer of $20,000 and the chair of the Nominating and Corporate Governance Committee receives an additional cash retainer of $15,000. All other committee members receive an additional cash retainer of $10,000. Amounts are paid pro rata for any partial year of service.
DIRECTOR COMPENSATION TABLE FOR 2022
The following table contains information concerning the compensation of our non-employee directors in 2022. Messrs. Mikan and Sheehy did not receive any additional compensation for services as a director in 2022.

Name	Fees Earned or Paid in Cash ($)	RSU Awards ($)(1)	Total ($)
Kedrick D. Adkins Jr	105,000	175,000	280,000
Naomi Allen	90,000	175,000	265,000
Linda Gooden	90,000	175,000	265,000
Jeffrey R. Immelt	100,000	175,000	275,000
Manuel Kadre	115,000	175,000	290,000
Stephen Kraus	67,500	175,000	242,500
Mohamed Makhzoumi	90,000	175,000	265,000
Adair Newhall	80,000	175,000	255,000
Andrew Slavitt	80,000	175,000	255,000
Matthew Manders(2)	66,600	218,750	285,350
____________________
(1)95,109 RSUs were granted to each independent director on May 13, 2022. 100% of the RSUs vest on the first anniversary of the grant date.
(2)Mr. Manders received a grant which was pro-rated for his partial service in the prior year.

As of December 31, 2022, non-executive directors held the following options and RSUs:

Name	Options	RSUs
Kedrick D. Adkins Jr	540,000	95,109
Naomi Allen	540,000	95,109
Linda Gooden	540,000	95,109
Jeffrey R. Immelt	540,000	95,109
Manuel Kadre	540,000	95,109
Andrew Slavitt	280,404	95,109
Stephen Kraus		95,109
Mohamed Makhzoumi		95,109
Adair Newhall		95,109
Matthew Manders		118,886
Directors Stock Ownership Policy
In November 2021, our Board adopted a stock ownership policy for our non-employee directors. The policy requires each non-employee director to hold shares of Company common stock having an aggregate market value of at least three times their annual cash retainer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our common stock as of March 1, 2023 for:
•each person or group known to us who beneficially owns more than 5% of our common stock;
•each of our directors;
•each of our Named Executive Officers; and
•all of our directors, director nominees and executive officers as a group.
The number of shares and percentages of beneficial ownership set forth below are based on the 630,331,300 shares of our common stock issued and outstanding as of March 1, 2023. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to their beneficially owned common stock. Except as otherwise indicated in the footnotes below, the address of each beneficial owner is c/o Bright Health Group, Inc., 8000 Norman Center Drive, Suite 900, Minneapolis, Minnesota 55437.

Name of Beneficial Owner	Shares	Percent
5% OR MORE BENEFICIAL OWNERS:
New Enterprise Associates and affiliated funds(1)	368,001,007	47.2%
Bessemer Venture Partners and affiliated funds(2)	85,998,211	13.5%
StepStone Group LP and affiliated funds(3)	43,517,440	6.9%
DIRECTORS, DIRECTOR NOMINEES AND NAMED EXECUTIVE OFFICERS
G. Mike Mikan(4)	22,425,906	3.4%
Catherine R. Smith(5)	4,116,667	*
Jeff Craig(6)	101,240	*
Jeff Cook	—	*
Robert J. Sheehy(7)	23,681,357	3.7%
Kedrick D. Adkins Jr(8)	427,500	*
Naomi Allen(9)	427,500	*
Linda Gooden(10)	281,250	*
Jeffery R. Immelt(11)	991,762	*
Manuel Kadre(12)	1,691,250	*
Steve Kraus(2)(13)	—	*
Mohamad Makhzoumi(1)(14)	368,001,007	47.2%
Matthew G. Manders	—	*
Adair Newhall(15)	43,566,134	6.9%
Andrew Slavitt(16)	10,584,352	1.7%
ALL DIRECTORS, DIRECTOR NOMINEES AND EXECUTIVE OFFICERS AS A GROUP (15 persons)	476,295,925	58.4%
* Indicates beneficial ownership of less than 1%.

(1)
The following information is based on a Schedule 13D as amended, filed by New Enterprise Associates 15, L.P. and other reporting persons named therein. Consists of (i) 107,041,762 shares of common stock held by New Enterprise Associates 15, L.P., or NEA 15, (ii) 3,494,244 shares of common stock held by NEA 15 Opportunity Fund, L.P., or NEA 15 OF, (iii) 47,925,199 shares of common stock held by New Enterprise Associates 16, L.P., or NEA 16, (iv) 23,983,073 shares of common stock held by New Enterprise Associates 17, L.P., or NEA 17, (v) 25,817,487 shares of common stock held by NEA BH SPV, L.P., or BH SPV and (vi) 9,891,858 shares of common stock held by NEA BH SPV, II L.P., or BH SPV II. Also includes 51,667,555 shares of common stock issuable as of March 1, 2023 upon conversion of an aggregate of 200,000 shares of Series A Convertible Perpetual Preferred Stock held by NEA 17 and NEA 18 Venture Growth Equity, L.P., or NEA 18 VGE, and 98,179,829 shares of common stock issuable as of March 1, 2023 upon conversion of an aggregate of 137,700 shares of Series B Convertible Perpetual Preferred Stock held by NEA 17 and NEA 18 VGE. The shares directly held by NEA 15 are indirectly held by NEA Partners 15, L.P., or NEA Partners 15, the sole general partner of NEA 15, NEA 15 GP, LLC, or NEA 15 LLC, the sole general partner of NEA Partners 15, and each of the individual managers of NEA 15 LLC. The individual managers, or collectively, the NEA 15 Managers, of NEA 15 LLC are Forest Baskett, Anthony A. Florence, Jr., Mohamad Makhzoumi, Scott D. Sandell and Peter Sonsini. The NEA 15 Managers share voting and dispositive power with regard to the shares held by NEA 15. The shares directly held by NEA 15 OF are indirectly held by NEA Partners 15-OF, L.P., or NEA Partners 15-OF, the sole general partner of NEA 15 OF, NEA 15 LLC, the sole general partner of NEA Partners 15-OF, and each of the NEA 15 Managers. The NEA 15 Managers share voting and dispositive power with regard to the shares held by NEA 15 OF. The shares directly held by NEA 16 are indirectly held by NEA Partners 16, L.P., or NEA Partners 16, the sole general partner of NEA 16, NEA 16 GP, LLC, or NEA 16 LLC, the sole general partner of NEA Partners 16, and each of the individual managers of NEA 16 LLC. The individual managers, or collectively, the NEA 16 Managers, of NEA 16 LLC are Forest Baskett, Ali Behbahani, Carmen Chang, Anthony A. Florence, Jr., Mohamad Makhzoumi, Scott D. Sandell, Paul Walker, and Peter Sonsini. The NEA 16 Managers share voting and dispositive power with regard to the shares held by NEA 16. The shares directly held by NEA 17 are indirectly held by NEA Partners 17, L.P., or NEA Partners 17, the sole general partner of NEA 17, NEA 17 GP, LLC, or NEA 17 LLC, the sole general partner of NEA Partners 17, and each of the individual managers of NEA 17 LLC. The individual managers, or collectively, the NEA 17 Managers, of NEA 17 LLC are Forest Baskett, Ali Behbahani, Carmen Chang, Anthony A. Florence, Jr., Edward Mathers, Mohamad Makhzoumi, Scott D. Sandell, Paul Walker, Rick Yang, and Peter Sonsini. The NEA 17 Managers share voting and dispositive power with regard to the shares held by NEA 17. The shares directly held by NEA 18 VGE are indirectly held by NEA Partners 18 VGE, L.P., or NEA Partners 18 VGE, the sole general partner of NEA 18 VGE, NEA 18 VGE GP, LLC, or NEA 18 VGE LLC, the sole general partner of NEA Partners 18 VGE, and each of the individual managers of NEA 18 VGE LLC. The individual managers, or collectively, the NEA 18 VGE Managers, of NEA 18 VGE LLC are Ali Behbahani, Carmen Chang, Anthony A. Florence, Jr., Edward Mathers, Mohamad Makhzoumi, Scott D. Sandell, Paul Walker, Rick Yang, and Peter Sonsini. The NEA 18 VGE Managers share voting and dispositive power with regard to the shares held by NEA 18 VGE. The shares directly held by BH SPV are indirectly held by NEA BH SPV GP, LLC ,or SPV LLC, the sole general partner of BH SPV, and each of the NEA 17 Managers. The NEA 17 Managers share voting and dispositive power with regard to the shares held by BH SPV. The shares directly held by BH SPV II are indirectly held by SPV LLC, the sole general partner of BH SPV II, and each of the NEA 17 Managers. The NEA 17 Managers share voting and dispositive power with regard to the shares held by BH SPV II. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their actual pecuniary interest therein. The address for the above referenced entities is 1954 Greenspring Drive, Suite 600, Timonium, Maryland 21093.

(2)
The following information is based on a Schedule 13G filed by Deer X & Co. Ltd. and other reporting persons named therein. Consists of (i) 35,891,981 shares of common stock held by Bessemer Venture Partners IX L.P., or Bessemer IX, (ii) 28,754,956 shares of common stock held by Bessemer Venture Partners IX Institutional L.P., or Bessemer Institutional, (iii) 2,090,325 shares of common stock held by Bessemer Venture Partners Century Fund L.P., or Bessemer Century, (iv) 13,189,833 shares of common stock held by Bessemer Venture Partners Century Fund Institutional L.P., or Bessemer Century Institutional and (v) 10,629 shares of common stock issuable held by 15 Angels II LLC, or 15 Angels (together with Bessemer IX, Bessemer Institutional, Bessemer Century and Bessemer Century Institutional, the “Bessemer Entities”). Also includes 6,060,487 shares of common stock issuable as of March 1, 2023 upon conversion of an aggregate of 8,500 shares of Series B Convertible Perpetual Preferred Stock held by Bessemer IX, Bessemer Institutional, Bessemer Century, Bessemer Century Institutional and 15 Angels. 15 Angels is wholly owned by Bessemer Venture Partners VIII Institutional L.P., or Bessemer VIII Institutional. Deer VIII & Co. L.P., or Deer VIII L.P. is the general partner of Bessemer VIII Institutional. Deer VIII & Co. Ltd., or Deer VIII Ltd., is the general partner of Deer VIII L.P. Robert P. Goodman, David Cowan, Jeremy Levine, Byron Deeter and Robert M. Stavis are the directors of Deer VIII Ltd. and hold the voting and dispositive power for 15 Angels. Deer IX & Co. L.P., or Deer IX L.P., is the general partner of Bessemer IX and Bessemer Institutional. Deer IX & Co. Ltd., or Deer IX Ltd., is the general partner of Deer IX L.P. David Cowan, Byron Deeter, Adam Fisher, Robert P. Goodman, Jeremy Levine and Robert M. Stavis are the directors of Deer IX Ltd. and hold the voting and dispositive power for Bessemer IX and Bessemer Institutional. Investment and voting decisions with respect to the shares held by Bessemer IX and Bessemer Institutional are made by the directors of Deer IX Ltd. acting as an investment committee. Deer X & Co. L.P., or Deer X L.P., is the general partner of Bessemer Century and Bessemer Century Institutional. Deer X & Co. Ltd., or Deer X Ltd., is the general partner of Deer X L.P. Pursuant to a proxy arrangement between Deer X L.P. and Deer IX L.P., Deer IX L.P., its general partner Deer IX Ltd., and the aforementioned directors of Deer IX Ltd. make voting decisions with respect to the shares of the Company held by Bessemer Century and Bessemer Century Institutional. Such voting decisions are made by the directors of Deer IX Ltd. acting as an investment committee. Mr. Kraus disclaims beneficial ownership of the securities held by the Bessemer Entities except to the extent of his pecuniary interest, if any, in such securities by virtue of his indirect interest in the Bessemer Entities. The address for each of these entities is c/o Bessemer Venture Partners, 1865 Palmer Avenue, Suite 104, Larchmont, New York 10538.

(3)
The following information is based on a Schedule 13D/A filed by StepStone Group LP and other reporting persons named therein. Consists of (i) 5,358,000 shares of common stock held by StepStone VC Global Partners VII-A, L.P. (“StepStone VII-A”), (ii) 516,912 shares of common stock held by StepStone VC Global Partners VII-C, L.P. (“StepStone VII-C”), (iii) 21,059,052 shares of common stock held by StepStone VC Opportunities IV, L.P. (“StepStone IV”), (iv) 2,290,572 shares of common stock held by StepStone Master G, L.P. (“StepStone Master”), (v) 8,246,418 shares of common stock held by AU Special Investments, L.P. (“AU”), (vi) 3,305,300 shares of common stock held by StepStone VC Opportunities VI, L.P. (“StepStone VI”), (vii) 188,884 shares of common held by StepStone VC Opportunities VI-D, L.P. (“StepStone VI-D”), (viii) 969,477 shares of common stock held by StepStone VC Opportunities V, L.P. (“StepStone V”) and (ix) 85,529 shares of common stock held by StepStone VC Opportunities V-D, L.P (“StepStone V-D”). Also includes 1,488,205 shares of common stock issuable as of March 1, 2023 upon conversion of an aggregate of 2,100 shares of Series B Convertible Perpetual Preferred Stock held by StepStone V, StepStone V-D, StepStone VI and StepStone VI-D. StepStone Group LP (“StepStone”) is the investment manager of several direct shareholders of Bright Health Group, Inc., including StepStone VII-A, StepStone VII-C, AU, StepStone IV, StepStone VI, StepStone VI-D, StepStone Master, StepStone V, and StepStone V-D (collectively, the “StepStone Funds”). StepStone has voting, investment and dispositive power over the shares held by the StepStone Funds pursuant to each StepStone Fund’s limited partnership agreement and certain investment management agreements to which StepStone and such StepStone Funds are parties. The address for StepStone and the StepStone Funds is 4225 Executive Square, Suite 1600, La Jolla, CA 92037.

(4)
Consists of (i) 18,220,692 options held by Mr. Mikan that are exercisable within 60 days of March 1, 2023, (ii) 605,214 restricted stock units that vest within 60 days of March 1, 2023 and (iii) 3,600,000 options held by Mikan Family Enterprise, LLC that are exercisable within 60 days of March 1, 2023.

(5)
Consists of (i) 142,623 shares of common stock, (ii) 2,813,337 options held by Ms. Smith that are exercisable within 60 days of March 1, 2023, (iii) 260,707 restricted stock units that vest within 60 days of March 1, 2023 and (iv) 900,000 shares of common stock held by The Smith Family Grantor Retained Annuity Trust. Catherine R. Smith and Ryan T. Smith are the sole trustees of The Smith Family Grantor Retained Annuity Trust and have voting and investment power over the shares of common stock held by The Smith Family Grantor Retained Annuity Trust.

(6)
Consists of (i) 7,500 shares of common stock, (ii) 47,185 options that are exercisable within 60 days of March 1, 2023 and (iii) 46,555 restricted stock units that vest within 60 days of March 1, 2023.

(7)
Consists of (i) 3,626,121 options that are exercisable within 60 days of March 1, 2023 held by Mr. Sheehy and (ii) 20,055,236 shares of common stock held by the Robert J. Sheehy Revocable Trust. Robert J. Sheehy is the sole trustee of the Robert J. Sheehy Revocable Trust and has voting and investment power over the shares of common stock and Series A preferred stock held by the Robert J. Sheehy Revocable Trust.

(8)	Consists of 427,500 options that are exercisable within 60 days of March 1, 2023.

(9)	Consists of 427,500 options that are exercisable within 60 days of March 1, 2023.

(10)	Consists of 281,250 options that are exercisable within 60 days of March 1, 2023.

(11)	Consists of (i) 598,012 shares of common stock and (ii) 393,750 options that are exercisable within 60 days of March 1, 2023.

(12)
Consists of (i) 1,070,112 shares of common stock, (ii) 326,250 options that are exercisable within 60 days of March 1, 2023, (iii) 294,888 shares of common stock held by the Kadre Family Partnership, L.P. of which Mr. Kadre is the general partner.

(13)	Does not include 85,998,211 shares beneficially owned by the Bessemer Entities, as described under footnote (2). Mr. Kraus is a director of Deer X Ltd. and has an indirect, passive economic interest in the shares held by Bessemer IX, Bessemer Institutional and 15 Angels. Mr. Kraus disclaims beneficial ownership of the securities held by the Bessemer Entities except to the extent of his pecuniary interest, if any, in such securities by virtue of his indirect interest in the Bessemer Entities.

(14)
Consists of shares held by NEA 15, NEA 15 OF, NEA 16, NEA 17, NEA 18 VGE, BH SPV and BH SPV II described under footnote (1), over which Mr. Makhzoumi shares voting and dispositive power. Mr. Makhzoumi has no voting or dispositive power with regard to any shares held by NEA. In addition, Mr. Makhzoumi disclaims beneficial ownership of above-referenced shares held by entities affiliated with NEA described in footnote (1) except to the extent of his actual pecuniary interest therein.

(15)
Consists of (i) 48,694 shares of common stock held by The 2016 Adair Newhall Trust in respect of which Mr. Newhall is one of three trustees and (ii) shares held by the StepStone funds described under footnote (3), over which Mr. Newhall shares voting and dispositive power. Mr. Newhall disclaims beneficial ownership of the above-referenced shares held by the StepStone Funds except to the extent of his actual pecuniary interest therein.

(16)
Consists of (i) 166,887 shares of common stock, (ii) 280,404 options that are exercisable within 60 days of March 1, 2023 and (iii) 450,000 shares of common stock held by Slavitt Holdings LLC. Mr. Slavitt is the sole manager and member of Slavitt Holdings LLC and has voting and investment power over the shares of common stock held by Slavitt Holdings LLC. Also includes 2,454,972 shares held by Town Hall Ventures II LP and 4,237,497 shares held by Town Hall Ventures LP, in respect of each of which Mr. Slavitt serves as a managing member and its General Partner. Also includes 2,994,592 shares of common stock issuable as of March 1, 2023 upon conversion of 4,200 shares of Series B Convertible Perpetual Preferred Stock held by Town Hall Ventures II LP. Mr. Slavitt disclaims beneficial ownership over the shares held by the Town Hall entities except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2022, was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted-Average Exercise Price per Share of Outstanding Options and Rights(2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans(3)
Equity compensation plans approved by shareholders	112,358,000	$1.82	18,050,748

(1)Includes grants of stock options and restricted stock units (which may be time-based or market-based) granted under the 2021 Incentive Plan and the 2016 Incentive Plan.
(2)Includes weighted-average exercise price per share of outstanding stock options only.
(3)Consists of shares of common stock available for future issuance under the 2021 Incentive Plan as of December 31, 2022. Excludes securities to be issued upon exercise of outstanding options and rights. Shares available under the 2021 Incentive Plan may granted as future awards in the form of stock options, stock appreciation rights, restricted shares, restricted stock units and other equity-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

We are party to a registration rights agreement with certain of our stockholders including New Enterprise Associates, Bessemer Venture Partners, StepStone, Town Hall Ventures, and certain subsidiaries of Cigna and certain of their respective affiliates. Each of New Enterprise Associates, Bessemer Venture Partners and StepStone beneficially owned more than 5% of our outstanding common stock as of the Record Date.

The registration rights agreement, as amended, contains provisions that entitle the stockholder parties thereto to certain rights to have their securities registered by us under the Securities Act. New Enterprise Associates and Bessemer Venture Partners will be entitled to three “demand” registrations in the aggregate, subject to certain limitations. In addition, the stockholder parties to the registration rights agreement, including New Enterprise Associates, Bessemer Venture Partners, StepStone, and certain subsidiaries of Cigna are entitled to customary “piggyback” registration rights. The registration rights agreement provides that we will pay certain expenses of the stockholder parties relating to such registrations and indemnify them against certain liabilities which may arise under the Securities Act.

Investment Agreement

On October 10, 2022, we entered into an Investment Agreement (the “Investment Agreement”) with affiliates of New Enterprise Associates, Bessemer Venture Partners, StepStone Group LP, and Town Hall Ventures (the “Purchasers”), among others, relating to the issuance and sale by the Company to the Purchasers of 175,000 shares of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), for a purchase price of $1,000 per share. Pursuant to the Investment Agreement, the Purchasers acquired 152,500 shares of the Series B Preferred Stock for an aggregate purchase price of $152.5 million. The terms of the Preferred Stock are set forth in the Certificate of Designations designating the Preferred Stock, a copy of which is attached as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2022. We granted the Purchasers registration rights in respect of the Preferred Stock and any shares of common stock issued upon conversion thereof.

Certain of our directors have current or former relationships with New Enterprise Associates, Bessemer Venture Partners, StepStone, and Townhall Ventures. For information about these relationships see the section titled “Board of Directors and Corporate Governance-Board of Directors”.

Related Persons Transaction Policy

Our Board has adopted a written policy on transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that all “related persons” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our general counsel any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Our general counsel will communicate that information to our Board or to a duly authorized committee thereof. Our related person policy provides that no related person transaction entered into will be executed without the approval or ratification of our Board or a duly authorized committee thereof. It will be our policy that any directors interested in a related person transaction must recuse themselves from any vote on a related person transaction in which they have an interest.

Director Independence

Pursuant to the corporate governance listing standards of the NYSE, a director employed by us cannot be deemed to be an independent director. Each other director will qualify as independent only if our Board affirmatively determines that he or she has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Ownership of a significant amount of our stock, by itself, does not constitute a material relationship.
The Board has affirmatively determined that each of our directors, other than G. Mike Mikan and Robert J. Sheehy, qualifies as independent in accordance with the NYSE rules. In making its independence determinations, our Board considered and reviewed all information known to it (including information identified through directors’ questionnaires).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES BILLED BY DELOITTE & TOUCHE LLP
The Audit Committee has direct oversight of the independent registered public accounting firm that audits our financial statements, including their appointment, compensation and evaluation. The Audit Committee has appointed Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2023. Services provided to the Company and its subsidiaries by Deloitte & Touche LLP for the year ended December 31, 2021 are described below and under “Audit Committee Report.”
Fees and Services
The following table summarizes the aggregate fees for professional audit services and other services rendered by Deloitte & Touche LLP for the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees(1)	$3,737,356	$3,243,831
Audit-Related Fees(2)	$—	$490,021
Tax Fees(3)	$74,830	$60,375
Total	$3,812,186	$3,794,227
____________________
(1)The Audit fees listed above for 2022 were billed in connection with the audit of our annual consolidated financial statements in our 2022 Annual Report, the reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and other professional services related to our statutory audits. The Audit fees listed above for 2021 were billed in connection with the audit of our annual consolidated financial statements in our 2021 Annual Report, the reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and other professional services related to our statutory audits, including in relation to our registration statement on Form S-1.
(2)Audit-Related fees listed above include due diligence services for acquisitions during 2021.
(3)Tax fees listed above consist of professional fees primarily for tax compliance services.
In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Bright Health management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy that requires advance approval of all audit services as well as non-audit services, regardless of cost, to the extent required by the Exchange Act and the Sarbanes-Oxley Act of 2002. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee may consider the amount or range of estimated fees as a factor in determining whether a proposed service would impair the registered public accounting firm’s independence. Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent registered public accounting firm and the Company’s Chief Financial Officer or the Chief Accounting Officer and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s and the Public Company Accounting Oversight Board (“PCAOB”)’s rules on registered public accounting firm independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a)1. Financial Statements. The financial statements are included under Item 8 of this report:
(•)Report of Independent Registered Public Accounting Firm.
(•)Consolidated Balance Sheets as of December 31, 2022 and 2021.
(•)Consolidated Statements of Income (Loss) for the years ended December 31, 2022, 2021 and 2020.
(•)Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020.
(•)Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit) for the years ended December 31, 2022, 2021 and 2020.
(•)Consolidated Statements of Cash Flows for years ended December 31, 2022, 2021 and 2020.
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
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 filed with the Registrant's Annual Report on Form 10-K filed on March 18, 2022)

10.1
Credit Agreement, dated as of March 1, 2021, among Bright Health Group, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-1 filed on May 19, 2021)

10.2
Amendment No. 1, dated as of August 2, 2021, among Bright Health Group, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 2, 2021)

10.3
Investment Agreement, dated December 6, 2021, by and between Bright Health Group, Inc. and Cigna Health & Life Insurance Company and New Enterprise Associates 17, L.P. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on December 6, 2021)

10.4
Bright Health Management Inc. Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Registration Statement on Form S-1 filed on June 15, 2021)

10.5†
Bright Health Group, Inc. 2021 Omnibus Incentive Plan, effective as of June 5, 2021 (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 15, 2021)

10.6†
Form of Stock Option Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 5, 2021)

10.7†
Form of Restricted Stock Unit Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2021)

10.8†
Form of Executive Performance Stock Unit Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (2021 Executive Leadership Team PSUs )(incorporated by reference to Exhibit 10.11 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2021)

10.9†
Form of Executive Performance Stock Unit Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2021)

10.10†
Bright Health Group, Inc. (formerly known as Bright Health Inc.) 2016 Stock Incentive Plan (as amended through December 21, 2020) (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.11†
Form of Stock Option Agreement under the Bright Health Group, Inc. (formerly known as Bright Health Inc.) 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.12†
Amended and Restated Employment Agreement, effective as of September 23, 2021, between Bright Health Management, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.15 filed with the Registrant's Annual Report on Form 10-K filed on March 18, 2022)

10.13†
Employment offer letter, dated as of December 19, 2019, between Cathy Smith and Bright Health (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.14†
Employee Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective as of January 7, 2020 between Cathy Smith and Bright Health Management, Inc. (incorporated by reference to Exhibit 10.18 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.15†
Form of Restricted Stock Unit Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on December 20, 2021)

10.16†	Form of Indemnification Award for Directors and Officers (incorporated by reference to Exhibit 10.7 filed with the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2021)
10.17†
Bright Health Management Inc. Annual Incentive Plan (formerly known as Bright Health Inc.) (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.19†	Employment offer letter, dated as of May 4, 2022, between Jeff Cook and Bright Health
10.20	Form of Executive Separation Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2022)
10.21
Investment Agreement, dated October 10, 2022, by and between Bright Health Group, Inc. and the purchasers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 11, 2022).

10.22
Third Amended and Restated Registration Rights Agreement, dated as of October 17, 2022, by and among Bright Health Group, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2022).

10.23
Amendment No. 3, dated as of November 8, 2022, among Bright Health Group, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 9, 2022)

10.24
Limited Waiver and Consent, dated as of February 28, 2023, among Bright Health Group, Inc., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on From 8-K filed on March 1, 2023.

10.25*	Amendment No. 2, dated as of November 20, 2021, among Bright Health Group, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
10.26*†	Form of Restricted Stock Unit Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (2022)
10.27*†	Form of Stock Option Agreement under the Bright Health Group, Inc. 2021 Omnibus Incentive Plan (2022)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101*	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)
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

(c) Financial Statement Schedule. Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the shareholders and the Board of Directors of Bright Health Group, Inc.

We have audited the consolidated financial statements of Bright Health Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022, and the Company’s internal control over financial reporting as of December 31, 2022, and have issued our report thereon dated March 16, 2023, which contained an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding going concern, and an adverse opinion on the Company’s internal control over financial reporting due to the identification of a material weakness.

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

March 16, 2023

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
Bright Health Group, Inc.
Parent Company Condensed Balance Sheets

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$335	$971
Short-term investments	1,619	1,119
Investment in subsidiaries	1,037,067	1,301,937
Other assets	73	2,885
Total assets	1,039,094	1,306,912

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Related-party payable, net	4,527	988
Short-term borrowings	303,947	155,000
Other current liabilities	6,264	2,469
Total liabilities	314,738	158,457

Commitments and contingencies (Note 15)
Redeemable Series A preferred stock, $0.0001 par value; 750,000 and — shares authorized in 2022 and 2021, respectively; 750,000 and — shares issued and outstanding in 2022 and 2021, respectively	747,481	—
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2022 and 2021, respectively; 175,000 and — shares issued and outstanding in 2022 and 2021, respectively	172,936	—

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 and 3,000,000,000 shares authorized in 2022 and 2021, respectively; 630,271,508 and 628,622,872 shares issued and outstanding in 2022 and 2021, respectively	63	63
Additional paid-in capital	2,972,271	2,861,243
Retained earnings (deficit)	(3,156,395)	(1,700,851)
Treasury stock, at cost, 2,522,148 shares at December 31, 2022 and 2021	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(196,061)	1,148,455
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$1,039,094	$1,306,912

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
Bright Health Group, Inc.
Parent Company Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Investment income	$(36)	$30	$26
Total revenue	(36)	30	26

Operating costs:
Operating costs	112,867	69,170	5,867
Total operating costs	112,867	69,170	5,867
Interest expense	12,822	7,732	—
Loss before income taxes and equity in net loss of subsidiaries	(125,725)	(76,872)	(5,841)
Income tax expense (benefit)	43	17	—
Loss before equity in net loss of subsidiaries	(125,768)	(76,889)	(5,841)
Equity in net loss of subsidiaries	(1,329,776)	(1,107,973)	(242,601)
Net loss	(1,455,544)	(1,184,862)	(248,442)

Unrealized investment holding (losses) gains	(5,267)	(6,163)	1,556
Less: reclassification adjustments for investment (losses) gains	(4,173)	(402)	112
Other comprehensive (loss) income	(1,094)	(5,761)	1,444

Comprehensive loss	$(1,456,638)	$(1,190,623)	$(246,998)

Schedule I

Condensed Financial Information of Registrant
(Parent Company Only)
Bright Health Group, Inc.
Parent Company Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	(5,910)	(4,888)	(168)
Cash flows from investing activities:
Purchases of investments	(500)	—	(1,119)
Proceeds from sales, paydown, and maturities of investments.	—	—	1,191
Capital contributions to operating subsidiaries	(1,064,595)	(607,699)	(480,869)
Business acquisition, net of cash acquired	(310)	(431,791)	(230,331)
Net cash used in investing activities	(1,065,405)	(1,039,490)	(711,128)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	920,417	—	711,200
Proceeds from issuance of common stock	1,315	11,390	1,241
Proceeds from short-term borrowings	303,947	355,000	—
Repayments of short-term borrowings	(155,000)	(200,000)	—
Payments for debt issuance costs	—	(3,391)	—
Proceeds from IPO	—	887,328	—
Payments for IPO offering costs	—	(6,686)	—
Net cash provided by financing activities	1,070,679	1,043,641	712,441
Net increase (decrease) in cash and cash equivalents	(636)	(737)	1,145
Cash and cash equivalents – beginning of year	971	1,708	563
Cash and cash equivalents – end of year	$335	$971	$1,708

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
Dividends and Capital Distributions: Cash dividends from unregulated subsidiaries included in the Cash Flows from Operating Activities in the Parent Company Condensed Statements of Cash Flows were $— million, $— million and $65.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 3. SHORT-TERM BORROWINGS
Discussion of short-term borrowings can be found in Note 11 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
NOTE 4. COMMITMENTS AND CONTINGENCIES
Certain regulated subsidiaries are guaranteed by the Parent Company in the event of insolvency.
For a summary of commitments and contingencies, see Note 17 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Health Group, Inc.

Date: March 16, 2023	By:	/s/ G. Mike Mikan
Name: G. Mike Mikan
Title: Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 16, 2023.

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