Form 10-Q
period 2023-03-31
Bright Health Group Inc.
filed 2023-05-10
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of May 2, 2023, the registrant had 636,146,133 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this Quarterly Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will,” “ensure” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to raise capital and continue as a going concern; our ability to comply with the terms of our credit facility, including financial covenants, both during and after any waiver period, and/or obtain any additional waivers of any terms of our credit facility to the extent required; our ability to sell our Medicare Advantage business in California on acceptable terms, including our ability to receive the proceeds thereof in a manner that would alleviate our current financial position; our ability to quickly and efficiently wind down our Individual and Family Plan (“IFP”) businesses and Medicare Advantage (“MA”) businesses outside of California; potential disruptions to our business due to our corporate restructuring and resulting headcount reduction; our ability to accurately estimate and effectively manage the costs relating to changes in our business offerings and models; a delay or inability to withdraw regulated capital from our subsidiaries; our ability to comply with ongoing regulatory requirements, including consent decrees or government orders; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our and our Care Partners’ ability to obtain and accurately assess, code, and report IFP and MA risk adjustment factor scores for consumers; our ability to contract with care providers and arrange for the provision of quality care; our ability to accurately estimate our medical expenses, effectively manage our costs and claims liabilities or appropriately price our products and charge premiums; our ability to obtain claims information timely and accurately; the impact of the ongoing COVID-19 pandemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage the growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions and integrate acquired businesses; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; our ability to adapt to new risks associated with our expansion into the ACO REACH program; our ability to comply with the continued listing standards of the New York Stock Exchange; and the other factors set forth under the heading “Risk Factors” in this Quarterly Report and Bright Health Group’s Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2023 (“2022 Form 10-K”) and our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$382,506	$466,325
Short-term investments	12,112	13,206
Accounts receivable, net of allowance of $6,513 and $6,098, respectively	125,241	73,605
ACO REACH performance year receivable	882,884	99,181
Current assets of discontinued operations (Note 16)	2,225,739	2,783,474
Prepaids and other current assets	142,932	134,843
Total current assets	3,771,414	3,570,634
Other assets:
Long-term investments	3,816	5,401
Property, equipment and capitalized software, net	40,747	42,596
Goodwill	760,078	760,078
Intangible assets, net	242,286	249,083
Other non-current assets	29,664	37,260
Total other assets	1,076,591	1,094,418
Total assets	4,848,005	4,665,052
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$458,465	$411,753
Accounts payable	33,638	67,854
Unearned revenue	139,416	242
ACO REACH performance year obligation	719,420	—
Short-term borrowings	303,947	303,947
Current liabilities of discontinued operations (Note 16)	2,225,739	2,783,474
Other current liabilities	131,256	121,424
Total current liabilities	4,011,881	3,688,694
Other liabilities	32,191	36,673
Total liabilities	4,044,072	3,725,367
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	223,503	219,758
Redeemable Series A preferred stock, $0.0001 par value; 750,000 shares authorized in 2023 and 2022; 750,000 shares issued and outstanding in 2023 and 2022	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2023 and 2022; 175,000 shares issued and outstanding in 2023 and 2022	172,936	172,936
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2023 and 2022; 636,142,597 and 630,271,508 shares issued and outstanding in 2023 and 2022, respectively	63	63
Additional paid-in capital	3,005,592	2,972,271
Accumulated deficit	(3,331,406)	(3,156,395)
Accumulated other comprehensive loss	(2,236)	(4,429)
Treasury Stock, at cost, 2,522,148 shares at March 31, 2023, and December 31, 2022, respectively	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(339,987)	(200,490)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$4,848,005	$4,665,052
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Premium revenue	$502,918	$458,962
ACO REACH revenue	239,807	182,797
Service revenue	13,570	12,392
Investment income (loss)	46	(40,888)
Total revenue	756,341	613,263
Operating expenses:
Medical costs	688,515	594,248
Operating costs	140,324	159,117
Restructuring charges	3,357	6,864
Depreciation and amortization	9,891	12,897
Total operating expenses	842,087	773,126
Operating loss	(85,746)	(159,863)
Interest expense	7,787	1,193
Other income	—	(784)
Loss from continuing operations before income taxes	(93,533)	(160,272)
Income tax expense	1,259	3,242
Net loss from continuing operations	(94,792)	(163,514)
Loss from discontinued operations, net of tax (Note 16)	(74,669)	(17,115)
Net Loss	(169,461)	(180,629)
Net earnings from continuing operations attributable to noncontrolling interests	(5,550)	(14,605)
Series A preferred stock dividend accrued	(9,714)	(8,938)
Series B preferred stock dividend accrued	(2,180)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(186,905)	$(204,172)

Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders
Continuing operations	$(0.18)	$(0.30)
Discontinued operations	(0.12)	(0.02)
Basic and diluted loss per share	(0.30)	(0.32)

Basic and diluted weighted-average common shares outstanding	631,534	628,765
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(169,461)	$(180,629)
Other comprehensive (loss) income:
Unrealized investment holding gains (losses) arising during the year, net of tax of $0 and $0, respectively	1,729	(28,089)
Less: reclassification adjustments for investment (losses) gains, net of tax of $0 and $0, respectively	(464)	(1,749)
Other comprehensive (loss) income	2,193	(26,340)
Comprehensive loss	(167,268)	(206,969)
Comprehensive loss attributable to noncontrolling interests	(5,550)	(14,605)
Comprehensive loss attributable to Bright Health Group, Inc. common shareholders	$(172,818)	$(221,574)
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2023	Shares	Amount	Shares	Amount
Balance at January 1, 2023	925	$920,417	630,272	$63	$2,972,271	$(3,156,395)	$(4,429)	$(12,000)	$(200,490)
Net loss	—	—	—	—	—	(175,011)	—	—	(175,011)
Issuance of common stock	—	—	5,871	—	1	—	—	—	1
Share-based compensation	—	—	—	—	33,320	—	—	—	33,320
Other comprehensive loss	—	—	—	—	—	—	2,193	—	2,193
Balance at March 31, 2023	925	$920,417	636,143	$63	$3,005,592	$(3,331,406)	$(2,236)	$(12,000)	$(339,987)
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
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(169,461)	$(180,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,891	13,041
Impairment of intangible assets	—	6,720
Share-based compensation	33,320	32,921
Deferred income taxes	436	717
Unrealized loss on equity securities	—	40,968
Other, net	(2,807)	2,378
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(43,409)	(29,221)
ACO REACH performance year receivable	(783,703)	(638,641)
Other assets	22,448	(22,270)
Medical cost payable	(423,459)	337,180
Risk adjustment payable	4,153	354,276
Accounts payable and other liabilities	(119,416)	52,182
Unearned revenue	137,563	(18,402)
ACO REACH performance year obligation	719,420	533,537
Net cash (used in) provided by operating activities	(615,024)	484,757
Cash flows from investing activities:
Purchases of investments	(2,880)	(782,091)
Proceeds from sales, paydown, and maturities of investments	690,161	154,765
Purchases of property and equipment	(1,863)	(5,491)
Business divestitures, net of cash disposed of	1,370	—
Business acquisitions, net of cash acquired	—	(310)
Net cash provided by (used in) investing activities	686,788	(633,127)
Cash flows from financing activities:
Repayments of short-term borrowings	—	(155,000)
Proceeds from issuance of preferred stock	—	747,481
Proceeds from issuance of common stock	1	257
Distributions to noncontrolling interest holders	(1,805)	—
Net cash (used in) provided by financing activities	(1,804)	592,738
Net increase in cash and cash equivalents	69,960	444,368
Cash and cash equivalents – beginning of year	1,932,290	1,061,179
Cash and cash equivalents – end of period	$2,002,250	$1,505,547
Supplemental disclosures of cash flow information:
Changes in unrealized loss on available-for-sale securities in OCI	$2,193	$(26,340)
Cash paid for interest	7,157	1,168
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization: Bright Health Group, Inc. and subsidiaries (collectively, “Bright Health,” “we,” “our,” “us,” or the “Company”) was founded in 2015 to transform healthcare. Our mission of Making Healthcare Right. Together. is built upon the belief that by aligning the best local resources in healthcare delivery with the financing of care we can drive a superior consumer experience, optimize clinical outcomes, reduce systemic waste, and lower costs. We are a healthcare company building a national Integrated System of Care in close partnership with our Care Partners. Our differentiated approach is built on alignment, focused on the consumer, and powered by technology. We have two market facing businesses: our Consumer Care business and Bright HealthCare. Consumer Care provides care delivery and value-based enablement services through our owned and affiliated clinics. Bright HealthCare offers Medicare health plan products in California.

Basis of Presentation: The condensed consolidated financial statements include the accounts of Bright Health Group, Inc. and all subsidiaries and controlled companies. All intercompany balances and transactions are eliminated upon consolidation. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our audited consolidated financial statements, unless the information contained in those disclosures materially changed or is required by GAAP. As such, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022 included in our Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for fair presentation of the interim financial statements.

Use of Estimates: The preparation of our condensed consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Our most significant estimates include medical costs payable, risk adjustment revenue and associated payables and receivables, premium deficiency reserve, ACO REACH performance year receivable and obligation, and valuation and impairment of goodwill and other intangible assets. Actual results could differ from these estimates.

Going Concern: The condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has a history of operating losses, and we generated a net loss of $169.5 million for the three months ended March 31, 2023. Additionally, the Company experienced negative operating cash flows primarily related to our discontinued Bright HealthCare – Commercial segment for the three months ended March 31, 2023, requiring additional cash to be infused to satisfy statutory capital requirements. The Company’s discontinued operations will continue to experience negative cash outflows through the third quarter of 2023, as it pays out the 2022 IFP risk adjustment obligations.

In addition, the Company’s $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”), matures on February 28, 2024. On March 1, 2023, the Company disclosed that during the First Quarter of 2023, the Company breached the minimum liquidity covenant of the Credit Agreement. On April 28, 2023, the Company entered into an amended and restated limited waiver and consent (the “Waiver”) under the Credit Agreement, which amended and restated the limited waiver and consent entered into by the Company under the Credit Agreement on February 28, 2023 (the "Original Waiver"). The Waiver amends the Original Waiver by, among other things, extending the temporary waiver of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which originally spanned from January 25, 2023 to April 30, 2023, to January 25, 2023 to June 30, 2023 (the “Extended Waiver Period”). From April 29, 2023 until the end of the Extended Waiver Period, the Company will be subject to a minimum liquidity covenant of not less than $50.0 million. The Waiver also (i) amends the Original Waiver and the Credit Agreement by changing the definition of "Minimum Liquidity" to mean unrestricted cash of the Company and the other loan parties and (ii) waives permanently any default or event of default arising from the failure to deliver the 2022 audit report without a qualification as to "going concern." In addition, during the Extended Waiver Period, the Company will not have access to certain negative covenant baskets and will be subject to additional cash-flow, cash balance, and other reporting requirements.

Based on our projected cash flows and absent any other action, the Company may not meet certain covenants under the Credit Agreement or the Waiver which may result in the obligations under the Credit Agreement being accelerated. The Company will

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
require additional liquidity to meet its obligations as they come due in the 12 months following the date the condensed consolidated financial statements contained in this Quarterly Report are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management has implemented a restructuring plan to reduce capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. The Company’s Bright HealthCare business has exited the Commercial marketplace at the end of the 2022 plan year. In addition to our market exits, management is in the process of executing upon additional restructuring activities, which include reducing our workforce, exiting excess office space, and terminating or restructuring contracts. The Company also closed on a $175.0 million capital raise in October 2022 to capitalize our continuing operations as further described in Note 9, Preferred Stock. On April 28, 2023, the Company disclosed that it is exploring strategic alternatives for its California Medicare Advantage business, which consists of Brand New Day and Central Health Plan, with a focus on a potential sale.

In the event the Company is unable to execute on its strategic plans with a focus on potential sale of the California Medicare Advantage business, obtain additional financing or take other management actions, among other potential consequences, we forecast we will be unable to satisfy our obligations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Operating Costs: Our operating costs, by functional classification for the three months ended March 31, 2023 and 2022, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Compensation and fringe benefits	$85,208	$96,216
Professional fees	12,687	14,739
Marketing and selling expenses	20,344	18,382
General and administrative expenses	10,974	15,942
Other operating expenses	11,111	13,838
Total operating costs	$140,324	$159,117

Recently Issued and Adopted Accounting Pronouncements: There are no accounting pronouncements that were recently issued and not yet adopted or adopted since our audited consolidated financial statements were issued that had, or are expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

Correction of prior period financial statements: Subsequent to the issuance of the condensed consolidated financial statements for the quarter ended March 31, 2022, we identified an error in the accounting for gross versus net revenue recognition conclusion from certain value-based care arrangements. As a result, Premium revenue and Medical costs have been reduced by $58.3 million for the quarter ended March 31, 2022. There is no impact on Operating loss or Net loss. There was no impact to the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of changes in redeemable preferred stock and shareholders’ equity (deficit) and condensed consolidated statements of cash flows.

The Company determined that the correction of these errors was not material to the condensed consolidated financial statements.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 2. RESTRUCTURING CHARGES

In October 2022, we announced our decision to further focus our business on our Fully Aligned Care Model, and that we will no longer offer commercial plans through Bright HealthCare, or Medicare Advantage products outside of California in 2023. As result of these strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

Restructuring charges by reportable segment and corporate for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31, 2023
	Bright HealthCare	Consumer Care	Corporate & Eliminations	Total
Employee termination benefits	$6	$(41)	$(725)	$(760)
Long-lived asset impairments	—	—	880	880
Contract termination and other costs	55	—	3,182	3,237
Total continuing operations	$61	$(41)	$3,337	$3,357

The $0.9 million of long-lived asset impairments is the result of a lease abandonment for one of our corporate office locations during the three months ended March 31, 2023.

	Three Months Ended March 31, 2022
	Bright HealthCare	Consumer Care	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$6,097	$6,097
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	767	767
Total continuing operations	$—	$—	$6,864	$6,864

Restructuring accrual activity recorded by major type for the three months ended March 31, 2023 were as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2023	$24,077	$515	$24,592
Charges	(1,716)	—	(1,716)
Cash payments	(9,739)	(100)	(9,839)
Balance at March 31, 2023	$12,622	$415	$13,037

Employee termination benefits are recorded within Other current liabilities while contract termination costs are recorded within Accounts payable.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3. INVESTMENTS

Fixed Maturity Securities

Available-for-sale securities are reported at fair value as of March 31, 2023 and December 31, 2022. Held-to-maturity securities are reported at amortized cost as of March 31, 2023 and December 31, 2022. The following is a summary of our investment securities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$382,510	$5	$(9)	$382,506
Available for sale:
U.S. government and agency obligations	7,256	1	(210)	7,047
Corporate obligations	2,906	4	(69)	2,841
State and municipal obligations	458	—	(12)	446
Certificates of deposit	3,304	—	—	3,304
Mortgage-backed securities	37	—	(1)	36
Asset-backed securities	72	—	—	72
Total available-for-sale securities	14,033	5	(292)	13,746
Held to maturity:
U.S. government and agency obligations	233	—	—	233
Certificates of deposit	1,949	—	—	1,949
Total held-to-maturity securities	2,182	—	—	2,182
Total investments	$398,725	$10	$(301)	$398,434

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$340,795	$8	$—	$340,803
Available for sale:
U.S. government and agency obligations	8,742	—	(301)	8,441
Corporate obligations	3,401	1	(95)	3,307
State and municipal obligations	712	—	(17)	695
Certificates of deposit	3,318	—	—	3,318
Mortgage-backed securities	156	—	—	156
Asset-backed securities	60	—	—	60
Other	1	—	—	1
Total available-for-sale securities	16,390	1	(413)	15,978
Held to maturity:				—
U.S. government and agency obligations	685	—	—	685
Certificates of deposit	1,947	—	—	1,947
Total held-to-maturity securities	2,632	—	—	2,632
Total investments	$359,817	$9	$(413)	$359,413

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of available-for-sale investments, including those that are cash equivalents, with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents	$70,213	$(9)	$—	$—	$70,213	$(9)
U.S. government and agency obligations	693	(9)	6,694	(201)	7,387	(210)
Corporate obligations	178	(3)	2,397	(66)	2,575	(69)
State and municipal obligations	3	—	369	(12)	372	(12)
Asset-backed securities	30	(1)	—	—	30	(1)
Total bonds	$71,117	$(22)	$9,460	$(279)	$80,577	$(301)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	$1,316	$(31)	$6,808	$(270)	$8,124	(301)
Corporate obligations	740	(9)	2,061	(86)	2,801	(95)
State and municipal obligations	340	(2)	344	(15)	684	(17)
Mortgage-backed securities	2	—	—	—	2	—
Other	—	—	1	—	1	—
Total bonds	$2,398	$(42)	$9,214	$(371)	$11,612	$(413)

As of March 31, 2023, we had 800 investment positions out of 1,340 that were in an unrealized loss position. As of December 31, 2022, we had 721 investment positions out of 2,432 that were in an unrealized loss position. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, we evaluate securities for impairment when the fair value of the investment is less than its amortized cost. We evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase. Refer to Note 16 Discontinued Operations for discussion of the impairment of securities recognized within discontinued operations.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2023, the maturity of available-for-sale securities, by contractual maturity, reflected at amortized cost and fair value were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	10,343	10,187
Due after one year through five years	3,611	3,479
Due after five years through 10 years	79	80
Due after 10 years	—	—
Total debt securities	14,033	13,746

There was $46.3 thousand of investment income in the Condensed Consolidated Statements of Income (Loss) related to our fixed maturity securities for the three months ended March 31, 2023. For the three months ended March 31, 2022, investment income in the Condensed Consolidated Statements of Income (Loss) was $0.1 million related to our fixed maturity securities. The gross proceeds from the sale of available-for-sale securities for the three months ended March 31, 2023 and 2022 were $2.4 million and $5.1 million, respectively. There were no realized (losses) gains from our fixed maturity securities for the three months ended March 31, 2023 and 2022.

Equity Securities

For the three months ended March 31, 2022, we recognized unrealized (losses) gains of $(41.0) million in investment income (loss) in the Condensed Consolidated Statements of Income (Loss). We held no equity securities during the three months ended March 31, 2023 and as such did not recognize any investment income (loss).

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument see Note 5 to the audited consolidated financial statements included in our 2022 Form 10-K.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth our fair value measurements as of March 31, 2023 and December 31, 2022, for assets measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$363,663	$15,749	$—	$379,412
Fixed maturity securities, available for sale:
U.S. government and agency obligations	5,152	1,895	—	7,047
Corporate obligations	—	2,841	—	2,841
State and municipal obligations	—	446	—	446
Certificates of deposit	—	3,304	—	3,304
Mortgage-backed securities	—	36	—	36
Asset-backed securities	—	72	—	72
Other	—		—	—
Total fixed maturity securities, available for sale:	5,152	8,594	—	13,746
Total assets at fair value	$368,815	$24,343	$—	$393,158

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$316,752	$15,601	$—	$332,353
Fixed maturity securities, available for sale:
U.S. government and agency obligations	6,354	2,087	—	8,441
Corporate obligations	—	3,307	—	3,307
State and municipal obligations	—	695	—	695
Certificates of deposit	—	3,318	—	3,318
Mortgage-backed securities	—	156	—	156
Asset-backed securities	—	60	—	60
Other	—	1	—	1
Total fixed maturity securities, available for sale:	6,354	9,624	—	15,978
Total assets at fair value	$323,106	$25,225	$—	$348,331

The following tables set forth the Company’s fair value measurements as of March 31, 2023 and December 31, 2022, for certain financial instruments not measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents, held to maturity	$3,094	$—	$—	$3,094
Fixed maturity securities, held to maturity:
U.S. government and agency obligations	233	—	—	233
Certificates of deposit	1,619	330	—	1,949
Total held to maturity	$4,946	$330	$—	$5,276

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2022
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

NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Bright HealthCare	$428,710	$70,017	$428,710	$70,017
Consumer Care	401,385	—	401,385	—
Total	$830,095	$70,017	$830,095	$70,017

The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$204,221	$46,642	$204,221	$41,604
Trade names	95,261	14,399	95,261	12,812
Other	5,400	1,555	5,400	1,383
Total	$304,882	$62,596	$304,882	$55,799
There was no impairment expense for the three months ended March 31, 2023 and 2022.

We are continuously evaluating factors that affect the fair values of our reporting units including our market capitalization, macroeconomic trends and other events and uncertainties. Negative trends in these factors could result in a non-cash charge for impairment to goodwill or intangible assets in a future period.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amortization expense relating to intangible assets for the three months ended March 31, 2023 and 2022 was $6.8 million and $10.4 million, respectively. Estimated amortization expense relating to intangible assets for the remainder of 2023 and for each of the next five full years ending December 31 is as follows (in thousands):

2023 (April-December)	$20,368
2024	$27,025
2025	$27,025
2026	$27,025
2027	$27,025
2028	$25,382
NOTE 6. MEDICAL COSTS PAYABLE
The following table shows the components of the change in medical costs payable for the three months ended March 31 (in thousands):

	March 31,
	2023	2022
Medical costs payable - January 1	$411,753	$263,187
Incurred related to:
Current year	656,599	672,697
Prior year	30,354	(76)
Total incurred	686,953	672,621
Paid related to:
Current year	338,907	367,504
Prior year	301,334	161,143
Total paid	640,241	528,647

Medical costs payable - March 31	$458,465	$407,161
Medical costs payable attributable to prior years increased by $30.4 million and decreased by $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Medical costs payable estimates are adjusted as additional information becomes known regarding claims; there were no significant changes to estimation methodologies during the periods.
The table below details the components making up the medical costs payable as of March 31 (in thousands):

	March 31,
	2023	2022
Claims unpaid	$52,502	$63,329
Provider incentive payable	61,748	40,691
Claims adjustment expense liability	5,823	4,918
Incurred but not reported (IBNR)	338,392	298,223
Total medical costs payable	$458,465	$407,161
Medical costs payable are primarily related to the current year. The Company has recorded claims adjustment expense as a component of operating costs in the Condensed Consolidated Statements of Income (Loss).

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7. SHORT-TERM BORROWINGS

We have a $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”), which matures on February 28, 2024. As of March 31, 2023 and December 31, 2022 we had $303.9 million borrowed under the Credit Agreement at a weighted-average effective annual interest rate of 9.51%, which remains outstanding as of March 31, 2023. Refer to Note 11, Commitments and Contingencies for more information on the undrawn letters of credit of $46.1 million under the Credit Agreement, which reduce the amount available to borrow. Subsequently, in April 2023, $15.3 million of the outstanding, undrawn letters of credit under the Credit Agreement were released.
On March 1, 2023, the Company disclosed that during the First Quarter of 2023, the Company breached the minimum liquidity covenant of the Credit Agreement. On April 28, 2023, the Company entered into an amended and restated limited waiver and consent (the “Waiver”) under the Credit Agreement, which amended and restated the limited waiver and consent entered into by the Company under the Credit Agreement on February 28, 2023 (the "Original Waiver"). The Waiver amends the Original Waiver by, among other things, extending the temporary waiver of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which originally spanned from January 25, 2023 to April 30, 2023, to January 25, 2023 to June 30, 2023 (the “Extended Waiver Period”). From April 29, 2023 until the end of the Extended Waiver Period, the Company will be subject to a minimum liquidity covenant of not less than $50 million. The Waiver also (i) amends the Original Waiver and the Credit Agreement by changing the definition of "Minimum Liquidity" to mean unrestricted cash of the Company and the other loan parties and (ii) waives permanently any default or event of default arising from the failure to deliver the 2022 audit report without a qualification as to "going concern." In addition, during the Extended Waiver Period, the Company will not have access to certain negative covenant baskets and will be subject to additional cash-flow, cash balance, and other reporting requirements.

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

2021 Incentive Plan

The 2021 Incentive Plan (the “2021 Incentive Plan”) was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. There are 104.9 million shares of common stock authorized for issuance under the 2021 Incentive Plan. As of March 31, 2023, a total of 0.5 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

We recognized share-based compensation expense of $33.3 million and $32.9 million for the three months ended March 31, 2023 and 2022, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

Stock Options

The Board of Directors, or the Compensation and Human Capital Committee of the Board of Directors, as applicable, determines the exercise price, vesting periods and expiration date at the time of the grant. Stock options granted prior to the third quarter of 2021 generally vest 25% at one year from the grant date, then ratably over the next 36 months with continuous

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
employee service. Stock options granted after the beginning of the third quarter of 2021 generally vest ratably over three years. Option grants generally expire 10 years from the date of grant.

There were no options granted during the three months ended March 31, 2023.

The activity for stock options for the three months ended March 31, 2023 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	64,291	$1.82	6.7	$82
Granted	—	—
Exercised	(3)	0.63
Forfeited	958	0.58
Expired	(3,574)	1.78
Outstanding at March 31, 2023	61,672	$1.80	5.9	$1

We recognized share-based compensation expense related to stock options of $15.4 million for the three months ended March 31, 2023, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At March 31, 2023, there was $28.8 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period, except for Board of Director grants which generally vest one year from the date of grant. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the three months ended March 31, 2023 (in thousands, except weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	37,567	$2.37
Granted	53,867	0.51
Vested	(5,868)	1.83
Forfeited	(5,612)	1.87
Unvested RSUs at March 31, 2023	79,954	$1.19

We recognized share-based compensation expense related to RSUs of $5.4 million for the three months ended March 31, 2023, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of March 31, 2023, there was $57.8 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 2.0 years.

Performance-based Restricted Stock Units (“PSUs”)

In connection with our IPO, our Board of Directors approved the grant of PSUs to members of our executive leadership team. The grant encompassed a total of 14.7 million PSUs, separated into four equal tranches, each of which are eligible to vest based

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
on the achievement of predetermined stock price goals and a minimum service period of 3.0 years. The fair value of the PSUs was determined using a Monte-Carlo simulation.
The following table summarizes PSU award activity for the three months ended March 31, 2023 (in thousands, except weighted average grant date fair value):

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2022	10,500	$9.30
Granted	—	—
Forfeited	—	—
Unvested PSUs at March 31, 2023	10,500	$9.30
We recognized share-based compensation expense related to PSUs of $12.5 million for the three months ended March 31, 2023, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At March 31, 2023, there was $34.2 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On January 3, 2022, we issued 750,000 shares of Series A Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $750.0 million, or $1,000 per share.

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $47.6 million and $37.9 million as of March 31, 2023 and December 31, 2022, respectively.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $4.55 per share and approximately $4.07 per share subsequent to the issuance of the Series B Preferred Stock) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after January 3, 2025, if the closing price per share of Common Stock on the New York Stock Exchange was greater than $7.96 for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

Under the Certificate of Designations, holders of the Series A Preferred Stock are entitled to vote with the holders of the common stock on an as‑converted basis, solely with respect to (i) a change of control transaction (to the extent such change of control transaction is submitted to a vote of the holders of the common stock) or (ii) the issuance of capital stock by the Company in connection with an acquisition by the Company (to the extent such issuance is submitted to a vote of the holders of the common stock), subject to certain restrictions. Holders of the Series A Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Series A Preferred Stock, authorizations or issuances by the Company of securities that are senior to the Series A Preferred Stock, increases or decreases in the number of authorized shares of Preferred Stock, and issuances of shares of the Series A Preferred Stock after January 3, 2022.

At any time following January 3, 2027, the Company may redeem all of the Series A Preferred Stock for a per share amount in cash equal to: (i) the sum of (A) the liquidation preference (reflecting increases for compounded dividends) thereof plus (B) all accrued dividends as of the applicable redemption date, multiplied by (ii) (A) 105% if the redemption occurs at any time prior to January 3, 2029 and (B) 100% if the redemption occurs at any time on or after January 3, 2029. Upon certain change of control events involving the Company, the holders of the Series A Preferred Stock may, at such holder’s election, convert their shares of Series A Preferred Stock into common stock at the then‑current conversion price or require the Company to purchase all or a portion of such holder’s shares of Preferred Stock that have not been so converted at a purchase price per share of Preferred Stock, payable in cash, equal to the greater of (I) (A) if the change of control effective date occurs at any time prior to January 3, 2029, the product of 105% multiplied by the sum of (x) the liquidation preference of such share of Series A Preferred Stock (reflecting increases for compounded dividends) plus (y) the accrued dividends in respect of such share of Series A Preferred Stock as of the change of control purchase date and (B) if the change of control effective date occurs on or after January 3, 2029, the sum of (x) the liquidation preference (reflecting increases for compounded dividends) of such share of Series A Preferred Stock plus (y) the accrued dividends in respect of such share of Series A Preferred Stock as of the change of control purchase date and (II) the consideration that would have been payable in connection with such change of control if such share of Series A Preferred Stock had been converted into Common Stock immediately prior to the change of control.
Series B Convertible Preferred Stock

On October 17, 2022, we issued 175,000 shares of Series B Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $175.0 million, or $1,000 per share.

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by compounded dividends. Holders of the Series B Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series B Preferred Stock had accrued compounded dividends of $4.0 million and $1.8 million as of March 31, 2023 and December 31, 2022, respectively.

The Series B Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series B Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $1.42 per share) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after October 17, 2025, if the closing price per share of common stock on the NYSE was greater than 287% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series B Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series B Preferred Stock into the relevant number of shares of common stock.

Under the Certificate of Designations, holders of the Series B Preferred Stock are entitled to vote with the holders of the common stock on an as‑converted basis, solely with respect to (i) a change of control transaction (to the extent such change of control transaction is submitted to a vote of the holders of the common stock) or (ii) the issuance of capital stock by the Company in connection with an acquisition by the Company (to the extent such issuance is submitted to a vote of the holders of the common stock), subject to certain restrictions. Holders of the Series B Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series B Preferred Stock, authorizations or issuances by the Company of securities that are senior to the Series B Preferred

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock, increases or decreases in the number of authorized shares of Preferred Stock, and issuances of shares of the Series B Preferred Stock after October 17, 2022.

At any time following October 17, 2027, the Company may redeem all of the Series B Preferred Stock for a per share amount in cash equal to: (i) the sum of (A) the liquidation preference (reflecting increases for compounded dividends) thereof plus (B) all accrued dividends as of the applicable redemption date, multiplied by (ii) (A) 105% if the redemption occurs at any time prior to October 17, 2029 and (B) 100% if the redemption occurs at any time on or after October 17, 2029. Upon certain change of control events involving the Company, the holders of the Series B Preferred Stock may, at such holder’s election, convert their shares of Series B Preferred Stock into common stock at the then‑current conversion price or require the Company to purchase all or a portion of such holder’s shares of Preferred Stock that have not been so converted at a purchase price per share of Preferred Stock, payable in cash, equal to the greater of (I) (A) if the change of control effective date occurs at any time prior to October 17, 2029, the product of 105% multiplied by the sum of (x) the liquidation preference of such share of Series B Preferred Stock (reflecting increases for compounded dividends) plus (y) the accrued dividends in respect of such share of Series B Preferred Stock as of the change of control purchase date and (B) if the change of control effective date occurs on or after October 17, 2029, the sum of (x) the liquidation preference (reflecting increases for compounded dividends) of such share of Series B Preferred Stock plus (y) the accrued dividends in respect of such share of Series B Preferred Stock as of the change of control purchase date and (II) the consideration that would have been payable in connection with such change of control if such share of Series B Preferred Stock had been converted into common stock immediately prior to the change of control.

NOTE 10. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31 (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2023	2022
Loss from continuing operations, net noncontrolling interests and accrued preferred stock dividends	$(112,236)	$(187,057)
Loss from discontinued operations	(74,669)	(17,115)
Net loss attributable to Bright Health Group, Inc. common shareholders	$(186,905)	$(204,172)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	631,534	628,765
Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders
Continuing operations	$(0.18)	$(0.30)
Discontinued operations	$(0.12)	$(0.02)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.32)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2023	2022
Redeemable convertible preferred stock (as converted to common stock)	322,458	166,852
Stock options to purchase common stock	61,672	72,974
Restricted stock units	79,954	36,792
Total	464,084	276,618

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

We are vigorously defending the Company in the above actions, but there can be no assurance that we will be successful in any defense.

Based on our assessment of the facts underlying the claims and the degree to which we intend to defend the Company in these matters, other than as set forth above, the amount or range of reasonably possible losses, if any, cannot be estimated. As a result, other than as set forth above, we have not accrued for any potential loss as of March 31, 2023 and December 31, 2022 for these actions.

Other commitments: As of March 31, 2023, we had $46.1 million outstanding, undrawn letters of credit under the Credit Agreement. Subsequently, in April 2023, $15.3 million of the outstanding, undrawn letters of credit under the Credit Agreement were released.

Restricted capital and surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. As of March 31, 2023, we were out of compliance with the minimum level for one of our regulated insurance legal entities of our continuing operations.

The amount of ordinary dividends that may be paid out of the regulated legal entities’ unassigned surplus during any given period is subject to certain restrictions as specified by state statutes, which generally require prior-year net income or sufficient statutory capital and surplus. The regulated legal entities did not pay any dividends during the three months ended March 31, 2023 and 2022.

NOTE 12. SEGMENTS AND GEOGRAPHIC INFORMATION

Factors used to determine our reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s chief operating decision maker (“CODM”) to evaluate its results of operations. We have identified three operating segments based on our primary product and service offerings: Bright HealthCare and Consumer Care, within our continuing operations and Bright HealthCare – Commercial within our discontinued operations.

Our two reportable segments are Bright HealthCare and Consumer Care. The following is a description of the types of products and services from which the two reportable segments of our continuing operations derive their revenues:

Bright HealthCare: Our delegated senior managed care business that partners with a tight group of aligned providers in California. Our healthcare financing and distribution business focused on serving aging and underserved populations with unmet clinical needs through a Fully-Aligned Care Model. As of March 31, 2023, Bright HealthCare provides MA products in California which serve over 123,000 lives and generally focus on higher risk, special needs, or other traditionally underserved populations.

Consumer Care: Our value-driven care delivery business that manages risk in partnership with external payors, Consumer Care, aims to significantly reduce the friction and current lack of coordination between payors by delivering on our Fully-

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Aligned Care Model with multiple payors. Our Consumer Care business delivers virtual and in-person clinical care through its 72 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, Consumer Care maintains over 410,000 unique patient relationships as of March 31, 2023, approximately 373,000 of which are served through value-based arrangements, across multiple payors. Consumer Care customers include external payors, third party administrators, affiliated providers and direct-to-government programs.

The Company’s accounting policies for reportable segment operations are consistent with those described in Note 2, Summary of Significant Accounting Policies, in our 2022 Form 10-K. We utilize operating income (loss) before income taxes as the profitability metric for our reportable segments.

The following tables present the reportable segment financial information for the three months ended March 31, 2023 and 2022 (in thousands):

Three Months Ended March 31, 2023	Bright HealthCare	Consumer Care	Corporate & Eliminations	Consolidated
Premium revenue	$453,370	$49,548	$—	$502,918
ACO REACH revenue	—	239,807	—	239,807
Service revenue	—	13,570	—	13,570
Investment income	46	—	—	46
Total segment revenue	453,416	302,925	—	756,341
Operating income (loss)	(31,433)	4,433	(58,746)	(85,746)

Depreciation and amortization	$4,408	$3,132	$2,351	$9,891
Restructuring charges	60	(41)	3,338	3,357

Three Months Ended March 31, 2022	Bright HealthCare	Consumer Care	Corporate & Eliminations	Consolidated
Premium revenue	$430,313	$28,649	$—	$458,962
ACO REACH revenue	—	182,797	—	182,797
Service revenue	—	12,392	—	12,392
Investment income	80	(40,968)	—	(40,888)
Affiliated revenue	—	368,053	(368,053)	—
Total segment revenue	430,393	550,923	(368,053)	613,263
Operating income (loss)	(31,383)	(70,054)	(58,426)	(159,863)

Depreciation and amortization	$4,459	$7,002	$1,436	$12,897
Restructuring charges	$—	$—	$6,864	$6,864
For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. We do not include asset information by reportable segment in the reporting provided to the CODM.

NOTE 13. INCOME TAXES

Income tax was an expense of $1.3 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three months ended March 31, 2023, and March 31, 2022, the expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended March 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2023 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NOTE 14. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests in our subsidiaries whose redemption is outside of our control are classified as temporary equity. The following table provides details of our redeemable noncontrolling interest activity for the three months ended March 31, 2023 and 2022 (in thousands):

	2023	2022
Balance at January 1	$219,758	$128,407
(Losses) earnings attributable to noncontrolling interest	1,421	(2,681)
Tax distributions to noncontrolling interest holders	(1,805)	—
Measurement adjustment	4,129	17,285
Balance at March 31	$223,503	$143,011

NOTE 15. ACO REACH

We participate in the Centers for Medicare & Medicaid Services’ (“CMS”) ACO REACH Model with three REACH ACOs participating through the global risk arrangement and assuming full risk for the total cost of care of aligned beneficiaries. As part of our participation in the ACO REACH Model, we are guaranteeing the performance of our care network of participating and preferred providers. The intention of the ACO REACH Model is to enhance the quality of care for Medicare FFS beneficiaries while reducing the administrative burden, supporting a focus on complex, chronically ill patients, and encouraging physician organizations that have not typically participated in Medicare FFS programs to serve Medicare FFS beneficiaries.

Key components of the financial agreement for the ACO REACH Model include:

•Performance Year Benchmark: The target amount for Medicare expenditures on covered services (Medicare Part A and B) furnished to a REACH ACO’s aligned beneficiaries during a performance year. The Performance Year Benchmark will be compared to the REACH ACO’s performance year expenditures. This comparison will be used to calculate shared savings and shared losses. The Performance Year Benchmark is established at the beginning of the performance year utilizing prospective trend estimates and is subject to retrospective trend adjustments, if warranted, before the Financial Reconciliation.
•Risk-Sharing Arrangements: Used in determining the percent of savings and losses that REACH ACOs are eligible to receive as shared savings or may be required to repay as shared losses.
•Financial Reconciliation: The process by which CMS determines shared savings or shared losses by comparing the calculated total benchmark expenditures for a given REACH ACO’s aligned population to the actual expenditures of that REACH ACO’s aligned beneficiaries over the course of a performance year that includes various risk-mitigation options such as stop-loss reinsurance and risk corridors.
•Risk-Mitigation Options: Two of our REACH ACOs elected to participate in a “stop-loss arrangement” for the current and prior performance year offered by CMS, while one REACH ACO has elected third-party coverage. The “stop-loss arrangement” and third-party coverage are designed to reduce the financial uncertainty associated with high-cost expenditures of individual beneficiaries. Additionally, CMS has created a mandatory risk corridor program that allocates the REACH ACO’s shared savings and losses in bands of percentage thresholds, after a deviation of greater than 25.0% of the Performance Year Benchmark.

Performance Guarantees

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Through our participation in the ACO REACH Model, we determined that our arrangements with the providers of our REACH ACO beneficiaries require us to guarantee their performance to CMS. At the beginning of the performance year, we recognized the ACO REACH estimated performance year obligation and receivable for the duration of the performance year. This receivable and obligation are measured at an amount equivalent to the estimated Performance Year Benchmark per CMS that is representative of the expected Medicare expenditures for beneficiaries aligned to our REACH ACOs. As we fulfill our obligation, we amortize the guarantee on a straight-line basis for the amount that represents the completed portion of the performance obligation. The receivable is reduced as we receive payments from CMS for in-network claims or receive CMS reporting detailing out-of-network claims paid by CMS on behalf of our aligned beneficiaries. At the end of each reporting period, we estimate both in-network claims and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not yet reported and record a reserve for the estimated amount which is included in medical costs payable on the Condensed Consolidated Balance Sheets. For each performance year, the final consideration due to the REACH ACOs by CMS (shared savings) or the consideration due to CMS by the REACH ACOs (shared loss) is reconciled in the year following the performance year. On a quarterly basis CMS adjusts the estimated Performance Year Benchmark based upon revised trend assumptions and changes in attributed membership. CMS will also estimate the shared savings or loss for the REACH ACO on a quarterly basis based upon this revised estimated Performance Year Benchmark, changes to membership, payments made to the REACH ACO for in-network claims, out-of-network claims paid on behalf of the REACH ACO and various other assumptions including incurred but not reported reserves. The estimated Performance Year Benchmark is our best estimate of our obligation as we are unable to estimate the potential shared savings or loss due to the “stop-loss arrangement”, risk corridor components of the agreement, and a number of variables including but not limited to risk ratings and benchmark trends that could have an inestimable impact on estimated future payments.

The tables below include the financial statement impacts of the performance guarantee at March 31, 2023 and for the three-month period then ended (in thousands):

	March 31, 2023	December 31, 2022
ACO REACH performance year receivable(1)(2)	$882,884	$99,181
ACO REACH performance year obligation	719,420	—

(1)     We estimate there to be $154.8 million in-network and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not reported as of March 31, 2023; this is included in medical costs payable on the Condensed Consolidated Balance Sheets.
(2)    The performance year receivable includes $14.9 million related to the prior performance year.

	Three Months Ended March 31,
	2023	2022
Amortization of ACO REACH performance year receivable(1)	$175,523	$75,127
Amortization of ACO REACH performance year obligation	239,807	182,797
ACO REACH revenue	239,807	182,797

(1)     The amortization of the ACO REACH performance year receivable includes $84.3 million related to the amortization of the prior year receivable.

NOTE 16. DISCONTINUED OPERATIONS

In October 2022, we announced that we will no longer offer commercial plans through our Bright HealthCare - Commercial segment in 2023. As a result, we exited the Commercial marketplace effective December 31, 2022. We determined this exit represented a strategic shift that will have a material impact on our business and financial results that requires presentation as

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
discontinued operations. The discontinued operations presentation has been retrospectively applied to all prior periods presented.

While we are no longer offering plans in the Commercial marketplace as of December 31, 2022, we will continue to have involvement in the states where we formerly operated in as we support run out activities of medical claims incurred in the 2022 plan year and perform other activities necessary to wind down our operations in each state, including making final payments of 2022 risk adjustment payable liabilities during the third quarter of 2023. We expect these activities to be substantially complete by the end of 2023.

The financial results of discontinued operations by major line item for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue:
Premium revenue	$713	$1,186,482
Service revenue	30	36
Investment income	20,892	788
Total revenue from discontinued operations	21,635	1,187,306
Operating expenses:
Medical costs	43,811	951,342
Operating costs	47,593	252,937
Restructuring charges	4,900	—
Depreciation and amortization	—	144
Total operating expenses from discontinued operations	96,304	1,204,423
Loss from discontinued operations before income taxes	(74,669)	(17,117)
Income tax benefit	—	(2)
Net loss from discontinued operations	$(74,669)	$(17,115)

The following table presents cash flows from operating and investing activities for discontinued operations for the three months ended March 31, 2023 (in thousands):

Cash used in operating activities - discontinued operations	$(599,163)
Cash provided by investing activities - discontinued operations	684,848

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Assets and liabilities of discontinued operations were as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,619,744	$1,465,965
Short-term investments	443,162	1,121,435
Accounts receivable, net of allowance of $230 and $906, respectively	1,398	11,082
Prepaids and other current assets	161,435	184,992
Current assets of discontinued operations	2,225,739	2,783,474
Total assets of discontinued operations	$2,225,739	$2,783,474
Liabilities
Current liabilities:
Medical costs payable	$215,614	$685,785
Accounts payable	42,024	122,425
Risk adjustment payable	1,948,043	1,943,890
Other current liabilities	20,058	31,374
Current liabilities of discontinued operations	2,225,739	2,783,474
Total liabilities of discontinued operations	$2,225,739	$2,783,474

Revenue Recognition: We record adjustments for changes to the risk adjustment balances for individual policies in premium revenue. The risk adjustment program adjusts premiums based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses as reported throughout the year. Under the risk adjustment program, a risk score is assigned to each covered consumer to determine an average risk score at the individual and small-group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state and are made in the middle of the year following the end of the contract year. Each health insurance issuer’s average risk score is compared to the state’s average risk score. Risk adjustment is subject to audit by the U.S. Department of Health and Human Services (“HHS”), which could result in future payments applicable to benefit years.

Restructuring Charges: As a result of the strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

There were no restructuring charges for the three months ended March 31, 2022. Restructuring charges within our discontinued operations for the three months ended March 31, 2023 were as follows (in thousands):

Employee termination benefits	2,959
Long-lived asset impairments	100
Contract termination and other costs	1,841
Total discontinued operations restructuring charges	$4,900

Restructuring accrual activity recorded by major type for the three months ended March 31, 2023 was as follows (in thousands):

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2023	$16,053	$28,538	$44,591
Charges	2,624	—	2,624
Cash payments	(8,231)	(51)	(8,282)
Balance at March 31, 2023	$10,446	$28,487	$38,933

Employee termination benefits are recorded within Other current liabilities of discontinued operations while contract termination costs are recorded within Accounts payable of discontinued operations.

Fixed Maturity Securities: Available-for-sale securities within our discontinued operations are reported at fair value as of March 31, 2023 and December 31, 2022. Held-to-maturity securities are reported at amortized cost as of March 31, 2023 and December 31, 2022. The following is a summary of our investment securities (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$928,290	$30	$(60)	$928,260
Available for sale:
U.S. government and agency obligations	277,194	142	(1,535)	275,801
Corporate obligations	124,158	942	(643)	124,457
State and municipal obligations	7,614	1	(57)	7,558
Certificates of deposit	1,837	—	—	1,837
Mortgage-backed securities	9,153	6	(213)	8,946
Asset backed securities	18,325	89	(46)	18,368
Other	388	—	(9)	379
Total available-for-sale securities	438,669	1,180	(2,503)	437,346
Held to maturity:
U.S. government and agency obligations	4,823	—	(110)	4,713
Total held-to-maturity securities	4,823	—	(110)	4,713
Total investments	$1,371,782	$1,210	$(2,673)	$1,370,319

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2022
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

Fair Value Measurements: As of March 31, 2023, investments and cash equivalents within our discontinued operations were comprised of $1.2 billion and $206.2 million with fair value measurements of Level 1 and Level 2, respectively. As of December 31, 2022, the investments and cash equivalents within our discontinued operations were comprised of $940.5 million and $802.7 million with fair value measurements of Level 1 and Level 2, respectively. See Note 4, Fair Value Measurements for additional discussion of methods and assumptions used to determine the fair value hierarchy classification of each class of financial instrument.

Medical Costs Payable: The table below details the components making up the medical costs payable within current liabilities of discontinued operations (in thousands):

	March 31, 2023	December 31, 2022
Claims unpaid	$61,398	$60,477
Provider incentive payable	1,717	3,446
Claims adjustment expense liability	14,293	45,932
Incurred but not reported (IBNR)	138,206	575,930
Total medical costs payable of discontinued operations	$215,614	$685,785

Risk Adjustment: We record adjustments for changes to the risk adjustment balances for individual policies in premium revenue. The risk adjustment program adjusts premiums based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses as reported throughout the year. Under the risk adjustment program, a risk score is assigned to each covered consumer to determine an average risk score at the individual and small-group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state and are made in the middle of the year following the end of the contract year. Each health insurance issuer’s average risk score is compared to the state’s average risk

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
score. Risk adjustment is subject to audit by HHS, which could result in future payments applicable to benefit years. Risk adjustment payable for our discontinued operations was estimated to be $1.9 billion at March 31, 2023 and December 31, 2022.

Accounts Payable: As of March 31, 2023, the Accounts payable balance for discontinued operations included $1.2 million of premium taxes payable, $0.2 million of broker commissions payable as well as the $28.5 million of contract termination costs related to restructuring. As of December 31, 2022, the Accounts payable balance for discontinued operations included $47.1 million of premium taxes payable, $21.1 million of broker commissions payable as well as the $28.5 million of contract termination costs related to restructuring.
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

NOTE 17. SUBSEQUENT EVENTS

On April 28, 2023, the Company disclosed that it is exploring strategic alternatives for its California Medicare Advantage business, which consists of Brand New Day and Central Health Plan, with a focus on a potential sale.

Additionally, on April 28, 2023, we entered into an amended and restated limited waiver and consent (the “Waiver”) under the Credit Agreement. The Waiver amends and restates the limited waiver and consent entered into by the Company under the Credit Agreement on February 28, 2023 and disclosed by the Company in a current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2023 (the "Original Waiver").

The Waiver amends the Original Waiver by, among other things, extending the temporary waiver of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which originally spanned from January 25, 2023 to April 30, 2023, to January 25, 2023 to June 30, 2023 (the “Extended Waiver Period”). From April 29, 2023 until the end of the Extended Waiver Period, the Company will be subject to a minimum liquidity covenant of not less than $50.0 million. The Waiver also (i) amends the Original Waiver and the Credit Agreement by changing the definition of "Minimum Liquidity" to mean unrestricted cash of the Company and the other loan parties and (ii) waives permanently any default or event of default arising from the failure to deliver the 2022 audit report without a qualification as to "going concern."

In addition, during the Extended Waiver Period, the Company will not have access to certain negative covenant baskets and will be subject to additional cash-flow, cash balance, and other reporting requirements. The foregoing description of the Waiver does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Waiver, a copy of which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

Any future non-compliance with the covenants under the Credit Agreement or uncertainty of being able to obtain any additional waivers or amendments of the terms of the Credit Agreement may result in the obligations under the Credit Agreement being accelerated.

On May 4, 2023, we granted 19.1 million RSU grants that will vest ratably over a three-year period. Such grant was approved on February 24, 2023 by our Compensation and Human Capital Committee as part of the Company’s annual equity grants, subject to shareholder approval of an amendment to the Company's 2021 Omnibus Incentive Plan, which was obtained on May 4, 2023.

During our annual meeting on May 4, 2023, our stockholders voted to approve an amendment to our Ninth Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of not less than 1-for-15 and not greater than 1-for-80 (the “Reverse Stock Split”), with the exact ratio and effective time of the Reverse Stock Split to be determined by our Board of Directors at any time within one year of the date of the Annual Meeting. On May 5, 2023, our Board approved a ratio of 1-for-80 and an effective date of May 19, 2023, with a delegation to the Vice Chairman of the Board to change the date in the event he determines it is in the best interests of the Company.

We have evaluated the events and transactions that have occurred through the date at which the condensed consolidated financial statements were issued. Other than those described above, no additional events or transactions have occurred that may require adjustment to the condensed consolidated financial statements or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and the “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K. Unless the context otherwise indicates or requires, the terms “we”, “our”, and the “Company” as used herein refer to Bright Health Group, Inc. and its consolidated subsidiaries.

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

Consumer Care. Our value-driven care delivery business that manages risk in partnership with external payors. Consumer Care aims to significantly reduce the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of March 2023, Consumer Care delivers high-quality virtual and in-person clinical care through its 72 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, Consumer Care maintained over 410,000 unique patient relationships as of March 31, 2023, approximately 373,000 of which are served through value-based arrangements, across multiple payors.

Bright HealthCare. Our delegated senior managed care business that partners with a tight group of aligned providers in California. Bright HealthCare delivers simple, personal, and affordable financing solutions that are focused on consumer retail healthcare and delivered through Bright Health’s alignment model. As of March 31, 2023, Bright HealthCare provides MA products in California, which serve over 123,000 lives and generally focus on higher risk, special needs, or other traditionally underserved populations.

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

In April 2023 we announced that we are exploring strategic alternatives for our Medicare Advantage business, with a focus on a potential sale of the business. Our Board of Directors is conducting this evaluation following inbound interest in the business. We believe our Medicare Advantage business is a strong business well positioned to serve aging and underserved consumers. While there are no assurances at this time of the eventual outcome of the evaluation of strategic alternatives, a potential sale of the business could substantially bolster the Company’s financial standing and position our Consumer Care business well for future growth in the value-based care delivery market.

We remain focused on advancing our value-based care model to drive our business forward. The Consumer Care segment continues its strong momentum in serving a growing number of consumers through value-based care partnerships with payors. We continue to see robust demand for value-based care arrangements, and our differentiated offering in the ACA Marketplace segment has attracted multiple payor partners. We’ve driven strong retention of former Bright HealthCare - Commercial members through these relationships, resulting in growth in the total number of patients in our clinics from 2022 to 2023. Our business is well diversified across payor partners and geographies.

As we’ve continued to build our value-based care capabilities in our Consumer Care segment, we have been working on ways to expand the services we are bringing to our physician group partners. Beginning in 2023, a major Independent Physicians Association (“IPA”) in California joined our REACH ACO. In the first quarter we expanded our relationship to support this IPA in partnering with a major national payor to enter a value-based care arrangement, largely focused on the Medicaid population. For our Consumer Care business, we benefit through fee-based payments and some incremental upside sharing based on value creation. We also expect to support our IPA partner as they move other payor relationships to value-based care arrangements, resulting in additional lives supported through this physician enablement arrangement during the year.

We intend to manage each business to maximize operating profitability in 2023, as well as working to manage corporate expenses to maximize consolidated Adjusted EBITDA profitability.

We believe the near-term steps that we are taking to improve our performance will optimize the business for long-term success.

Key Metrics and Non-GAAP Financial Measures
In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table provides the approximate consumers and patients served as of March 31, 2023 and 2022.

	As of March 31,
	2023	2022
Bright HealthCare Consumers Served
Medicare Advantage	123,000	120,000

Consumer Care Patients
Value-based Care Consumers	373,000	530,000
.
Bright HealthCare Consumers Served

Consumers served include individual lives served via MA plans in California. We historically believed growth in the number of consumers at Bright HealthCare is a key indicator of the performance of our Bright HealthCare business. The number of consumers served also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support future consumer growth.

Value-Based Care Consumers

Value-based care consumers are consumers attributed to providers contracted under varied value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our Consumer Care managed medical groups. We believe growth in the number of value-based care consumers is a key indicator of the performance of our Consumer Care business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth. We saw a year over year decrease in value-based care consumers resulting from our exit of the commercial market; our focus is to continue to grow the number of value-based care consumers through third-party payor relationships.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net loss from continuing operations	$(94,792)	(163,514)
Adjusted EBITDA(1)	$(35,053)	(59,089)

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net loss	$(169,461)	$(180,629)
Loss from discontinued operations (a)	74,669	17,115
EBITDA adjustments from continuing operations:
Interest expense	7,787	1,193
Income tax expense (benefit)	1,259	3,242
Depreciation and amortization	9,891	12,897
Transaction costs (b)	1,849	852
Share-based compensation expense (c)	33,320	32,921
Change in fair value of equity securities	—	40,968
Change in fair value of contingent consideration (d)	(1,827)	—
Termination and other exit costs (e)	4,157	5,488
Restructuring costs (f)	3,303	6,864
EBITDA adjustments from continuing operations	$59,739	$104,425
Adjusted EBITDA	$(35,053)	$(59,089)

(a)Beginning in the fourth quarter of 2022, Adjusted EBITDA excludes the impact of discontinued operations. The comparable period in 2022 has been recast to exclude these impacts. Represents losses associated with the Commercial business segment that we exited at the end of 2022.
(b)Transaction costs include accounting, tax, valuation, consulting, legal and investment banking fees directly relating to financing initiatives. These costs can vary from period to period and impact comparability, and we do not believe such transaction costs reflect the ongoing performance of our business.
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
(e)Represents amounts paid for early termination of existing vendor contracts and, beginning in 2023, includes the impact of our MA legacy operations that we exited at the end of 2022. The adjustment in the comparable period in 2022 has been recast to include these impacts.
(f)Restructuring costs represent severance costs as part of a workforce reduction and impairment of certain long-lived assets relating to our decision to exit the Commercial business for the 2023 plan year.

Results of Operations
The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three months ended March 31, 2023 and 2022.

($ in thousands)	Three Months Ended March 31,
Condensed Consolidated Statements of Income (loss) and operating data:	2023	2022
Revenue:
Premium revenue	$502,918	$458,962
ACO REACH revenue	239,807	182,797
Service revenue	13,570	12,392
Investment income (loss)	46	(40,888)
Total revenue	756,341	613,263
Operating costs
Medical costs	688,515	594,248
Operating costs	140,324	159,117
Restructuring charges	3,357	6,864
Depreciation and amortization	9,891	12,897
Total operating costs	842,087	773,126
Operating loss	(85,746)	(159,863)
Interest expense	7,787	1,193
Other income	—	(784)
Loss from continuing operations before income taxes	(93,533)	(160,272)
Income tax expense (benefit)	1,259	3,242
Net loss from continuing operations	(94,792)	(163,514)
Loss from discontinued operations, net of tax (Note 16)	(74,669)	(17,115)
Net loss	(169,461)	(180,629)
Net earnings from continuing operations attributable to noncontrolling interests	(5,550)	(14,605)
Series A preferred stock dividend accrued	(9,714)	(8,938)
Series B preferred stock dividend accrued	(2,180)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(186,905)	$(204,172)
Adjusted EBITDA	$(35,053)	$(59,089)
Operating Cost Ratio (1)	18.6%	25.9%
(1)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues increased by $143.1 million, or 23.3%, for the three months ended March 31, 2023 as compared to the same period in 2022, which was driven by an increase in our ACO REACH revenue of $57.0 million due to an increase of approximately 19,000 beneficiaries aligned to our REACH ACOs. In addition, for the three months ended March 31, 2022 we had an investment loss of $40.9 million driven by changes in the fair value of our investments in equity securities; we held no equity securities during the three months ended March 31, 2023 and as such there was not equivalent activity in the current period.

Medical costs increased by $94.3 million, or 15.9%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in medical costs was primarily driven by an increase in beneficiaries aligned to our REACH ACOs.

Operating costs decreased by $18.8 million, or 11.8%, for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in operating costs was primarily due to a decrease in compensation and benefit costs resulting from a decrease in employees.

Our operating cost ratio of 18.6% for the three months ended March 31, 2023, decreased 730 basis points compared to the same period in 2022. The decrease is primarily resulting from our restructuring efforts.

Depreciation and amortization decreased by $3.0 million for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease is primarily due to the full impairment of the reacquired contract intangible asset during the third quarter of 2022; for the three months ended March 31, 2022 amortization of the reacquired contract intangible asset was $3.3 million as compared to no related expense for the three months ended March 31, 2023.

Interest expense was $7.8 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively, which was due to increased borrowings on the Credit Agreement throughout the period.

Income tax expense decreased by $2.0 million for the three months ended March 31, 2023 as compared to the same period in 2022. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three months ended March 31, 2023, the expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

Loss from discontinued operations for the three months ended March 31, 2023 is reflective of our first quarter of run out after our exit of the Commercial marketplace. Loss from discontinued operations for the three months ended March 31, 2023 was $74.7 million for the three months ended March 31, 2023, primarily resulting from run out medical costs from prior period development of $43.8 million and operating costs to support our run out activities of $47.6 million partially offset by investment income of $20.9 million. Loss from discontinued operations for the three months ended March 31, 2022 was $17.1 million, medical costs of $951.3 million and operating costs of $252.9 million were partially offset by premium revenue of $1.2 billion.

Bright HealthCare
($ in thousands)	Three Months Ended March 31,
Statement of income (loss) and operating data:	2023	2022

Revenue:
Premium revenue	$453,370	$430,313
Investment income (loss)	46	80
Total revenue	453,416	430,393
Operating expenses
Medical costs	430,928	416,200
Operating costs	49,453	41,117
Goodwill impairment	—	—
Depreciation and amortization	4,408	4,459
Total operating expenses	484,789	461,776
Operating loss	$(31,373)	$(31,383)
Medical Cost Ratio (MCR)	95.0%	96.7%

Bright HealthCare premium revenue increased by $23.1 million, or 5.4%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was driven by favorable premium rates and an increase in consumer lives of approximately 3,000 due to organic growth.

Bright HealthCare medical costs increased by $14.7 million, or 3.5%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in medical costs was primarily driven by increased utilization of supplemental benefits paid in the current year. Bright HealthCare medical costs for the three months ended March 31, 2023 included $27.5 million in prior period development as compared $2.1 million in prior period development for the three months ended March 31, 2022.

Our MCR of 95.0% for the three months ended March 31, 2023 decreased 170 basis points compared to the same period in 2022. The MCR for the three months ended March 31, 2023 included 608 basis points of unfavorable impact from prior period development as compared to 49 basis points of unfavorable impact from prior period development for the MCR for the three months ended March 31, 2022.

Operating costs increased by $8.3 million, or 20.3%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily due to increases in compensation expense and other administrative expenses.

Depreciation and amortization remained relatively flat for the three months ended March 31, 2023 as compared to the same period in 2022.

Consumer Care
($ in thousands)	Three Months Ended March 31,
Statement of income (loss) and operating data:	2023	2022

Revenue:
Premium revenue	$49,548	$28,649
Affiliated revenue	—	368,053
ACO REACH revenue	239,807	182,797
Service revenue	13,570	12,392
Investment income (loss)	—	(40,968)
Total revenue	302,925	550,923
Operating expenses
Medical costs	257,587	566,694
Operating costs	37,814	47,281
Depreciation and amortization	3,132	7,002
Total operating expenses	298,533	620,977
Operating income (loss)	$4,392	$(70,054)

Premium revenue increased by $20.9 million, or 72.9%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in premium revenue for the three months ended March 31, 2023 is a result of increased membership through our third party payor contracts as compared to the three months ended March 31, 2022.

Affiliated revenue decreased to zero for the three months ended March 31, 2023 as compared to $368.1 million for the three months ended March 31, 2022 as our result of our exit of our Commercial business.

ACO REACH revenue increased $57.0 million for the three months ended March 31, 2023 compared to the same period in 2022. This increase is attributable to an increase of approximately 19,000 beneficiaries aligned to our REACH ACOs as of March 31, 2023 compared to the same period in 2022. See Note 15, ACO REACH, for additional information regarding our remaining performance obligation based on the most recent benchmark data.

Service revenue remained relatively flat for the three months ended March 31, 2023 as compared to the same period in 2022.

We had no investment loss for the three months ended March 31, 2023, compared to investment loss of $41.0 million in the three months ended March 31, 2022. The investment loss for the three months ended March 31, 2022 was driven by changes in the fair value of our investments in equity securities; we held no equity securities during the three months ended March 31, 2023 and as such there was not equivalent activity in the current period.

Medical costs were $257.6 million for the three months ended March 31, 2023, a decrease of $309.1 million as compared to the same period in 2022. The decrease is primarily a result of the limited risk contracts that we have entered into with third party payors that are accounted for on a net basis as compared to the full risk contract with Bright Healthcare - Commercial that was accounted for on a gross basis in the prior period.

Operating costs decreased by $9.5 million, or 20.0%, for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily due to decreases in network expenses as well as compensation expense.

Depreciation and amortization decreased by $3.9 million for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease is primarily due to the full impairment of the reacquired contract intangible asset during the third quarter of 2022; for the three months ended March 31, 2022 amortization of the reacquired contract intangible asset was $3.3 million as compared to no related expense for the three months ended March 31, 2023.

Liquidity and Capital Resources

We assess our liquidity and capital resources in terms of our ability to generate adequate amounts of cash to meet our current and future needs. We have historically funded our operations and acquisitions primarily through the sale of stock, including the issuance of Series B Preferred Stock in October 2022, which generated cash proceeds of $172.9 million and the issuance of Series A Preferred Stock in January 2022, which generated cash proceeds of $747.5 million.

We have incurred operating losses since our founding, and we expect to incur operating losses in the future. However, we are implementing a restructuring plan to reduce our capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. Our restructuring plan includes Bright HealthCare’s exiting of the Commercial marketplace for the 2023 plan year as well as reducing our workforce, exiting excess office space, and terminating or restructuring contracts. On April 28, 2023, the Company disclosed that it is exploring strategic alternatives for its California Medicare Advantage business, which consists of Brand New Day and Central Health Plan, with a focus on a potential sale. In the event the Company is unable to execute on its strategic plans around the California Medicare Advantage business, obtain additional financing or take other management actions, among other potential consequences, we forecast we will be unable to satisfy our obligations.

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

Our expected primary short-term uses of cash for our regulated insurance entities include ongoing disbursements for claims payments, the ACO REACH performance year obligation, as well as payments into the risk adjustment program which generally occur in the third quarter. For our non-regulated entities, our expected short-term uses of cash include capital infusions into our regulated insurance entities, interest payments and other general and administrative costs. Our long-term cash requirements primarily include operating lease obligations and redeemable noncontrolling interests.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company, pending regulatory approval, or through reimbursements related to administrative services agreements with the parent company. The Company declared no dividends from the regulated insurance entities to the parent company during the three months ended March 31, 2023 and 2022.

The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to satisfy regulatory requirements. As of March 31, 2023, we were out of compliance with the minimum level for one of our regulated insurance legal entities of our continuing operations and certain of our regulated insurance legal entities within our discontinued operations.

Credit Agreement

We have a $350.0 million Credit Agreement, which matures on February 28, 2024. The Credit Agreement contains a covenant that requires the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00. The Credit Agreement also contains a covenant that requires us to maintain a minimum liquidity of $150.0 million. We were not in compliance with the total debt to capitalization ratio covenant as of September 30, 2022. On November 8, 2022, we executed an amendment to the Credit Agreement pursuant to which certain collateral related defaults were waived and, in addition, it was agreed that we would (i) not be required to test our debt to capitalization ratio covenant during and including the four quarter test period ending September 30, 2022 through and including the four quarter test period ending September 30, 2023, (ii) be required to maintain a minimum liquidity of $200.0 million from November 8, 2022 through and including September 30, 2023 and (iii) be required to maintain a minimum liquidity of $150.0 million after September 30, 2023. As of March 31, 2023, we had $303.9 million of short-term borrowings under the Credit Agreement.

On March 1, 2023, the Company disclosed that during the First Quarter of 2023, the Company breached the minimum liquidity covenant of the Credit Agreement. On February 28, 2023, the Company entered into a limited waiver and consent (the “Original Waiver”) under the Credit Agreement, which, among other matters, provided for a temporary waiver for the period from January 25, 2023 through April 30, 2023 of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement.
On April 28, 2023, the Company entered into an amended and restated limited waiver and consent (the “Waiver”) under the Credit Agreement, which amended and restated the Original Waiver. The Waiver amends the Original Waiver by, among other things, extending the temporary waiver of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which originally spanned from January 25, 2023 to April 30, 2023, to January 25, 2023 to June 30, 2023 (the “Extended Waiver Period”). From April 29, 2023 until the end of the Extended Waiver Period, the Company will be subject to a minimum liquidity covenant of not less than $50.0 million. The Waiver also (i) amends the Original Waiver and the Credit Agreement by changing the definition of "Minimum Liquidity" to mean unrestricted cash of the Company and the other loan parties and (ii) waives permanently any default or event of default arising from the failure to deliver the 2022 audit report without a qualification as to "going concern." In addition, during the Extended Waiver Period, the Company will not have access to certain negative covenant baskets and will be subject to additional cash-flow, cash balance, and other reporting requirements.

Any future non-compliance with the covenants under the Credit Agreement or uncertainty of being able to obtain any additional waivers or amendments of the terms of the Credit Agreement may result in the obligations under the Credit Agreement being accelerated.

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

As of March 31, 2023, we had $46.1 million of outstanding, undrawn letters of credit under the Credit Agreement, which reduce the amount available to borrow. Subsequently, in April 2023, $15.3 million of the undrawn letters of credit were released.

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

For additional information on the Series A and Series B Preferred Stock, see Note 9, Redeemable Convertible Preferred Stock, in our condensed consolidated financial statements of this Quarterly Report.

Cash and Investments

As of March 31, 2023, we had $2.0 billion in cash and cash equivalents, $275.8 million in short-term investments and $183.3 million in long-term investments on the consolidated balance sheet. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of March 31, 2023, we had non-regulated cash and cash equivalents of $140.5 million, short-term investments of $1.6 million and no long-term investments.

As of March 31, 2023, we had regulated insurance entity cash and cash equivalents of $1.8 billion, of which $21.8 million was restricted, short-term investments of $271.4 million, of which $2.8 million was restricted, and long-term investments of $180.4 million, of which $3.0 million was restricted.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(615,024)	$484,757
Net cash provided by (used in) investing activities	686,788	(633,127)
Net cash (used in) provided by financing activities	(1,804)	592,738
Net increase in cash and cash equivalents	69,960	444,368
Cash and cash equivalents at beginning of period	1,932,290	1,061,179
Cash and cash equivalents at end of period	$2,002,250	$1,505,547

Operating Activities

During the three months ended March 31, 2023, net cash provided by operating activities decreased by $1.1 billion compared to the three-month period ended March 31, 2022, primarily driven by our Commercial business being in runout and not incurring additional medical costs and increase to our risk adjustment payable beyond prior period development.

Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities increased by $1.3 billion compared to the three-month period ended March 31, 2022. The increase was primarily attributable to an increase in the proceeds of investment sales of $535.4 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Investment purchases also decreased by $779.2 million during the three months ended March 31, 2023 as compared to the three months ended March 31.2022.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities decreased by $594.5 million compared to the three months ended March 31, 2022. This decrease is primarily due to our Series A issuance during the three months ended March 31, 2022 net of a $155.0 million repayment of debt during that same period; the three months ended March 31, 2023 had no comparable activity.

Critical Accounting Policies and Estimates

As of March 31, 2023, there had been no material changes to the critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements as described in the 2022 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

Interest Risk

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. We invest in a professionally managed portfolio of securities, which includes debt securities of publicly traded companies, obligations of the U.S. government, domestic government agencies, and state and political subdivisions. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies and other factors outside of our control. Assuming a hypothetical and immediate 1% increase in interest rates across the entire U.S. Treasury curve at March 31, 2023, the aggregate market value decrease to our regulated and unregulated portfolios would be approximately $5.2 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in our 2022 Form 10-K, we previously identified a material weakness related to the control activities component of internal control over financial reporting, based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Specifically, multiple deficiencies constituted a material weakness, in the aggregate, relating to deployment of control activities through internal control policies that establish what is expected and procedures that put policies into action. As of March 31, 2023, we continue to have a material weakness in the control activities component of internal control over financial reporting as defined by the COSO framework. Since disclosing this material weakness, we have taken steps to improve awareness, understanding and ownership of controls and control activities related to financial reporting. We remain focused on evaluating the design and operating effectiveness of controls activities within our continuing business operations. We are also focused on remediating control deficiencies noted in our continuing business operations that contributed to the material weakness.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our 2022 Form 10-K and our other filings with the SEC. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2022 Form 10-K except for the following risk factor, which supplements the “Risk Factors” in our 2022 Form 10-K.

We may not be able to divest our California Medicare Advantage business on terms that are attractive to us or obtain the necessary approvals to divest it, or otherwise effect other strategic alternatives acceptable to us.

We may not be able to divest our California Medicare Advantage business on terms that are attractive to us, or at all, or obtain the necessary regulatory or other approvals required to consummate such a sale. Further, in the event we are unable to divest this business on terms acceptable to us, we may not be able to effect a strategic alternative to a sale. In addition, if we agree to proceed with this sale or other alternative, we may experience operational difficulties separating it from our retained assets and operations, which could impact the execution or timing for this disposition and could result in disruptions to our operations or claims for damages, among other things. Failure to consummate this sale or other strategic alternative could have a material adverse effect on our liquidity, business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

At the Annual Meeting of Stockholders (the “Annual Meeting”) of Bright Health Group, Inc. (the “Company”) held on Thursday, May 4, 2023, the Company’s stockholders approved the Bright Health Group, Inc. Amended and Restated 2021 Omnibus Incentive Plan (the “Amended Plan”). The Amended Plan had previously been approved by the Compensation Committee of the Company’s Board of Directors, subject to stockholder approval. Such stockholder approval authorized an additional 30,000,000 shares of the Company’s common stock to be issued under the Amended Plan, which provides for grants of stock options (both non-qualified and incentive stock options), stock appreciation rights, restricted shares or restricted stock units and other equity-based or cash-based awards to the Company’s directors, officers, employees, consultants and advisors.

The principal features of the Amended Plan and information about certain 2023 annual equity-based compensation awards we granted to our named executive officers upon approval of the Amended Plan are described in detail under “PROPOSAL 4 – APPROVAL OF THE BRIGHT HEALTH GROUP, INC. AMENDED AND RESTATED 2021 OMNIBUS INCENTIVE PLAN” of the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting filed by the Company with the Securities and Exchange Commission (the “SEC”) on April 7, 2023 (the “Proxy Statement”). Such description of the principal features of the Amended Plan and these awards are included in the Proxy Statement is incorporated herein by reference. The foregoing description of the principal features of the Amended Plan is qualified in its entirety by reference to the full text of the Amended Plan, which is filed as Exhibit 10.2 and incorporated herein by reference.

As previously announced, on May 1, 2023, Cathy Smith, Chief Financial and Administrative Officer of the Company, informed the Company that she plans to resign to pursue other opportunities, effective May 12, 2023.

On May 9, 2023, the Company and Ms. Smith entered into a Consulting Agreement (the “Consulting Agreement”) detailing the terms of Ms. Smith’s separation from the Company. As part of the Consulting Agreement, Ms. Smith will remain employed by the Company until May 12, 2023. Between May 15, 2023 and the earlier to occur of (a) December 31, 2023 and (b) the closing of a sale of the Company’s CA Medicare Advantage business (the “Service Period”), Ms. Smith will provide certain consulting services to the Company pertaining to strategic advice, transition of responsibilities and other matters.

Pursuant to the Consulting Agreement, and in consideration of Ms. Smith’s commitment to assist with an orderly transition, her execution of a release of claims in favor of the Company and her agreement to certain restrictive covenants, Ms. Smith will receive a monthly retainer of $50,000 per month (the “Monthly Retainer”) and, upon the closing of a sale of the Company’s CA Medicare Advantage business at any time prior to June 30, 2024, the Company will pay Ms. Smith an amount equal to her base salary ($750,000) minus the aggregate amounts paid by the Company for the Monthly Retainer under the Consulting Agreement. The sale of the Company’s CA Medicare Advantage business shall include the sale of any of the following entities or a majority of their assets provided that proceeds of such sale are sufficient to satisfy the Company’s obligations under its credit agreement and to ensure each of its regulated insurance entities are solvent: (i) Bright Health Company of California, (ii) Universal Care, Inc. and (iii) Central Health Plan of California, Inc.

The foregoing description is qualified in its entirety by the Consulting Agreement, a copy of which is attached hereto as Exhibit 10.3 and incorporated herein by reference.

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
10.1
Limited Waiver and Consent, dated as of February 28, 2023, among Bright Health Group, Inc., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on March 1, 2023)

10.2*†	Bright Health Group, Inc. Amended and Restated 2021 Omnibus Incentive Plan, effective as of May 4, 2023
10.3*†	Consulting agreement, dated May 9, 2023, between Catherine R. Smith and Bright Health Group, Inc.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2023, filed with the SEC on May 10, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
104	Cover Page Interactive Data File (formatted as iXBRL and embedded within Exhibit 101)

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

BRIGHT HEALTH GROUP, INC.

Dated: May 10, 2023	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Catherine. R. Smith
	Name:	Catherine R. Smith
	Title:	Chief Financial and Administrative Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)