Form 10-Q
period 2023-06-30
Bright Health Group Inc.
filed 2023-08-09
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of August 2, 2023, the registrant had 7,972,092 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this Quarterly Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will,” “ensure” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to continue as a going concern; our ability to comply with the terms of our credit facilities, including financial covenants, both during and after any applicable waiver period, and/or obtain any additional waivers of any terms of our credit facilities to the extent required; our ability to sell our Medicare Advantage business in California on acceptable terms, including our ability to receive the proceeds thereof in a manner that would alleviate our current financial position; the failure to satisfy or obtain a waiver of any closing condition in our agreement to sell our Medicare Advantage business in California to Molina Healthcare, Inc. (the “Molina Purchase Agreement”); our ability to comply with the terms of the Molina Purchase Agreement; whether our credit facilities will satisfy our working capital need pending the closing of our sale of our Medicare Advantage business in California; our ability to obtain any additional short or long term debt or equity financing needed to operate our business; our ability to quickly and efficiently wind down our Individual and Family Plan (“IFP”) businesses and Medicare Advantage (“MA”) businesses outside of California, including by satisfying liabilities of those businesses when due and payable; potential disruptions to our business due to our corporate restructuring and resulting headcount reduction; our ability to accurately estimate and effectively manage the costs relating to changes in our business offerings and models; a delay or inability to withdraw regulated capital from our subsidiaries; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our and our Care Partners’ abilities to obtain and accurately assess, code, and report risk adjustment factor scores; our ability to contract with care providers and arrange for the provision of quality care; our ability to accurately estimate our medical expenses, effectively manage our costs and claims liabilities or appropriately price our products and charge premiums; our ability to obtain claims information timely and accurately; the impact of the ongoing COVID-19 pandemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage the growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions and integrate acquired businesses; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; our ability to adapt to new risks associated with our expansion into the ACO REACH program; and the other factors set forth under the heading “Risk Factors” in this Quarterly Report, Bright Health Group’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, that was filed with the United States Securities and Exchange Commission (the “SEC”) on May 10, 2023, and Bright Health Group’s Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on March 16, 2023 (“2022 Form 10-K”) and our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$107,660	$217,006
Short-term investments	156	869
Accounts receivable, net of allowance of $7,653 and $6,098, respectively	27,633	19,576
ACO REACH performance year receivable	623,609	99,181
Current assets of discontinued operations (Note 14)	3,030,870	3,187,464
Prepaids and other current assets	61,198	46,538
Total current assets	3,851,126	3,570,634
Other assets:
Long-term investments	344	5,401
Property, equipment and capitalized software, net	18,474	21,298
Goodwill	401,385	401,385
Intangible assets, net	99,084	104,952
Long-term assets of discontinued operations (Note 14)	—	529,117
Other non-current assets	22,740	32,265
Total other assets	542,027	1,094,418
Total assets	$4,393,153	$4,665,052
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$179,855	$116,021
Accounts payable	18,476	18,714
ACO REACH performance year obligation	474,700	—
Short-term borrowings	303,947	303,947
Current liabilities of discontinued operations (Note 14)	2,584,890	3,157,236
Other current liabilities	73,221	97,241
Total current liabilities	3,635,089	3,693,159
Other liabilities	28,792	32,208
Total liabilities	3,663,881	3,725,367
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	244,561	219,758
Redeemable Series A preferred stock, $0.0001 par value;750,000 shares authorized in 2023 and 2022; 750,000 shares issued and outstanding in 2023 and 2022	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2023 and 2022; 175,000 shares issued and outstanding in 2023 and 2022	172,936	172,936
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2023 and 2022; 7,972,033 and 7,878,394 shares issued and outstanding in 2023 and 2022*, respectively	1	1
Additional paid-in capital	3,021,430	2,972,333
Accumulated deficit	(3,444,238)	(3,156,395)
Accumulated other comprehensive loss	(899)	(4,429)
Treasury Stock, at cost, 31,526 shares at June 30, 2023, and December 31, 2022*, respectively	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(435,706)	(200,490)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$4,393,153	$4,665,052

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split

See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Capitated revenue	$49,764	$17,641	$99,312	$46,289
ACO REACH revenue	236,994	137,205	476,801	320,002
Service revenue	11,222	10,732	22,409	20,962
Investment income (loss)	2	(16,238)	10	(57,149)
Total revenue	297,982	149,340	598,532	330,104
Operating expenses:
Medical costs	245,160	130,793	505,280	310,249
Operating costs	70,280	78,997	149,798	175,785
Restructuring charges	1,285	2,793	1,586	9,657
Depreciation and amortization	4,671	8,276	10,154	16,336
Total operating expenses	321,396	220,859	666,818	512,027
Operating loss	(23,414)	(71,519)	(68,286)	(181,923)
Interest expense	9,170	337	16,957	1,530
Other income	—	2	—	2
Loss from continuing operations before income taxes	(32,584)	(71,858)	(85,243)	(183,455)
Income tax expense	(892)	2,904	367	12,885
Net loss from continuing operations	(31,692)	(74,762)	(85,610)	(196,340)
Loss from discontinued operations, net of tax (Note 14)	(56,935)	(176,568)	(172,478)	(235,619)
Net Loss	(88,627)	(251,330)	(258,088)	(431,959)
Net earnings from continuing operations attributable to noncontrolling interests	(24,205)	(23,336)	(29,755)	(37,941)
Series A preferred stock dividend accrued	(9,942)	(9,461)	(19,656)	(18,399)
Series B preferred stock dividend accrued	(2,231)	—	(4,411)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(125,005)	$(284,127)	$(311,910)	$(488,299)

Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders
Continuing operations	$(8.55)	$(13.68)	$(17.59)	$(32.14)
Discontinued operations	(7.15)	(22.45)	(21.76)	(29.97)
Basic and diluted loss per share	(15.70)	(36.13)	(39.35)	(62.11)

Basic and diluted weighted-average common shares outstanding*	7,962	7,865	7,928	7,862

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split

See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(88,627)	$(251,330)	$(258,088)	$(431,959)
Other comprehensive (loss) income:
Unrealized investment holding gains (losses) arising during the year, net of tax of $0 and $0, respectively	20	(21,469)	1,749	(49,558)
Less: reclassification adjustments for investment (losses) gains, net of tax of $0 and $0, respectively	(1,317)	(758)	(1,781)	(2,507)
Other comprehensive (loss) income	1,337	(20,711)	3,530	(47,051)
Comprehensive loss	(87,290)	(272,041)	(254,558)	(479,010)
Comprehensive loss attributable to noncontrolling interests	(24,205)	(23,336)	(29,755)	(37,941)
Comprehensive loss attributable to Bright Health Group, Inc. common shareholders	$(111,495)	$(295,377)	$(284,313)	$(516,951)

See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2023	Shares	Amount	Shares*	Amount
Balance at January 1, 2023	925	$920,417	7,878	$1	$2,972,333	$(3,156,395)	$(4,429)	$(12,000)	$(200,490)
Net loss	—	—	—	—	—	(175,011)	—	—	(175,011)
Issuance of common stock	—	—	74	—	1	—	—	—	1
Share-based compensation	—	—	—	—	33,320	—	—	—	33,320
Other comprehensive loss	—	—	—	—	—	—	2,193	—	2,193
Balance at March 31, 2023	925	$920,417	7,952	$1	$3,005,654	$(3,331,406)	$(2,236)	$(12,000)	$(339,987)

Net loss	—	$—	—	$—	$—	$(112,832)	$—	$—	$(112,832)
Issuance of common stock	—	—	20	—	1	—	—	—	1
Share-based compensation	—	—	—	—	15,775	—	—	—	15,775
Other comprehensive loss	—	—	—	—	—	—	1,337	—	1,337
Balance at June 30, 2023	925	$920,417	7,972	$1	$3,021,430	$(3,444,238)	$(899)	$(12,000)	$(435,706)
*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2022	Shares	Amount	Shares*	Amount
Balance at January 1, 2022	—	$—	7,858	$1	$2,861,305	$(1,700,851)	$(3,335)	$(12,000)	$1,145,120
Net loss	—	—	—	—	—	(195,234)	—	—	(195,234)
Issuance of preferred stock	750	747,481	—	—	—	—	—	—	—
Issuance of common stock	—	—	5	—	257	—	—	—	257
Share-based compensation	—	—	—	—	32,921	—	—	—	32,921
Other comprehensive loss	—	—	—	—	—	—	(26,340)	—	(26,340)
Balance at March 31, 2022	750	$747,481	7,863	$1	$2,894,483	$(1,896,085)	$(29,675)	$(12,000)	$956,724

Net loss	—	$—	—	$—	$—	$(274,666)	$—	$—	$(274,666)
Issuance of common stock	—	—	4	—	415	—	—	—	415
Share-based compensation	—	—	—	—	20,220	—	—	—	20,220
Other comprehensive loss	—	—	—	—	—	—	(20,711)	—	(20,711)
Balance at June 30, 2022	750	$747,481	7,867	$1	$2,915,118	$(2,170,751)	$(50,386)	$(12,000)	$681,982
*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(258,088)	$(431,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,026	26,270
Impairment of intangible assets	—	6,720
Share-based compensation	49,095	53,141
Deferred income taxes	873	1,154
Unrealized loss on equity securities	—	57,151
Amortization of investments	(14,173)	2,748
Other, net	3,891	1,834
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	6,284	(31,404)
ACO REACH performance year receivable	(524,428)	(396,104)
Other assets	57,846	(60,991)
Medical cost payable	(567,932)	231,899
Risk adjustment payable	10,925	916,713
Accounts payable and other liabilities	(111,174)	35,312
Unearned revenue	132,129	3,577
ACO REACH performance year obligation	474,700	310,603
Net cash (used in) provided by operating activities	(724,026)	726,664
Cash flows from investing activities:
Purchases of investments	(828,546)	(1,140,896)
Proceeds from sales, paydown, and maturities of investments	988,749	204,775
Purchases of property and equipment	(2,394)	(15,154)
Business divestitures, net of cash disposed of	(682)	—
Business acquisitions, net of cash acquired	—	(310)
Net cash provided by (used in) investing activities	157,127	(951,585)
Cash flows from financing activities:
Repayments of short-term borrowings	—	(155,000)
Proceeds from issuance of preferred stock	—	747,481
Proceeds from issuance of common stock	2	672
Distributions to noncontrolling interest holders	(4,952)	(1,894)
Net cash (used in) provided by financing activities	(4,950)	591,259
Net (decrease)/ increase in cash and cash equivalents	(571,849)	366,338
Cash and cash equivalents – beginning of year	1,932,290	1,061,179
Cash and cash equivalents – end of period	$1,360,441	$1,427,517
Supplemental disclosures of cash flow information:
Changes in unrealized loss on available-for-sale securities in OCI	$3,530	$(47,051)
Cash paid for interest	7,700	1,168
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization: Bright Health Group, Inc. and subsidiaries (collectively, “Bright Health,” “we,” “our,” “us,” or the “Company”) was founded in 2015 to transform healthcare. Our mission of Making Healthcare Right. Together. is built upon the belief that by aligning the best local resources in healthcare delivery with the financing of care we can drive a superior consumer experience, optimize clinical outcomes, reduce systemic waste, and lower costs. We are a healthcare company building a national Integrated System of Care in close partnership with our Care Partners. Our differentiated approach is built on alignment, focused on the consumer, and powered by technology. Our continuing Consumer Care business operates in two segments: Care Delivery and Care Solutions. Care Delivery provides primary comprehensive services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk from a diverse set of payor partners. Care Solutions is our provider enablement business that facilitates care coordination activities using population health tools including technology and data analytics, and provides clinical solutions and care teams to support patients managed through our affiliate partners.

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

Reportable Segments: During the three months ended June 30, 2023, our reportable segments changed. We now report our operating results through four reportable segments: Care Delivery and Care Solutions within continuing operations and Bright HealthCare - Commercial and Bright HealthCare within discontinued operations. The Care Delivery and Care Solutions segments were formerly within the Consumer Care segment. The updates to our reportable segments conform with the Company’s chief operating decision maker’s (“CODM”) view of our ongoing operations. See Note 10, Segments and Geographic Information, for additional information on our segments. We have reflected this change in all historical periods presented.

Discontinued Operations: Having met the criteria for “held for sale,” we have reflected amounts relating to Bright HealthCare, comprised of the California Medicare Advantage business, as a disposal group classified as held for sale and included as part of discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell and included as current assets on the Company’s condensed consolidated balance sheet. Assets classified as held for sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held for sale and other related expenses continue to be accrued. Bright HealthCare is no longer included in the segment reporting following the reclassification to discontinued operations. Refer to Note 14 for further discussion of our discontinued operations inclusive of Bright HealthCare and Bright HealthCare - Commercial.

Use of Estimates: The preparation of our condensed consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Our most significant estimates include medical costs payable, ACO REACH performance year receivable and obligation, shared savings and shared losses for our capitation contracts, and valuation and impairment of goodwill and other intangible assets. Actual results could differ from these estimates.

Going Concern: The condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company has a history of operating losses, and we generated a net loss of $258.1 million for the six months ended June 30, 2023. Additionally, the Company experienced negative operating cash flows primarily related to our discontinued Bright HealthCare – Commercial segment for the six months ended June 30, 2023, requiring additional cash to be infused to satisfy statutory capital requirements. The Company’s IFP discontinued operations will continue to experience negative cash flows through the third quarter of 2023, as it pays out the 2022 IFP risk adjustment obligations. Although the Company has sufficient cash to satisfy its IFP risk adjustment obligations in full in certain states, the Company is working with its regulators regarding the status of its obligations in certain other states.

In addition, the Company’s $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”), matures on February 28, 2024. On March 1, 2023, the Company disclosed that during the First Quarter of 2023, it had breached the minimum liquidity covenant contained in the Credit Agreement. On June 29, 2023, the Company entered into a second amended and restated limited waiver and consent (the “Third Waiver”) under the Credit Agreement. The Third Waiver amended and restated the amended and restated limited waiver and consent entered into by the Company under the Credit Agreement on April 28, 2023 (the “Second Waiver”), which had amended and restated the limited waiver and consent entered into by the Company under the Credit Agreement on February 28, 2023 (the “Original Waiver”). The Third Waiver amended the Second Waiver and the Original Waiver by, among other things, extending the temporary waiver of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which spanned from January 25, 2023 to June 30, 2023 under the Original Waiver and the Second Waiver, to January 25, 2023 to August 29, 2023 (the “Extended Waiver Period”). The Third Waiver also, among other things, added covenants (a) requiring the Company to deliver by July 17, 2023, an agreed term sheet for an equity or debt financing (the “Bridge Financing”) to support the Company’s ongoing operating cash needs through December 31, 2023 and, by July 31, 2023 (extended to August 4, 2023), definitive documentation for the Bridge Financing and an updated budget of the Company, (b) prohibiting the incurrence of certain types of debt and (c) requiring the Company not to request any interest period for any term SOFR borrowing other than a one-month interest period.

On August 4, 2023, the Company entered into a Credit Agreement (as amended, supplemented, restated or otherwise modified from time to time, the “New Credit Agreement”), among the Company, NEA 18 Venture Growth Equity, L.P. (“NEA”) and the lenders from time to time party thereto (together with NEA and each of their respective successors and assigns, the “Lenders”), to provide for a credit facility pursuant to which, among other things, the lenders have provided $60.0 million delayed draw term loan commitments. The Company may borrow delayed draw term loans under such commitments at any time and from time to time on or prior to the date that is nine months after the effective date of the New Credit Agreement, subject to the satisfaction or waiver of customary conditions. Borrowings under the New Credit Agreement accrue interest at a rate per annum of 15.00%, payable quarterly in arrears at the Company’s election, subject to limitations set forth in the Fourth Waiver (defined below) in respect of cash payments under the New Credit Agreement, either in cash or “in kind” by adding the amount of accrued interest to the principal amount of the outstanding loans under the New Credit Agreement. The New Credit Agreement contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change its business or make investments. The New Credit Agreement constitutes the Bridge Financing referred to in the Third Waiver.

On August 4, 2023, the Company entered into a third amended and restated limited waiver and consent (the “Fourth Waiver”) under the Credit Agreement. The Fourth Waiver amends and restates the Third Waiver by, among other things, permanently waiving compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which waiver under the Third Waiver previously was temporary and would have expired on August 29, 2023. From August 4, 2023 until the Credit Agreement is terminated and all outstanding loans thereunder are repaid, the Company will be subject to a minimum liquidity covenant of not less than $25.0 million. The Fourth Waiver also, among other things, (a) removes from the credit agreement in its entirety the covenant requiring maintenance of a maximum total debt to capitalization ratio, which absent such removal would have applied after September 30, 2023, (b) prohibits the incurrence of certain types of debt and (c) requires the Company not to request any interest period for any Term Benchmark borrowing other than a one-month interest period.

In connection with the New Credit Agreement, on August 4, 2023, the Company and the Lenders entered into a warrantholders agreement (the “Warrantholders Agreement”) setting forth the rights and obligations of the Company and the Lenders as holders (in such capacity, the “Holders”) of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share (the “Warrants”), and providing for the issuance of the Warrants to purchase up to 1,656,789 shares of the Company’s common stock.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Any future non-compliance with the covenants under the Credit Agreement or the Fourth Waiver, or termination of our agreement to sell our Medicare Advantage business in California to Molina Healthcare, Inc. (“the Molina Purchase Agreement”), may result in the obligations under the Credit Agreement being accelerated.

Based on our projected cash flows and absent any other action, the Company may not meet certain covenants under the Credit Agreement, the Fourth Waiver or the New Credit Agreement which may result in the obligations under the Credit Agreement and New Credit Agreement being accelerated. The Company will require additional liquidity to meet its obligations as they come due in the 12 months following the date the condensed consolidated financial statements contained in this Quarterly Report are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management has implemented a restructuring plan to reduce capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. The Company’s Bright HealthCare - Commercial business exited the ACA marketplace at the end of the 2022 plan year. In addition to our market exits, management is in the process of executing upon additional restructuring activities, which include reducing our workforce, exiting excess office space, and terminating or restructuring contracts. The Company closed on a $175.0 million capital raise in October 2022 to fund our continuing operations as further described in Note 7, Redeemable Convertible Preferred Stock. On June 30, 2023, the Company entered into the Molina Purchase Agreement to sell its California Medicare Advantage business, which consists of Brand New Day and Central Health Plan, for total purchase consideration of $600.0 million, subject to regulatory approval and other closing conditions. The closing of this transaction is expected to occur by early 2024. Further, as described above, the Company entered into the New Credit Agreement on August 4, 2023.

In the event the Company is unable to execute the sale of the California Medicare Advantage business, obtain additional financing or take other management actions, among other potential consequences, we forecast we will be unable to satisfy our obligations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Reverse Stock Split: During our annual meeting on May 4, 2023, our stockholders voted to approve an amendment to our Ninth Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of not less than 1-for-15 and not greater than 1-for-80, with the exact ratio and effective time of the Reverse Stock Split to be determined by our Board of Directors at any time within one year of the date of the Annual Meeting. On May 5, 2023, our Board approved a ratio of 1-for-80. The reverse stock split took effect on May 19, 2023.

The reverse stock split decreased the number of outstanding shares of the Company’s common stock by a factor of 80, subject to rounding of shares. The reverse stock split did not affect any stockholder’s proportionate equity interest in the Company. The par value of the Company’s common stock remains at $0.0001 per share following the reverse stock split and the number of outstanding shares of the Company’s common stock was proportionally reduced. As a consequence, the aggregate par value of the Company’s outstanding common stock was reduced, while the aggregate capital in excess of par value attributable to the Company’s outstanding common stock for accounting purposes was correspondingly increased. Total stockholder equity was

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
not affected. All shares and per share information has been retroactively adjusted following the effective date of the reverse stock split to reflect the reverse stock split for all periods presented in future filings.

Operating Costs: Our operating costs, by functional classification for the three and six months ended June 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Compensation and fringe benefits	$42,413	$55,497	$101,037	$125,008
Professional fees	13,771	6,962	19,619	15,745
Marketing and selling expenses	630	842	1,204	2,270
General and administrative expenses	7,766	5,999	15,223	13,917
Other operating expenses	5,700	9,697	12,715	18,845
Total operating costs	$70,280	$78,997	$149,798	$175,785

Recently Issued and Adopted Accounting Pronouncements: There are no accounting pronouncements that were recently issued and not yet adopted or adopted since our audited consolidated financial statements were issued that had, or are expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

Correction of prior period financial statements: As previously reported, subsequent to the issuance of the condensed consolidated financial statements for the quarter ended June 30, 2022, we identified an error in the accounting for gross versus net revenue recognition conclusion from certain value-based care arrangements. As a result, Capitated revenue and Medical costs have been reduced by $54.9 million and $113.2 million for the three and six months ended June 30, 2022, respectively. There is no impact on Operating loss or Net loss. There was no impact to the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of changes in redeemable preferred stock and shareholders’ equity (deficit) and condensed consolidated statements of cash flows.

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

Restructuring charges by reportable segment and corporate for the periods ended June 30 were as follows (in thousands):

	Three Months Ended June 30, 2023
	Care Delivery	Care Solutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$1,387	$1,387
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	(102)	(102)
Total continuing operations	$—	$—	$1,285	$1,285

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2022
	Care Delivery	Care Solutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$2,604	$2,604
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	189	189
Total continuing operations	$—	$—	$2,793	$2,793

	Six Months Ended June 30, 2023
	Care Delivery	Care Solutions	Corporate & Eliminations	Total
Employee termination benefits	$(44)	$3	$662	$621
Long-lived asset impairments	—	—	880	880
Contract termination and other costs	—	—	85	85
Total continuing operations	$(44)	$3	$1,627	$1,586

	Six Months Ended June 30, 2022
	Care Delivery	Care Solutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$8,701	$8,701
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	956	956
Total continuing operations	$—	$—	$9,657	$9,657

The $0.9 million of long-lived asset impairments is the result of a lease abandonment for one of our corporate office locations during the six months ended June 30, 2023.

Restructuring accrual activity recorded by major type for the six months ended June 30, 2023 were as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2023	$24,077	$—	$24,077
Charges	621	85	706
Cash payments	(16,935)	(85)	(17,020)
Balance at June 30, 2023	$7,763	$—	$7,763

Employee termination benefits are recorded within Other current liabilities while contract termination costs are recorded within Accounts payable.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Care Delivery	$401,385	$—	$401,385	$—
Total	$401,385	$—	$401,385	$—

For the periods ending June 30, 2023 and December 31, 2022, Care Solutions had no assigned goodwill.

The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$80,021	$21,910	$80,021	$17,655
Trade names	48,361	7,388	48,361	5,776
Total	$128,382	$29,298	$128,382	$23,431

There was no impairment expense for the three and six months ended June 30, 2023 and 2022.

We are continuously evaluating factors that affect the fair values of our reporting units including our market capitalization, macroeconomic trends and other events and uncertainties. Negative trends in these factors could result in a non-cash charge for impairment to goodwill or intangible assets in a future period.

Amortization expense relating to intangible assets for the three months ended June 30, 2023 and 2022 was $2.9 million and $6.2 million, respectively and amortization expense for the six months ended June 30, 2023 and 2022 was $5.9 million and $12.4 million, respectively. Estimated amortization expense relating to intangible assets for the remainder of 2023 and for each of the next five full years ending December 31 is as follows (in thousands):

2023 (July-December)	$5,846
2024	$11,574
2025	$11,574
2026	$11,574
2027	$11,574
2028	$10,295

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4. MEDICAL COSTS PAYABLE

The following table shows the components of the change in medical costs payable for the six months ended June 30 (in thousands):

	June 30,
	2023	2022
Medical costs payable - January 1	$116,021	$6,764
Incurred related to:
Current year	504,307	312,339
Prior year	1,029	(2,089)
Total incurred	505,336	310,250
Paid related to:
Current year	347,629	210,452
Prior year	93,873	4,547
Total paid	441,502	214,999

Medical costs payable - June 30	$179,855	$102,015

Medical costs payable attributable to prior years increased by $1.0 million and decreased by $2.1 million for the six months ended June 30, 2023 and 2022, respectively. Medical costs payable estimates are adjusted as additional information regarding claims becomes known; there were no significant changes to estimation methodologies during the periods.

The table below details the components making up the medical costs payable as of June 30 (in thousands):

	June 30,
	2023	2022
Provider incentive payable	$27,884	$—
Incurred but not reported (IBNR)	151,971	102,015
Total medical costs payable	$179,855	$102,015

Medical costs payable are primarily related to the current year. The Company has recorded claims adjustment expense as a component of operating costs in the Condensed Consolidated Statements of Income (Loss).

NOTE 5. SHORT-TERM BORROWINGS

We have a $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”), which matures on February 28, 2024. As of June 30, 2023 and December 31, 2022 we had $303.9 million borrowed under the Credit Agreement at a weighted-average effective annual interest rate of 10.19%, which remains outstanding as of June 30, 2023. Refer to Note 9, Commitments and Contingencies for more information on the undrawn letters of credit of $30.7 million under the Credit Agreement, which reduce the amount available to borrow.

On June 29, 2023, the Company entered into a second amended and restated limited waiver and consent (the “Third Waiver”) under the Credit Agreement, which amended and restated the amended and restated limited waiver and consent entered into by the Company under the Credit Agreement on April 28, 2023 (the “Second Waiver”), which previously amended and restated that certain limited waiver and consent entered into by the Company under the Credit Agreement on February 28, 2023 (the “Original Waiver”). The Third Waiver amended the Second Waiver and the Original Waiver by, among other things, extending

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the temporary waiver of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which spanned from January 25, 2023 to June 30, 2023 under the Original Waiver and the Existing Waiver, to January 25, 2023 to August 29, 2023 (the “Extended Waiver Period”). The Third Waiver also, among other things, added covenants (a) requiring the Company to deliver by July 17, 2023, an agreed term sheet for the Bridge Financing to support the Company’s ongoing operating cash needs through December 31, 2023 and, by July 31, 2023 (extended to August 4, 2023), definitive documentation for the Bridge Financing and an updated budget of the Company, (b) prohibiting the incurrence of certain types of debt and (c) requiring the Company not to request any interest period for any term SOFR borrowing other than a one-month interest period.

On August 4, 2023, the Company entered into a Credit Agreement (as amended, supplemented, restated or otherwise modified from time to time, the “New Credit Agreement”), among the Company, NEA 18 Venture Growth Equity, L.P. (“NEA”) and the lenders from time to time party thereto (together with NEA and each of their respective successors and assigns, the “Lenders”), to provide for a credit facility pursuant to which, among other things, the lenders have provided $60.0 million delayed draw term loan commitments. The Company may borrow delayed draw term loans under such commitments at any time and from time to time on or prior to the date that is nine months after the effective date of the New Credit Agreement, subject to the satisfaction or waiver of customary conditions. Borrowings under the New Credit Agreement accrue interest at a rate per annum of 15.00%, payable quarterly in arrears at the Company’s election, subject to limitations set forth in the Fourth Waiver (defined below) in respect of cash payments under the New Credit Agreement, either in cash or “in kind” by adding the amount of accrued interest to the principal amount of the outstanding loans under the New Credit Agreement. The New Credit Agreement contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change its business or make investments. The New Credit Agreement constitutes the Bridge Financing referred to in the Third Waiver.

On August 4, 2023, the Company entered into a third amended and restated limited waiver and consent (the “Fourth Waiver”) under the Credit Agreement. The Fourth Waiver amends and restates the Third Waiver by, among other things, permanently waiving compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which under the Third Waiver previously was temporary and would have expired on August 29, 2023. From August 4, 2023 until the Credit Agreement is terminated and all outstanding loans thereunder are repaid, the Company will be subject to a minimum liquidity covenant of not less than $25.0 million. The Fourth Waiver also, among other things, (a) removes from the credit agreement in its entirety the covenant requiring maintenance of a maximum total debt to capitalization ratio, which absent such removal would have applied after September 30, 2023, (b) prohibits the incurrence of certain types of debt and (c) requires the Company not to request any interest period for any Term Benchmark borrowing other than a one-month interest period.

NOTE 6. SHARE-BASED COMPENSATION

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

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. There are 1.7 million shares of common stock authorized for issuance under the 2021 Incentive Plan. As of June 30, 2023, a total of 0.3 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We recognized share-based compensation expense of $49.1 million and $53.1 million for the six months ended June 30, 2023 and 2022, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

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

There were no options granted during the six months ended June 30, 2023.

The activity for stock options for the six months ended June 30, 2023 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	804	$145.60	6.7	$6,560
Granted	—	—
Exercised	—	—
Forfeited	(26)	220.21
Expired	(58)	151.36
Outstanding at June 30, 2023	720	$142.13	5.2	$569

We recognized share-based compensation expense related to stock options of $24.5 million for the six months ended June 30, 2023, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At June 30, 2023, there was $17.7 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period, except for Board of Director grants which generally vest one year from the date of grant. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the six months ended June 30, 2023 (in thousands, except weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	470	$189.88
Granted	964	32.24
Vested	(94)	129.70
Forfeited	(232)	101.45
Unvested RSUs at June 30, 2023	1,108	$72.57

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We recognized share-based compensation expense related to RSUs of $10.8 million for the six months ended June 30, 2023, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of June 30, 2023, there was $44.3 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 1.8 years.

Performance-based Restricted Stock Units (“PSUs”)

In connection with our IPO, our Board of Directors approved the grant of PSUs to members of our executive leadership team. The grant encompassed a total of 183,750 PSUs, separated into four equal tranches, each of which are eligible to vest based on the achievement of predetermined stock price goals and a minimum service period of 3.0 years. The fair value of the PSUs was determined using a Monte-Carlo simulation.

The following table summarizes PSU award activity for the six months ended June 30, 2023 (in thousands, except weighted average grant date fair value):

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2022	131	$744.00
Granted	—	—
Forfeited	—	—
Unvested PSUs at June 30, 2023	131	$744.00

We recognized share-based compensation expense related to PSUs of $13.8 million for the six months ended June 30, 2023, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At June 30, 2023, there was $24.6 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of 1.0 years.

NOTE 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On January 3, 2022, we issued 750,000 shares of Series A Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $750.0 million, or $1,000 per share.

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $57.6 million and $37.9 million as of June 30, 2023 and December 31, 2022, respectively.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $364.00 per share and approximately $325.32 per share subsequent to the issuance of the Series B Preferred Stock) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after January 3, 2025, if the closing price per share of Common Stock on the New York Stock Exchange was greater than 175% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the relevant number of shares of common

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

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

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by compounded dividends. Holders of the Series B Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series B Preferred Stock had accrued compounded dividends of $6.2 million and $1.8 million as of June 30, 2023 and December 31, 2022, respectively.

The Series B Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series B Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $113.60 per share) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after October 17, 2025, if the closing price per share of common stock on the NYSE was greater than 287% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series B Preferred Stock into the relevant number of shares

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
of common stock, the Company may elect to convert all of the Series B Preferred Stock into the relevant number of shares of common stock.

Under the Certificate of Designations, holders of the Series B Preferred Stock are entitled to vote with the holders of the common stock on an as‑converted basis, solely with respect to (i) a change of control transaction (to the extent such change of control transaction is submitted to a vote of the holders of the common stock) or (ii) the issuance of capital stock by the Company in connection with an acquisition by the Company (to the extent such issuance is submitted to a vote of the holders of the common stock), subject to certain restrictions. Holders of the Series B Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series B Preferred Stock, authorizations or issuances by the Company of securities that are senior to the Series B Preferred Stock, increases or decreases in the number of authorized shares of Preferred Stock, and issuances of shares of the Series B Preferred Stock after October 17, 2022.

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

NOTE 8. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30 (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss from continuing operations, net noncontrolling interests and accrued preferred stock dividends	$(68,070)	$(107,559)	$(139,432)	$(252,680)
Loss from discontinued operations	(56,935)	(176,568)	(172,478)	(235,619)
Net loss attributable to Bright Health Group, Inc. common shareholders	$(125,005)	$(284,127)	$(311,910)	$(488,299)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	7,962	7,865	7,928	7,862
Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders
Continuing operations	$(8.55)	$(13.68)	$(17.59)	$(32.14)
Discontinued operations	$(7.15)	$(22.45)	$(21.76)	$(29.97)
Net loss per share attributable to common stockholders, basic and diluted	$(15.70)	$(36.13)	$(39.35)	$(62.11)

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the six months ended June 30 (in thousands):

	Six Months Ended June 30,
	2023	2022
Redeemable convertible preferred stock (as converted to common stock)	4,081	2,112
Stock options to purchase common stock	720	853
Restricted stock units	1,108	458
Total	5,909	3,423

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Based on our assessment of the facts underlying the claims and the degree to which we intend to defend the Company in these matters, other than as set forth above, the amount or range of reasonably possible losses, if any, cannot be estimated. We have not accrued for any potential loss as of June 30, 2023 and December 31, 2022 for these actions.

Other commitments: As of June 30, 2023, we had $30.7 million outstanding, undrawn letters of credit under the Credit Agreement.

NOTE 10. SEGMENTS AND GEOGRAPHIC INFORMATION

Factors used to determine our reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s CODM to evaluate its results of operations. We have identified two operating segments within our continuing operations based on our primary product and service offerings: Care Delivery and Care Solutions. The Care Delivery and Care Solutions segments are new in the second quarter of 2023 and were formerly reported together within the aggregated Consumer Care segment. The updates to our reportable segments conform with the Company’s CODM’s view of our ongoing operations.

Care Delivery and Care Solutions, which make up our value-driven Consumer Care business that manages risk in partnership with external payors, aim to significantly reduce the friction and current lack of coordination between payors by delivering on our Fully-Aligned Care Model with multiple payors. The following is a description of the types of products and services from which the two reportable segments of our continuing operations derive their revenues:

Care Delivery: Provides care services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk. As of June 30, 2023, Care Delivery provides virtual and in-person clinical care through its 71 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
our affiliated network of care providers, our Care Delivery segment serves approximately 340,000 consumers. Care Delivery customers include external payors, third party administrators, affiliated providers and direct-to-government programs.

Care Solutions: Our provider enablement business that facilitates care coordination activities through the use of population health tools including technology, data analytics, care and utilization management, and clinical solutions and care teams to support patients. As of June 30, 2023, Care Solutions has approximately 65,000 members attributed to its REACH ACO’s.

The Company’s accounting policies for reportable segment operations are consistent with those described in Note 2, Summary of Significant Accounting Policies, in our 2022 Form 10-K. We utilize operating income (loss) before income taxes as the profitability metric for our reportable segments.

The following tables present the reportable segment financial information for the three and six months ended June 30, 2023 and 2022 (in thousands):

Three Months Ended June 30, 2023	Care Delivery	Care Solutions	Corporate & Eliminations	Consolidated
Capitated revenue	$49,764	$—	$—	$49,764
ACO REACH revenue	—	236,994	—	236,994
Service revenue	10,530	692	—	11,222
Investment income (loss)	—	—	2	2
Total unaffiliated revenue	60,294	237,686	2	297,982
Affiliated revenue	5,774	—	(5,774)	—
Total segment revenue	66,068	237,686	(5,772)	297,982
Operating income (loss)	11,031	2,996	(37,441)	(23,414)
Depreciation and amortization	3,178	—	1,493	4,671
Restructuring charges	—	—	1,285	1,285

Three Months Ended June 30, 2022	Care Delivery	Care Solutions	Corporate & Eliminations	Consolidated
Capitated revenue	$17,641	$—	$—	$17,641
ACO REACH revenue	—	137,205	—	137,205
Service revenue	10,691	41	—	10,732
Investment income (loss)	—	—	(16,238)	(16,238)
Total unaffiliated revenue	28,332	137,246	(16,238)	149,340
Affiliated revenue	204,271	—	(204,271)	—
Total segment revenue	232,603	137,246	(220,509)	149,340
Operating income (loss)	(698)	825	(71,646)	(71,519)
Depreciation and amortization	6,369	—	1,907	8,276
Restructuring charges	—	—	2,793	2,793

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six Months Ended June 30, 2023	Care Delivery	Care Solutions	Corporate & Eliminations	Consolidated
Capitated revenue	$99,312	$—	$—	$99,312
ACO REACH revenue	—	476,801	—	476,801
Service revenue	21,466	943	—	22,409
Investment income (loss)	—	—	10	10
Total unaffiliated revenue	120,778	477,744	10	598,532
Affiliated revenue	7,969	—	(7,969)	—
Total segment revenue	128,747	477,744	(7,959)	598,532
Operating income (loss)	17,667	1,487	(87,440)	(68,286)
Depreciation and amortization	6,310	—	3,844	10,154
Restructuring charges	—	—	1,586	1,586

Six Months Ended June 30, 2022	Care Delivery	Care Solutions	Corporate & Eliminations	Consolidated
Capitated revenue	$46,289	$—	$—	$46,289
ACO REACH revenue	—	320,002	—	320,002
Service revenue	20,910	52	—	20,962
Investment income (loss)	—	—	(57,149)	(57,149)
Total unaffiliated revenue	67,199	320,054	(57,149)	330,104
Affiliated revenue	572,391	—	(572,391)	—
Total segment revenue	639,590	320,054	(629,540)	330,104
Operating income (loss)	(22,749)	4,989	(164,163)	(181,923)
Depreciation and amortization	12,745	—	3,591	16,336
Restructuring charges	—	—	9,657	9,657

For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. We do not include asset information by reportable segment in the reporting provided to the CODM.

NOTE 11. INCOME TAXES

Income tax was a benefit of $0.9 million and an expense of $2.9 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, income tax was an expense of $0.4 million and $12.9 million, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three and six months ended June 30, 2023, and 2022, the expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended June 30, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2023 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 12. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests in our subsidiaries whose redemption is outside of our control are classified as temporary equity. The following table provides details of our redeemable noncontrolling interest activity for the three and six months ended June 30, 2023 and 2022 (in thousands):

	2023	2022
Balance at January 1	$219,758	$128,407
Earnings attributable to noncontrolling interest	1,421	(2,681)
Distribution to noncontrolling interest holders	(1,805)	—
Measurement adjustment	4,129	17,285
Balance at March 31	$223,503	$143,011
Earnings attributable to noncontrolling interest	3,139	3,625
Distribution to noncontrolling interest holders	(3,147)	(1,894)
Measurement adjustment	21,066	19,712
Balance at June 30	$244,561	$164,454

NOTE 13. ACO REACH

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

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The tables below include the financial statement impacts of the performance guarantee at June 30, 2023 and for the three and six-month period then ended (in thousands):

	June 30, 2023	December 31, 2022
ACO REACH performance year receivable(1)	$623,609	$99,181
ACO REACH performance year obligation	474,700	—

(1)     We estimate there to be $144.3 million and $1.2 million in-network and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not reported as of June 30, 2023 and December 31, 2022, respectively; this is included in medical costs payable on the Condensed Consolidated Balance Sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of ACO REACH performance year receivable(1)	$249,449	$156,808	$424,972	$231,935
Amortization of ACO REACH performance year obligation	234,893	164,404	474,700	347,201
ACO REACH revenue	236,994	137,205	476,801	320,002

(1)     The amortization of the ACO REACH performance year receivable includes $99.2 million related to the amortization of the prior year receivable.

NOTE 14. DISCONTINUED OPERATIONS

In April 2023, we announced that we were exploring strategic alternatives for our California Medicare Advantage business, the Bright HealthCare reporting segment, with the focus on a potential sale. At this time, we met the criteria for “held for sale,” in accordance with ASC 205-20. This represents a strategic shift that will have a material impact on our business and financial results. As such, we have reflected amounts relating to Bright HealthCare as a disposal group as part of discontinued operations. On June 30, 2023, the Company entered into a definitive agreement with Molina Healthcare, Inc. to sell its California Medicare Advantage business, which consists of Brand New Day and Central Health Plan, for total purchase consideration of $600.0 million, subject to regulatory approval and other closing conditions. The closing of this transaction is expected to occur by early 2024.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Our discontinued operations are also inclusive of our DocSquad business that was sold in March 2023; this is presented within the column labeled Other in the tables below.

The discontinued operations presentation has been retrospectively applied to all prior periods presented.

The financial results of discontinued operations by major line item for the periods ended June 30 were as follows (in thousands):

Three Months Ended June 30, 2023	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$(15,354)	$443,532	$—	$428,178
Service revenue	—	—	—	—
Investment income (loss)	21,120	400	—	21,520
Total revenue from discontinued operations	5,766	443,932	—	449,698
Operating expenses:
Medical costs	14,588	400,114	—	414,702
Operating costs	35,859	54,289	318	90,466
Depreciation and amortization	—	1,465	—	1,465
Total operating expenses from discontinued operations	50,447	455,868	318	506,633
Operating loss from discontinued operations	(44,681)	(11,936)	(318)	(56,935)
Interest expense	—	—	—	—
Loss from discontinued operations before income taxes	(44,681)	(11,936)	(318)	(56,935)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(44,681)	$(11,936)	$(318)	$(56,935)

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended June 30, 2022	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$961,650	$403,185	$—	$1,364,835
Service revenue	34	—	2,079	2,113
Investment income (loss)	5,462	24	—	5,486
Total revenue from discontinued operations	967,146	403,209	2,079	1,372,434
Operating expenses:
Medical costs	858,347	356,442	—	1,214,789
Operating costs	278,878	40,181	3,482	322,541
Intangible assets impairment	6,720	—	—	6,720
Depreciation and amortization	—	4,416	536	4,952
Total operating expenses from discontinued operations	1,143,945	401,039	4,018	1,549,002
Operating loss from discontinued operations	(176,799)	2,170	(1,939)	(176,568)
Interest expense	—	—	—	—
Loss from discontinued operations before income taxes	(176,799)	2,170	(1,939)	(176,568)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(176,799)	$2,170	$(1,939)	$(176,568)

Six Months Ended June 30, 2023	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$(14,588)	$896,849	$—	$882,261
Service revenue	30	—	2,383	2,413
Investment income (loss)	42,011	438	—	42,449
Total revenue from discontinued operations	27,453	897,287	2,383	927,123
Operating expenses:
Medical costs	60,602	828,839	—	889,441
Operating costs	91,293	110,628	2,367	204,288
Depreciation and amortization	—	5,872	—	5,872
Total operating expenses from discontinued operations	151,895	945,339	2,367	1,099,601
Operating loss from discontinued operations	(124,442)	(48,052)	16	(172,478)
Interest expense	—	—	—	—
Loss from discontinued operations before income taxes	(124,442)	(48,052)	16	(172,478)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(124,442)	$(48,052)	$16	$(172,478)

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six Months Ended June 30, 2022	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$2,141,963	$816,372	$—	$2,958,335
Service revenue	70	—	4,242	4,312
Investment income (loss)	6,250	47	—	6,297
Other income	—	—	799	799
Total revenue from discontinued operations	2,148,283	816,419	5,041	2,969,743
Operating expenses:
Medical costs	1,804,267	754,770	—	2,559,037
Operating costs	544,378	83,502	8,532	636,412
Intangible assets impairment	6,720	—	—	6,720
Depreciation and amortization	145	8,875	914	9,934
Total operating expenses from discontinued operations	2,355,510	847,147	9,446	3,212,103
Operating loss from discontinued operations	(207,227)	(30,728)	(4,405)	(242,360)
Interest expense	—	—	—	—
Loss from discontinued operations before income taxes	(207,227)	(30,728)	(4,405)	(242,360)
Income tax expense (benefit)	(2)	(6,741)	2	(6,741)
Net loss from discontinued operations	$(207,225)	$(23,987)	$(4,407)	$(235,619)

The following table presents cash flows from operating and investing activities for discontinued operations for the six months ended June 30, 2023 (in thousands):

Cash used in operating activities - discontinued operations	(667,237)
Cash provided by investing activities - discontinued operations	157,048

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Assets and liabilities of discontinued operations were as follows (in thousands):

	June 30, 2023
	Bright HealthCare - Commercial	Bright HealthCare	Total
Assets
Current assets:
Cash and cash equivalents	$917,328	$335,453	$1,252,781
Short-term investments	991,106	4,308	995,414
Accounts receivable, net of allowance	1,915	48,856	50,771
Prepaids and other current assets	57,465	156,817	214,282
Property, equipment and capitalized software, net	—	19,948	19,948
Goodwill	—	358,693	358,693
Intangible assets, net	—	138,981	138,981
Current assets of discontinued operations	1,967,814	1,063,056	3,030,870
Total assets of discontinued operations	$1,967,814	$1,063,056	$3,030,870
Liabilities
Current liabilities:
Medical costs payable	$98,482	$251,269	$349,751
Accounts payable	38,802	8,564	47,366
Risk adjustment payable	1,953,502	1,313	1,954,815
Unearned revenue	—	142,698	142,698
Other current liabilities	20,738	69,522	90,260
Current liabilities of discontinued operations	2,111,524	473,366	2,584,890
Total liabilities of discontinued operations	$2,111,524	$473,366	$2,584,890

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2022
	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Assets
Current assets:
Cash and cash equivalents	$1,469,577	$244,616	$1,091	$1,715,284
Short-term investments	1,129,800	3,972	—	1,133,772
Accounts receivable, net of allowance	4,167	59,308	1,636	65,111
Prepaids and other current assets	187,818	85,479	—	273,297
Current assets of discontinued operations	2,791,362	393,375	2,727	3,187,464
Other assets:
Property, equipment and capitalized software, net	—	21,298	—	21,298
Goodwill	—	358,693	—	358,693
Intangible assets, net	—	144,131	—	144,131
Other non-current assets	—	4,995	—	4,995
Other assets of discontinued operations	—	529,117	—	529,117
Total assets of discontinued operations	$2,791,362	$922,492	$2,727	$3,716,581
Liabilities
Current liabilities:
Medical costs payable	$691,221	$290,296	$—	$981,517
Accounts payable	160,707	10,858	—	171,565
Risk adjustment payable	1,942,643	1,247	—	1,943,890
Unearned revenue	—	—	242	242
Other current liabilities	19,373	40,002	647	60,022
Current liabilities of discontinued operations	2,813,944	342,403	889	3,157,236
Total liabilities of discontinued operations	$2,813,944	$342,403	$889	$3,157,236

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

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There were no restructuring charges for the three and six months ended June 30, 2022. Restructuring charges within our discontinued operations for the three and six months ended June 30, 2023 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Employee termination benefits	$213	$3,177
Long-lived asset impairments	2,489	7,429
Contract termination and other costs	(1,041)	(989)
Total discontinued operations restructuring charges	$1,661	$9,617

Restructuring accrual activity recorded by major type for the six months ended June 30, 2023 was as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2023	$16,053	$29,053	$45,106
Charges	3,177	(989)	2,188
Cash payments	(12,409)	199	(12,210)
Balance at June 30, 2023	$6,821	$28,263	$35,084

Employee termination benefits are recorded within Other current liabilities of discontinued operations while contract termination costs are recorded within Accounts payable of discontinued operations.

Fixed Maturity Securities: Available-for-sale securities within our discontinued operations are reported at fair value as of June 30, 2023 and December 31, 2022. Held-to-maturity securities are reported at amortized cost as of June 30, 2023 and December 31, 2022. The following is a summary of our investment securities (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$564,557	$14	$—	$564,571
Available for sale:
U.S. government and agency obligations	975,759	128	(270)	975,617
Corporate obligations	3,025	—	(27)	2,998
State and municipal obligations	4,169	—	(8)	4,161
Certificates of deposit	3,661	—	—	3,661
Mortgage backed securities	1,695	—	(149)	1,546
Asset-backed securities	698	3	—	701
Total available-for-sale securities	989,007	131	(454)	988,684
Held to maturity:
U.S. government and agency obligations	6,512	—	(113)	6,399
Certificates of deposit	331	—	—	331
Total held-to-maturity securities	6,843	—	(113)	6,730
Total investments	$1,560,407	$145	$(567)	$1,559,985

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$963,062	$32	$—	$963,094
Available for sale:
U.S. government and agency obligations	372,244	1	(3,239)	369,006
Corporate obligations	520,619	521	(714)	520,426
State and municipal obligations	10,308	—	(96)	10,212
Certificates of deposit	12,012	—	(2)	12,010
Mortgage-backed securities	154,167	46	(156)	154,057
Asset backed securities	59,289	—	—	59,289
Other	386	—	(14)	372
Total available-for-sale securities	1,129,025	568	(4,221)	1,125,372
Held to maturity:
U.S. government and agency obligations	6,622	—	(158)	6,464
Certificates of deposit	1,936	—	—	1,936
Total held-to-maturity securities	8,558	—	(158)	8,400
Total investments	$2,100,645	$600	$(4,379)	$2,096,866

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

Fair Value Measurements: As of June 30, 2023, investments and cash equivalents within our discontinued operations were comprised of $1.5 billion and $53.2 million with fair value measurements of Level 1 and Level 2, respectively. As of December 31, 2022, the investments and cash equivalents within our discontinued operations were comprised of $1.3 billion and $826.0 million with fair value measurements of Level 1 and Level 2, respectively.

Medical Costs Payable: The table below details the components making up the medical costs payable within current liabilities of discontinued operations (in thousands):

	Bright HealthCare - Commercial		Bright HealthCare
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Claims unpaid	$49,474	$60,856	$41,236	$41,188
Provider incentive payable	1,454	310	31,424	40,908
Claims adjustment expense liability	6,993	46,490	4,981	6,732
Incurred but not reported (IBNR)	40,562	583,564	173,628	201,468
Total medical costs payable of discontinued operations	$98,483	$691,220	$251,269	$290,296

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table shows the components of the change in medical costs payable for the six months ended June 30 (in thousands):

	Bright Health Care
	2023	2022
Medical costs payable - January 1	$290,296	$240,854
Incurred related to:
Current year	810,631	747,953
Prior year	16,058	8,662
Total incurred	826,689	756,615
Paid related to:
Current year	602,338	523,662
Prior year	263,378	206,329
Total paid	865,716	729,991
Medical costs payable - June 30	$251,269	$267,478

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

NOTE 15. SUBSEQUENT EVENTS

On August 4, 2023, we entered into the New Credit Agreement to provide for a credit facility pursuant to which, among other things, the lenders have provided $60.0 million delayed draw term loan commitments. We may borrow delayed draw term loans under such commitments at any time and from time to time on or prior to the date that is nine months after the effective date of the New Credit Agreement, subject to the satisfaction or waiver of customary conditions. Borrowings under the New Credit Agreement accrue interest at a rate per annum of 15.00%, payable quarterly in arrears at our election, subject to limitations set forth in the Fourth Waiver in respect of cash payments under the New Credit Agreement, either in cash or “in kind” by adding the amount of accrued interest to the principal amount of the outstanding loans under the New Credit Agreement.

Also on August 4, 2023, we entered into the Fourth Waiver under the Credit Agreement. The Fourth Waiver amends and restates the Third Waiver by, among other things, permanently waiving compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which waiver under the Third Waiver previously was temporary and would have expired on August 29, 2023. From August 4, 2023 until the Credit Agreement is terminated and all outstanding loans thereunder are repaid, we will be subject to a minimum liquidity covenant of not less than $25.0 million.

In addition, on August 4, 2023, we entered into the Warrantholders Agreement setting forth the rights and obligations of us and the Holders of the Warrants and providing for the issuance of the Warrants to purchase up to 1,656,789 shares of our common stock. See Note 1, Organization and Basis of Presentation, for additional information regarding the New Credit Agreement, the Fourth Waiver and the Warrantholders Agreement.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We have evaluated the events and transactions that have occurred through the date at which the condensed consolidated financial statements were issued. Except as stated above, no additional events or transactions have occurred that may require adjustment to the condensed consolidated financial statements or disclosure.

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

Business Overview

Bright Health Group was founded in 2015 to transform healthcare. Our mission of Making Healthcare Right. Together. is built upon the belief that by connecting and aligning the best local resources in healthcare delivery with the financing of care, leveraging what we call the “Value Layer” of healthcare, we can drive a superior consumer experience, reduce systemic waste, lower costs, and optimize clinical outcomes. Bright Health Group consists of two reportable segments within our continuing Consumer Care operations: Care Delivery and Care Solutions.

Care Delivery. Provides comprehensive services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk. As of June 30, 2023, Care Delivery provides virtual and in-person clinical care through its 71 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, the Care Delivery segment serves approximately 340,000 consumers. Care Delivery segment customers include external payors, third party administrators, affiliated providers and direct-to-government programs.

Care Solutions. Our provider enablement business that facilitates the transition to value-based care. Support services provided by Care Solutions include, but are not limited to, population health management, data analytics, provider report cards, real time patient monitoring, transitions of care, chronic case management, utilization management, and claims adjudication and payments. In addition, Care Solutions operates three ACOs as part of CMS’s ACO REACH program that has approximately 65,000 attributed members as of June 30, 2023.

Business Update

Bright Health Group has gone through significant changes over the past few months. We have focused and simplified our business on what was core to Bright Health when it was founded: delivering personalized and affordable healthcare for aging and underserved consumers, through our Fully Aligned Care Model. That focus, and our mission of Making Health Care Right. Together. has not changed and is core to everything we do. We believe, and the results continue to demonstrate, that when you connect the financing and delivery of care, you unlock the best outcomes. When we announced our exit of the ACA insurance business at the end of 2022, we set out to accomplish the following:

Focus and simplify our business. With the sale of the Medicare Advantage and discontinuation of ACA insurance businesses, the Company will have a singular focus on value-driven care delivery and the results we can drive with our partners.

Secure core external payor partners. While always an important part of our business, no longer having a captive insurance company accelerated the need to develop strong and deep partnerships with payors so that we can deliver and execute our model. We have been building and deepening relationships with some of the largest payors in the country. We ended the second quarter serving 371,000 consumers through value-based arrangements, including approximately 65,000 through our REACH ACO. We continue to build and expand on those relationships, as well as enter new relationships, such as the provider agreement with Molina to serve Medicaid and ACA Marketplace populations in Florida and Texas in 2024. These partners have millions of members, where we believe we can continue to expand value-based arrangements together.

Demonstrate strong performance for those partners. The Consumer Care business generated positive operating income in both Consumer Care segments. This positive segment operating income drove Bright Health to our first quarter of Adjusted EBITDA profitability, a key milestone on our path to long-term profitable growth. We remain focused on delivering Adjusted EBITDA profitability for the full year.

Manage the liability for our discontinued operations. The runout of our ACA Marketplace business continues to progress, reaching approximately 95% claims completion as of June 30, 2023. We have also received the final details on the risk adjustment obligations by state. We believe that together the progress on claims and risk adjustment means that our ultimate liability in the ACA Marketplace business is much closer to a final outcome with the risks related to this business being much narrower at this point.

Bolster the company’s capital position. We announced on April 28, 2023 that we were exploring strategic alternatives for our California Medicare Advantage business and on June 30, 2023 we signed an agreement with Molina for them to acquire that business for $600 million. On August 4, 2023, we announced the Company entered a $60 million credit facility with NEA along with a permanent waiver of default on our existing credit facility. Taken together, we believe these actions put the Company in its strongest possible capital position as we continue to execute against our transformation and our mission.

We believe the ongoing business at Bright Health is one of the largest providers of value-based care delivery with substantial long-term growth opportunities. As we have shown so far this year through positive segment operating income and enterprise Adjusted EBITDA, we are focused on balancing risk and growth in the business, and setting Bright Health up for long-term profitable growth.

Key Metrics and Non-GAAP Financial Measures

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table provides the approximate consumers and patients served as of June 30, 2023 and 2022.

	As of June 30,
	2023	2022
Value-Based Consumers served(1)	371,000	118,000
(1) The value-based care consumers at June 30, 2022 have been recast for comparability to exclude approximately 384,000 consumers attributable to our Bright HealthCare- Commercial business that we exited beginning in 2023.

Value-Based Care Consumers

Value-based care consumers are consumers attributed to providers contracted under varied value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our Consumer Care managed medical groups. We believe growth in the number of value-based care consumers is a key indicator of the performance of our Consumer Care business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth. We saw a year over year increase in value-based care consumers of approximately 253,000 consumers. Our focus is to continue to grow the number of value-based care consumers through third-party payor relationships.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net loss from continuing operations	$(31,692)	(74,762)	$(85,610)	(196,340)
Adjusted EBITDA(1)	$6,413	(23,277)	$670	(44,758)

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net loss	$(88,627)	$(251,330)	$(258,088)	$(431,959)
Loss from Discontinued Operations (a)	56,935	176,568	172,478	235,619
EBITDA adjustments from continuing operations
Interest expense	9,170	337	16,957	1,530
Income tax benefit (expense)	(892)	2,904	367	12,885
Transaction costs (b)	8,096	271	9,948	382
Depreciation and amortization	4,671	8,276	10,154	16,336
Share-based compensation expense (c)	15,775	20,220	49,095	53,141
Restructuring costs (d)	1,285	2,793	1,586	9,657
Contract termination costs (e)	—	500	—	500
Change in fair value of contingent consideration (f)	—	—	(1,827)	—
Change in fair value of equity securities	—	16,184	—	57,151
EBITDA adjustments from continuing operations	$38,105	$51,485	$86,280	$151,582
Adjusted EBITDA	$6,413	$(23,277)	$670	$(44,758)

(a)Beginning in the fourth quarter of 2022, Adjusted EBITDA excludes the impact of discontinued operations. The comparable period in 2022 has been recast to exclude these impacts. Represents losses associated with the Commercial business segment and MA Legacy operations that we exited at the end of 2022 and the California Medicare Advantage business classified as held for sale.
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
(e)Represents amounts paid for early termination of existing vendor contracts and leases. Beginning in the second quarter of 2023, this amount excludes the impact of MA legacy operations that we exited at the end of 2022 as these amounts are now included in the Loss from Discontinued Operations. The adjustment in the comparable period in 2022 has been recast to include these impacts.
(f)Restructuring costs represent severance costs as part of a workforce reduction and impairment of certain long-lived assets relating to our decision to exit the Commercial business for the 2023 plan year.

Results of Operations

The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three and six months ended June 30, 2023 and 2022.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Income (loss) and operating data:	2023	2022	2023	2022
Revenue:
Capitated revenue	$49,764	$17,641	$99,312	$46,289
ACO REACH revenue	236,994	137,205	476,801	320,002
Service revenue	11,222	10,732	22,409	20,962
Investment income (loss)	2	(16,238)	10	(57,149)
Total revenue	297,982	149,340	598,532	330,104
Operating costs
Medical costs	245,160	130,793	505,280	310,249
Operating costs	70,280	78,997	149,798	175,785
Restructuring charges	1,285	2,793	1,586	9,657
Depreciation and amortization	4,671	8,276	10,154	16,336
Total operating costs	321,396	220,859	666,818	512,027
Operating loss	(23,414)	(71,519)	(68,286)	(181,923)
Interest expense	9,170	337	16,957	1,530
Other income	—	2	—	2
Loss from continuing operations before income taxes	(32,584)	(71,858)	(85,243)	(183,455)
Income tax expense (benefit)	(892)	2,904	367	12,885
Net loss from continuing operations	(31,692)	(74,762)	(85,610)	(196,340)
Loss from discontinued operations, net of tax (Note 16)	(56,935)	(176,568)	(172,478)	(235,619)
Net loss	(88,627)	(251,330)	(258,088)	(431,959)
Net earnings from continuing operations attributable to noncontrolling interests	(24,205)	(23,336)	(29,755)	(37,941)
Series A preferred stock dividend accrued	(9,942)	(9,461)	(19,656)	(18,399)
Series B preferred stock dividend accrued	(2,231)	—	(4,411)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(125,005)	$(284,127)	$(311,910)	$(488,299)
Adjusted EBITDA	$6,413	$(23,277)	$670	$(44,758)
Operating Cost Ratio (1)	23.6%	52.9%	25.0%	53.3%

(1)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues increased by $148.6 million, or 99.5%, for the three months ended June 30, 2023 as compared to the same period in 2022, which was primarily driven by an increase of approximately 16,000 beneficiaries aligned to our REACH ACOs. Our capitated revenue also increased $32.1 million for the three months ended June 30, 2023 as compared to the same period in 2022 as a result of increased membership through our third party payor contracts as compared to the three months ended June 30, 2022. In addition, for the three months ended June 30, 2022 we had an investment loss of $16.2 million driven by changes in the fair value of our investments in equity securities; we held no equity securities during the three months ended June 30, 2023 and as such there was not equivalent activity in the current period.

Total revenues increased by $268.4 million, or 81.3%, for the six months ended June 30, 2023 as compared to the same period in 2022, which was driven by an increase of approximately 16,000 beneficiaries aligned to our REACH ACOs. Our premium revenue also increased $53.0 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase was a result of increased membership through our third party payor contracts as compared to the six months ended June 30, 2022. In addition, for the six months ended June 30, 2022 we had an investment loss of $57.1 million driven by changes in the fair value of our investments in equity securities; we held no equity securities during the six months ended June 30, 2023 and as such there was not equivalent activity in the current period.

Medical costs increased by $114.4 million, or 87.4%, for the three months ended June 30, 2023 as compared to the same period in 2022. Medical costs increased by $195.0 million, or 62.9%, for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in medical costs was primarily driven by an increase in beneficiaries aligned to our REACH ACOs.

Operating costs decreased by $8.7 million, or 11.0%, for the three months ended June 30, 2023 as compared to the same period in 2022. Operating costs decreased by $26.0 million, or 14.8%, for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease in operating costs was primarily due to a decrease in compensation and benefit costs resulting from a decrease in employees.

Our operating cost ratio of 23.6% and 25.0% for the three and six months ended June 30, 2023, decreased 2,930 and 2,830 basis points respectively compared to the same periods in 2022. The decrease is primarily a result of our restructuring efforts.

Depreciation and amortization decreased by $3.6 million and $6.2 million for the three and six months ended June 30, 2023 as compared to the same period in 2022, respectively. The decrease is primarily due to the full impairment of the reacquired contract intangible asset during the third quarter of 2022; for the three and six months ended June 30, 2022 amortization of the reacquired contract intangible asset was $3.3 million and $6.6 million, respectively as compared to no related expense for the same periods ended June 30, 2023.

Interest expense increased $8.8 million and $15.4 million for the three and six months ended June 30, 2023 as compared to the same periods in 2022, respectively. These increases are due to increased borrowings on the Credit Agreement throughout the periods.

Income tax was a benefit of $0.9 million as compared to a $2.9 million expense for the three months ended June 30, 2023 and 2022, respectively. Income tax was an expense of $0.4 million and $12.9 million for the six months ended June 30, 2023 and 2022, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three months ended June 30, 2023, the benefit is due to true-ups of our state income taxes related to 2022. For the six months ended June 30, 2023, the expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

Loss from discontinued operations decreased by $119.6 million and $63.1 million for the three and six months ended June 30, 2023 as compared to the same periods in 2022. The three and six months ended June 30, 2023 are reflective of the run out of our Bright HealthCare - Commercial business as compared to active operations of the commercial business during the three and six months ended June 30, 2022. For the three and six months ended June 30, 2023, the loss from discontinued operations aligned to our Bright HeathCare - Commercial business decreased $132.1 million and $82.8 million, compared to the same periods ended June 30, 2022, respectively. Additionally, the loss from discontinued operations aligned to our Bright HealthCare operations classified as held for sale increased $14.1 million and decreased $24.1 million for the three and six ended June 30, 2023 as compared to 2022, respectively.

Care Delivery
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Statement of income (loss) and operating data:	2023	2022	2023	2022

Revenue:
Capitated revenue	$49,764	$17,641	$99,312	$46,289
Service revenue	10,530	10,691	21,466	20,910
Total unaffiliated revenue	60,294	28,332	120,778	67,199
Affiliated revenue	5,774	204,271	7,969	572,391
Total segment revenue	66,068	232,603	128,747	639,590
Operating expenses
Medical Costs	19,720	194,531	43,442	585,998
Operating Costs	32,139	32,401	61,328	63,596
Depreciation and amortization	3,178	6,369	6,310	12,745
Total operating expenses	55,037	233,301	111,080	662,339
Operating income (loss)	$11,031	$(698)	$17,667	$(22,749)

Consumer Care’s Care Delivery segment’s capitated revenue increased by $32.1 million, or 182.1%, for the three months ended June 30, 2023 as compared to the same period in 2022. For the six months ended June 30, 2023 the Care Delivery segment’s capitated revenue increased by $53.0 million, or 114.5%, as compared to the same period in 2022. The increase was a result of increased membership through our third-party payor contracts as compared to the three and six months ended June 30, 2022.

Consumer Care’s Care Delivery segment’s service revenue remained relatively flat the three and six months ended June 30, 2023 as compared to the same period in 2022. Care Delivery segment’s service revenue decreased $0.2 million and increased $0.6 million for the three and six months ended June 30, 2023 as compared to the same period in 2022. Care Delivery’s service revenue for the three and six months ended June 30, 2023 was driven by improved performance of our Care Delivery REACH ACOs that participate in our Care Solutions REACH ACO network.

Affiliated revenue decreased to $5.8 million and $8.0 million for the three and six months ended June 30, 2023 as compared to $204.3 million and $572.4 million for the three and six months ended June 30, 2022 as our result of our exit of our Commercial business.

Consumer Care’s Care Delivery segment’s medical costs decreased by $174.8 million and $542.6 million for the three and six months ended June 30, 2023 as compared to the same period in 2022. The decrease is primarily a result of the limited risk contracts that we have entered into with third-party payors that are accounted for on a net basis as compared to the full risk contract with Bright Healthcare - Commercial that was accounted for on a gross basis in the prior period.

Operating costs remained relatively flat for the three and six months ended June 30, 2023 as compared to the same periods in 2022.

Consumer Care’s Care Delivery segment’s depreciation and amortization decreased by $3.2 million and $6.4 million for the three and six months ended June 30, 2023 as compared to the same periods in 2022, respectively. The decrease is primarily due to the full impairment of the reacquired contract intangible asset during the third quarter of 2022; for the three and six months ended June 30, 2022 amortization of the reacquired contract intangible asset was $3.3 million and $6.6 million, respectively, as compared to no related expense for the same periods ended June 30, 2023.

Care Solutions
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Statement of income (loss) and operating data:	2023	2022	2023	2022

Revenue:
ACO REACH revenue	$236,994	$137,205	$476,801	$320,002
Service revenue	692	41	943	52
Total segment revenue	237,686	137,246	477,744	320,054
Operating expenses
Medical Costs	231,279	134,274	469,874	310,908
Operating Costs	3,411	2,147	6,383	4,157
Total operating expenses	234,690	136,421	476,257	315,065
Operating income	$2,996	$825	$1,487	$4,989

Consumer Care’s Care Solutions segment’s ACO REACH revenue increased $99.8 million, or 72.7% for the three months ended June 30, 2023 compared to the same period in 2022. The Care Solutions segment’s ACO REACH revenue increased $156.8 million, or 49.0% for the six months ended June 30, 2023 compared to the same period in 2022. This increase is attributable to an increase of approximately 16,000 beneficiaries aligned to our REACH ACOs as of June 30, 2023 compared to the same period in 2022. See Note 13, ACO REACH, for additional information regarding our remaining performance obligation based on the most recent benchmark data.

Consumer Care’s Care Solutions segment’s service revenue increased $0.7 million and $0.9 million for the three and six months ended June 30, 2023 as compared to the same period in 2022. The increase in service revenue was driven by revenue for the managed service organization contracts.

Consumer Care’s Care Solutions segment’s medical costs increased by $97.0 million and $159.0 million for the three and six months ended June 30, 2023 as compared to the same period in 2022. These increases correspond to the increase in the ACO REACH revenue as the medical costs are derived from the amortization of the ACO REACH performance obligation that is aligned to the number of beneficiaries aligned to our REACH ACOs.

Consumer Care’s Care Solutions segment’s operating costs increased by $1.3 million and $2.2 million for the three and six months ended June 30, 2023 as compared to the same periods in 2022. These increases were driven by the additional compensation and general administrative expenses supporting the growing business and increased membership.

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

We have incurred operating losses since our founding, and we expect to incur operating losses in the future. However, we are implementing a restructuring plan to reduce our capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. Our restructuring plan includes Bright HealthCare’s exiting of the Commercial marketplace for the 2023 plan year as well as reducing our workforce, exiting excess office space, and terminating or restructuring contracts. On June 30, 2023, the Company entered into a definitive agreement with Molina Healthcare, Inc. to sell its California Medicare Advantage business, which consists of Brand New Day and Central Health Plan, for total purchase consideration of $600.0 million, subject to regulatory approval and other closing conditions. The closing of this transaction is expected to occur by early 2024.

In the event the Company is unable to execute the sale of the California Medicare Advantage business, obtain additional financing or take other management actions, among other potential consequences, we forecast we will be unable to satisfy our obligations.

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

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company, pending regulatory approval, or through reimbursements related to administrative services agreements with the parent company. The Company declared no dividends from the regulated insurance entities to the parent company during the six months ended June 30, 2023 and 2022.

The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to satisfy regulatory requirements. As of June 30, 2023, we were out of compliance with the minimum levels for certain of our regulated insurance legal entities within our Bright HealthCare-Commercial and Bright Health Care segments.

Credit Agreement

We have a $350.0 million Credit Agreement, which matures on February 28, 2024. The Credit Agreement contains a covenant that requires the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00. The Credit Agreement also contains a covenant that requires us to maintain a minimum liquidity of $150.0 million. We were not in compliance with the total debt to capitalization ratio covenant as of September 30, 2022. On November 8, 2022, we executed an amendment to the Credit Agreement pursuant to which certain collateral related defaults were waived and, in addition, it was agreed that we would (i) not be required to test our debt to capitalization ratio covenant during and including the four quarter test period ending September 30, 2022 through and including the four quarter test period ending September 30, 2023, (ii) be required to maintain a minimum liquidity of $200.0 million from November 8, 2022 through and including September 30, 2023 and (iii) be required to maintain a minimum liquidity of $150.0 million after September 30, 2023. As of June 30, 2023, we had $303.9 million of short-term borrowings under the Credit Agreement.

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

On April 28, 2023, the Company entered into an amended and restated limited waiver and consent (the “Second Waiver”) under the Credit Agreement, which amended and restated the Original Waiver. The Second Waiver amended the Original Waiver by, among other things, extending the temporary waiver of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which originally spanned from January 25, 2023 to April 30, 2023, to January 25, 2023 to June 30, 2023 (the “Extended Waiver Period”). The Second Waiver also (i) amended the Original Waiver and the Credit Agreement by changing the definition of "Minimum Liquidity" to mean unrestricted cash of the Company and the other loan parties and (ii) waived permanently any default or event of default arising from the failure to deliver the 2022 audit report without a qualification as to "going concern." In addition, during the Extended Waiver Period, the Company did not have access to certain negative covenant baskets and will be subject to additional cash-flow, cash balance, and other reporting requirements.

On June 29, 2023, the Company entered into a second amended and restated limited waiver and consent (the “Third Waiver”) under the Credit Agreement. The Third Waiver amended and restated the Second Waiver, which previously amended and restated the Original Waiver. The Third Waiver amended the Second Waiver and the Original Waiver by, among other things, extending the temporary waiver of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which spanned from January 25, 2023 to June 30, 2023 under the Original Waiver and the Second Waiver, to January 25, 2023 to August 29, 2023 (the “Extended Waiver Period”). The Waiver also, among other things, added covenants (a) requiring the Company to deliver by July 17, 2023, an agreed term sheet for the Bridge Financing to support the Company’s ongoing operating cash needs through December 31, 2023 and, by July 31, 2023 (extended to August 4, 2023), definitive documentation for the Bridge Financing and an updated budget of the Company, in form and substance acceptable to the Administrative Agent, (b) prohibiting the incurrence of certain types of debt and (c) requiring the Company not to request any interest period for any Term SOFR borrowing other than a one-month interest period. In connection with the Waiver, the Company agreed to pay to the Administrative Agent, for the account of each lender consenting thereto that delivered a signature page by 4:00 p.m. on June 29, 2023, a waiver fee in the amount of 0.25% of such lender’s commitment.

On August 4, 2023, the Company entered into the New Credit Agreement to provide for a credit facility pursuant to which, among other things, the lenders have provided $60.0 million delayed draw term loan commitments. The Company may borrow delayed draw term loans under such commitments at any time and from time to time on or prior to the date that is nine months after the effective date of the New Credit Agreement, subject to the satisfaction or waiver of customary conditions. Borrowings under the New Credit Agreement accrue interest at a rate per annum of 15.00%, payable quarterly in arrears at the Company’s election, subject to limitations set forth in the Fourth Waiver (defined below) in respect of cash payments under the New Credit Agreement, either in cash or “in kind” by adding the amount of accrued interest to the principal amount of the outstanding loans under the New Credit Agreement. The New Credit Agreement contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change its business or make investments. The New Credit Agreement constitutes the Bridge Financing referred to in the Third Waiver.

On August 4, 2023, the Company entered into a third amended and restated limited waiver and consent (the “Fourth Waiver”) under the Credit Agreement. The Fourth Waiver amends and restates the Third Waiver by, among other things, permanently waiving compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which waiver under the Third Waiver previously was temporary and would have expired on August 29, 2023. From August 4, 2023 until the Credit Agreement is terminated and all outstanding loans thereunder are repaid, the Company will be subject to a minimum liquidity covenant of not less than $25.0 million. The Fourth Waiver also, among other things, (a) removes from the credit agreement in its entirety the covenant requiring maintenance of a maximum total debt to capitalization ratio, which absent such removal would have applied after September 30, 2023, (b) prohibits the incurrence of certain types of debt and (c) requires the Company not to request any interest period for any Term Benchmark borrowing other than a one-month interest period.

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

As of June 30, 2023, we had $30.7 million of outstanding, undrawn letters of credit under the Credit Agreement, which reduce the amount available to borrow.

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

For additional information on the Series A and Series B Preferred Stock, see Note 7, Redeemable Convertible Preferred Stock, in our condensed consolidated financial statements of this Quarterly Report.

Cash and Investments

As of June 30, 2023, we had $1.36 billion in cash and cash equivalents, $995.6 million in short-term investments and $0.3 million in long-term investments on the consolidated balance sheet. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of June 30, 2023, we had non-regulated cash and cash equivalents of $107.7 million, short-term investments of $0.2 million and $0.3 million of long-term investments.

As of June 30, 2023, we had regulated insurance entity cash and cash equivalents of $1.25 billion, of which $9.4 million was restricted, and short-term investments of $995.4 million, of which $5.8 million was restricted.
Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(724,026)	$726,664
Net cash provided by (used in) investing activities	157,127	(951,585)
Net cash (used in) provided by financing activities	(4,950)	591,259
Net increase/(decrease) in cash and cash equivalents	(571,849)	366,338
Cash and cash equivalents at beginning of period	1,932,290	1,061,179
Cash and cash equivalents at end of period	$1,360,441	$1,427,517

Operating Activities

During the six months ended June 30, 2023, net cash provided by operating activities decreased by $1.5 billion compared to the six-month period ended June 30, 2022, primarily driven by our Commercial business being in runout and not incurring additional medical costs and increase to our risk adjustment payable beyond prior period development.

Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities increased by $1.1 billion compared to the six-month period ended June 30, 2022. The increase was primarily attributable to an increase in the proceeds of investment sales of

$784.0 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Investment purchases also decreased by $312.4 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities decreased by $596.2 million compared to the six months ended June 30, 2022. This decrease is primarily due to our Series A issuance during the six months ended June 30, 2022 net of a $155.0 million repayment of debt during that same period; the six months ended June 30, 2023 had no comparable activity.

Critical Accounting Policies and Estimates

As of June 30, 2023, there had been no material changes to the critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements as described in the 2022 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1, Organization and Basis of Presentation, in our condensed consolidated financial statements of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in our 2022 Form 10-K, we previously identified a material weakness related to the control activities component of internal control over financial reporting, based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Specifically, multiple deficiencies constituted a material weakness, in the aggregate, relating to deployment of control activities through internal control policies that establish what is expected and procedures that put policies into action. As of June 30, 2023, our efforts to remediate the material weakness have included addressing control deficiencies noted in 2022 and validating, through our internal controls over financial reporting program, the design effectiveness of those remediation activities and underlying controls. As we continue forward through the remainder of 2023, we will evaluate the operating effectiveness of those controls in order to conclude on the remediation of the material weakness.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than the matters described in Note 9, Commitments and Contingencies, we are not presently a party to any litigation the outcomes of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our 2022 Form 10-K and our other filings with the SEC. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2022 Form 10-K except for the following risk factor, which supplements the “Risk Factors” in our 2022 Form 10-K.

We may not be able to execute the sale of our California Medicare Advantage business.

We may not be able to execute the sale of our California Medicare Advantage business to Molina Healthcare, Inc. Further, in the event we are unable to execute the sale of this business, we may not be able to effect a strategic alternative to a sale. In addition, in executing this sale, we may experience operational difficulties separating it from our retained assets and operations, which could result in disruptions to our operations or claims for damages, among other things. Failure to consummate this sale or other strategic alternative could have a material adverse effect on our liquidity, business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated as of June 30, 2023, among Bright Health Company of California, Inc., Universal Care, Inc., Central Health Plan of California, Inc., Bright Health Group, Inc. and Molina Healthcare, Inc. (incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K filed on June 29, 2023)

3.1
Ninth Amended and Restated Certificate of Incorporation of Bright Health Group, Inc. (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)

3.2
Certificate of Designations of Series A Convertible Perpetual Preferred Stock of Bright Health Group, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on January 3, 2022)

3.3
Certificate of Amendment to the Certificate of Designations of Series A Convertible Perpetual Preferred Stock of Bright Health Group, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on October 18, 2022)

3.4
Certificate of Designations of Series B Convertible Perpetual Preferred Stock of Bright Health Group, Inc. (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed on October 18, 2022)

3.5
Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of Bright Health Group, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on May 25, 2023)

3.6	Amended and Restated Bylaws of Bright Health Group, Inc. (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)
10.1
Amended and Restated Limited Waiver and Consent, dated as of April 28, 2023, among Bright Health Group, Inc., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 28, 2023)

10.2
Second Amended and Restated Limited Waiver and Consent, dated as of June 29, 2023, among Bright Health Group, Inc., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K/A filed on June 30, 2023)

10.3†
Bright Health Group, Inc. Amended and Restated 2021 Omnibus Incentive Plan, effective as of May 4, 2023 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2023)

10.4†
Consulting agreement, dated May 9, 2023, between Catherine R. Smith and Bright Health Group, Inc. (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2023)

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2023, filed with the SEC on August 9, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
104	Cover Page Interactive Data File (formatted as iXBRL and embedded within Exhibit 101)

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

BRIGHT HEALTH GROUP, INC.

Dated: August 9, 2023	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Matushak
	Name:	Jay Matushak
	Title:	Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)