Form 10-Q
period 2023-09-30
Bright Health Group Inc.
filed 2023-11-09
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of November 2, 2023, the registrant had 7,982,087 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this Quarterly Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will,” “ensure” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to continue as a going concern; our ability to comply with the terms of our credit facilities, including financial covenants, both during and after any applicable waiver period, and/or obtain any additional waivers of any terms of our credit facilities to the extent required; our ability to sell our Medicare Advantage business in California on acceptable terms, including our ability to receive the proceeds thereof in a manner that would alleviate our current financial position; the failure to satisfy or obtain a waiver of any closing condition in our agreement to sell our Medicare Advantage business in California to Molina Healthcare, Inc. (the “Molina Purchase Agreement”); our ability to comply with the terms of the Molina Purchase Agreement; whether our credit facilities will satisfy our working capital needs pending the closing of our sale of our Medicare Advantage business in California; our ability to comply with the terms of the risk adjustment repayment agreements; our ability to obtain any additional short or long term debt or equity financing needed to operate our business; our ability to quickly and efficiently wind down our Individual and Family Plan (“IFP”) businesses and Medicare Advantage (“MA”) businesses outside of California, including by satisfying liabilities of those businesses when due and payable; potential disruptions to our business due to our corporate restructuring and resulting headcount reduction; our ability to accurately estimate and effectively manage the costs relating to changes in our business offerings and models; a delay or inability to withdraw regulated capital from our subsidiaries; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our and our Care Partners’ abilities to obtain and accurately assess, code, and report risk adjustment factor scores; our ability to contract with care providers and arrange for the provision of quality care; our ability to accurately estimate our medical expenses, effectively manage our costs and claims liabilities or appropriately price our products and charge premiums; our ability to obtain claims information timely and accurately; the impact of the ongoing COVID-19 pandemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage the growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions and integrate acquired businesses; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; our ability to adapt to the new risks associated with our expansion into ACO Realizing Equity, Access, and Community Health (“ACO REACH”); and the other factors set forth under the heading “Risk Factors” in this Quarterly Report, Bright Health Group’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023, that were filed with the United States Securities and Exchange Commission (the “SEC”) on May 10, 2023 and August 9, 2023, respectively, and Bright Health Group’s Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on March 16, 2023 (“2022 Form 10-K”) and our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$113,430	$217,006
Short-term investments	156	869
Accounts receivable, net of allowance of $8,932 and $6,098, respectively	32,663	19,576
ACO REACH performance year receivable	350,478	99,181
Current assets of discontinued operations (Note 15)	1,368,694	3,187,464
Prepaids and other current assets	46,542	46,538
Total current assets	1,911,963	3,570,634
Other assets:
Long-term investments	344	5,401
Property, equipment and capitalized software, net	17,517	21,298
Goodwill	—	401,385
Intangible assets, net	96,150	104,952
Long-term assets of discontinued operations (Note 15)	—	529,117
Other non-current assets	29,792	32,265
Total other assets	143,803	1,094,418
Total assets	$2,055,766	$4,665,052
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$169,778	$116,021
Accounts payable	10,687	18,714
ACO REACH performance year obligation	224,908	—
Short-term borrowings	353,947	303,947
Current liabilities of discontinued operations (Note 15)	974,502	3,157,236
Warrant liability (Note 6)	9,874	—
Other current liabilities	86,806	97,241
Total current liabilities	1,830,502	3,693,159
Other liabilities	30,655	32,208
Total liabilities	1,861,157	3,725,367
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	327,263	219,758
Redeemable Series A preferred stock, $0.0001 par value; 750,000 shares authorized in 2023 and 2022; 750,000 shares issued and outstanding in 2023 and 2022	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2023 and 2022; 175,000 shares issued and outstanding in 2023 and 2022	172,936	172,936
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2023 and 2022; 7,981,802 and 7,878,394 shares issued and outstanding in 2023 and 2022*, respectively	1	1
Additional paid-in capital	3,037,946	2,972,333
Accumulated deficit	(4,078,133)	(3,156,395)
Accumulated other comprehensive loss	(885)	(4,429)
Treasury Stock, at cost, 31,526 shares at September 30, 2023, and December 31, 2022*, respectively	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(1,053,071)	(200,490)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$2,055,766	$4,665,052
*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split

See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Capitated revenue	$60,371	$33,006	$159,683	$79,295
ACO REACH revenue	200,044	145,433	676,845	465,435
Service revenue	8,978	10,076	31,387	31,038
Investment income (loss)	6	4,848	16	(52,301)
Total revenue	269,399	193,363	867,931	523,467
Operating expenses:
Medical costs	226,438	152,150	731,718	462,399
Operating costs	72,532	85,566	221,697	261,351
Goodwill impairment	401,385	—	401,385	—
Intangible assets impairment	—	42,611	—	42,611
Bad debt expense	22,421	11	23,054	11
Restructuring charges	5,281	5	6,867	9,662
Depreciation and amortization	4,117	8,947	14,271	25,283
Total operating expenses	732,174	289,290	1,398,992	801,317
Operating loss	(462,775)	(95,927)	(531,061)	(277,850)
Interest expense	10,041	4,905	26,998	6,435
Warrant expense	9,874	—	9,874	—
Other income	—	(2)	—	—
Loss from continuing operations before income taxes	(482,690)	(100,830)	(567,933)	(284,285)
Income tax (benefit) expense	(3,385)	3,401	(3,018)	16,286
Net loss from continuing operations	(479,305)	(104,231)	(564,915)	(300,571)
Loss from discontinued operations, net of tax (Note 15)	(67,843)	(165,899)	(240,321)	(401,518)
Net Loss	(547,148)	(270,130)	(805,236)	(702,089)
Net earnings from continuing operations attributable to noncontrolling interests	(86,747)	(46,710)	(116,502)	(84,651)
Series A preferred stock dividend accrued	(10,178)	(9,684)	(29,834)	(28,083)
Series B preferred stock dividend accrued	(2,284)	—	(6,695)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(646,357)	$(326,524)	$(958,267)	$(814,823)

Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders
Continuing operations	$(72.52)	$(20.41)	$(90.36)	$(52.55)
Discontinued operations	(8.51)	(21.07)	(30.25)	(51.05)
Basic and diluted loss per share	(81.03)	(41.48)	(120.61)	(103.60)

Basic and diluted weighted-average common shares outstanding*	7,977	7,871	7,945	7,865

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split

See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(547,148)	$(270,130)	$(805,236)	$(702,089)
Other comprehensive (loss) income:
Unrealized investment holding gains (losses) arising during the year, net of tax of $0 and $0, respectively	70	(33,146)	5,381	(82,704)
Less: reclassification adjustments for investment (losses) gains, net of tax of $0 and $0, respectively	56	(1,615)	1,837	(4,122)
Other comprehensive (loss) income	14	(31,531)	3,544	(78,582)
Comprehensive loss	(547,134)	(301,661)	(801,692)	(780,671)
Comprehensive loss attributable to noncontrolling interests	(86,747)	(46,710)	(116,502)	(84,651)
Comprehensive loss attributable to Bright Health Group, Inc. common shareholders	$(633,881)	$(348,371)	$(918,194)	$(865,322)

See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2023	Shares	Amount	Shares*	Amount
Balance at January 1, 2023	925	$920,417	7,878	$1	$2,972,333	$(3,156,395)	$(4,429)	$(12,000)	$(200,490)
Net loss	—	—	—	—	—	(175,011)	—	—	(175,011)
Issuance of common stock	—	—	74	—	1	—	—	—	1
Share-based compensation	—	—	—	—	33,320	—	—	—	33,320
Other comprehensive loss	—	—	—	—	—	—	2,193	—	2,193
Balance at March 31, 2023	925	$920,417	7,952	$1	$3,005,654	$(3,331,406)	$(2,236)	$(12,000)	$(339,987)

Net loss	—	$—	—	$—	$—	$(112,832)	$—	$—	$(112,832)
Issuance of common stock	—	—	20	—	1	—	—	—	1
Share-based compensation	—	—	—	—	15,775	—	—	—	15,775
Other comprehensive loss	—	—	—	—	—	—	1,337	—	1,337
Balance at June 30, 2023	925	$920,417	7,972	$1	$3,021,430	$(3,444,238)	$(899)	$(12,000)	$(435,706)

Net loss	—	$—	—	$—	$—	$(633,895)	$—	$—	$(633,895)
Issuance of common stock	—	—	10	—	—	—	—	—	—
Share-based compensation	—	—	—	—	16,516	—	—	—	16,516
Other comprehensive loss	—	—	—	—	—	—	14	—	14
Balance at September 30, 2023	925	$920,417	7,982	$1	$3,037,946	$(4,078,133)	$(885)	$(12,000)	$(1,053,071)

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2022	Shares	Amount	Shares*	Amount
Balance at January 1, 2022	—	$—	7,858	$1	$2,861,305	$(1,700,851)	$(3,335)	$(12,000)	$1,145,120
Net loss	—	—	—	—	—	(195,234)	—	—	(195,234)
Issuance of preferred stock	750	747,481	—	—	—	—	—	—	—
Issuance of common stock	—	—	5	—	257	—	—	—	257
Share-based compensation	—	—	—	—	32,921	—	—	—	32,921
Other comprehensive loss	—	—	—	—	—	—	(26,340)	—	(26,340)
Balance at March 31, 2022	750	$747,481	7,863	$1	$2,894,483	$(1,896,085)	$(29,675)	$(12,000)	$956,724

Net loss	—	$—	—	$—	$—	$(274,666)	$—	$—	$(274,666)
Issuance of common stock	—	—	4	—	415	—	—	—	415
Share-based compensation	—	—	—	—	20,220	—	—	—	20,220
Other comprehensive loss	—	—	—	—	—	—	(20,711)	—	(20,711)
Balance at June 30, 2022	750	$747,481	7,867	$1	$2,915,118	$(2,170,751)	$(50,386)	$(12,000)	$681,982

Net loss	—	$—	—	$—	$—	$(316,840)	$—	$—	$(316,840)
Issuance of common stock	—	—	7	—	642	—	—	—	642
Share-based compensation	—	—	—	—	24,122	—	—	—	24,122
Other comprehensive loss	—	—	—	—	—	—	(31,531)	—	(31,531)
Balance at September 30, 2022	750	$747,481	7,874	$1	$2,939,882	$(2,487,591)	$(81,917)	$(12,000)	$358,375
*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split
See accompanying Notes to Condensed Consolidated Financial Statements

Bright Health Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(805,236)	$(702,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,149	40,173
Impairment of intangible assets	—	49,331
Impairment of goodwill	401,385	74,165
Share-based compensation	65,611	77,263
Deferred income taxes	(3,063)	1,590
Unrealized loss on equity securities	—	58,821
Amortization of investments	(17,946)	3,236
Warrant expense	9,874	—
Other, net	3,812	6,377
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(27,438)	10,934
ACO REACH performance year receivable	(251,297)	(234,776)
Other assets	132,645	(77,551)
Medical cost payable	(610,027)	149,970
Risk adjustment payable	(1,541,536)	377,789
Accounts payable and other liabilities	(124,295)	(21,188)
Unearned revenue	127,135	142,597
ACO REACH performance year obligation	224,908	155,145
Net cash (used in) provided by operating activities	(2,395,319)	111,787
Cash flows from investing activities:
Purchases of investments	(830,176)	(1,422,025)
Proceeds from sales, paydown, and maturities of investments	1,978,925	980,763
Purchases of property and equipment	(2,626)	(21,579)
Business divestitures, net of cash disposed of	(682)	—
Business acquisitions, net of cash acquired	—	(310)
Net cash provided by (used in) investing activities	1,145,441	(463,151)
Cash flows from financing activities:
Proceeds from short-term borrowings	50,000	303,947
Repayments of short-term borrowings	—	(155,000)
Proceeds from issuance of preferred stock	—	747,481
Proceeds from issuance of common stock	2	1,314
Distributions to noncontrolling interest holders	(8,997)	(2,032)
Net cash provided by financing activities	41,005	895,710
Net (decrease)/ increase in cash and cash equivalents	(1,208,873)	544,346
Cash and cash equivalents – beginning of year	1,932,290	1,061,179
Cash and cash equivalents – end of period	$723,417	$1,605,525
Supplemental disclosures of cash flow information:
Changes in unrealized loss on available-for-sale securities in OCI	$3,544	$(78,582)
Cash paid for interest	12,509	3,171
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

Discontinued Operations: Having met the criteria for “held for sale,” we have reflected amounts relating to Bright HealthCare, comprised of the California Medicare Advantage business, as a disposal group classified as held for sale and included as part of discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell and included as current assets on the Company’s condensed consolidated balance sheet. Assets classified as held for sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held for sale and other related expenses continue to be accrued. Bright HealthCare is no longer included in the segment reporting following the reclassification to discontinued operations. Refer to Note 15 for further discussion of our discontinued operations inclusive of Bright HealthCare and Bright HealthCare - Commercial.

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

The Company has a history of operating losses, and we generated a net loss of $805.2 million for the nine months ended September 30, 2023. Additionally, the Company experienced negative operating cash flows primarily related to our discontinued Bright HealthCare – Commercial segment for the nine months ended September 30, 2023, requiring additional cash to be infused to satisfy statutory capital requirements. The Company settled in cash $1.5 billion of 2022 related risk adjustment obligations in September 2023, and entered into repayment agreements for an aggregate amount of $380 million with the Centers for Medicare & Medicaid Services’ (“CMS”) with respect to the unpaid amount of risk adjustment obligations. The amount owing under the repayment agreements is due 18 months from September 15, 2023 and bears interest at a rate of 11.5% per annum. The Company intends to use a portion of the proceeds from the pending sale of its California Medicare Advantage business to pay certain remaining amounts due under the repayment agreements. The Company’s IFP discontinued

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
operations will also continue to experience negative cash flows through the fourth quarter of 2023 as it pays out the remaining inventory of medical claims.

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

In connection with the New Credit Agreement, on August 4, 2023, the Company and the Lenders entered into a warrantholders agreement setting forth the rights and obligations of the Company and the Lenders as holders (in such capacity, the “Holders”) of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share (the “Warrants”), and providing for the issuance of the Warrants to purchase up to 1,656,789 shares of Common Stock.

On October 2, 2023, the Company, NEA, as the existing lender (the “Existing Lender”), and California State Teachers’ Retirement System, as an incremental lender (the “New Lender”), entered into Incremental Amendment No. 1 (“Incremental Amendment No. 1”) to the New Credit Agreement (as amended by Incremental Amendment No. 1, the “Amended Credit Agreement”) to provide for a term loan commitment increase in an aggregate principal amount of $6.4 million (the “Commitment Increase”) by the New Lender under the Amended Credit Agreement. Loans under the Commitment Increase will have the same terms as loans under the original term loan commitments provided by the Existing Lender.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with Incremental Amendment No. 1, on October 2, 2023, the Company and the New Lender entered into a warrantholders agreement setting forth the rights and obligations of the Company and the New Lender as a holder of Warrants, and providing for the issuance of the Warrants to purchase up to 176,724 shares of Common Stock. The fair value of the warrants is recognized as a liability on the condensed consolidated balance sheets as of the reporting period. See Note 6, Common Stock Warrants for more information.

Any future non-compliance with the covenants under the Credit Agreement or the Fourth Waiver, or termination of our agreement to sell our Medicare Advantage business in California to Molina Healthcare, Inc. (“the Molina Purchase Agreement”), may result in the obligations under the Credit Agreement being accelerated.

Based on our projected cash flows and absent any other action, the Company may not meet certain covenants under the Credit Agreement, the Fourth Waiver or the New Credit Agreement, which may result in the obligations under the Credit Agreement and New Credit Agreement being accelerated. The Company will require additional liquidity to meet its obligations as they come due in the 12 months following the date the condensed consolidated financial statements contained in this Quarterly Report are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management has implemented a restructuring plan to reduce capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. The Company’s Bright HealthCare - Commercial business exited the ACA marketplace at the end of the 2022 plan year. In addition to our market exits, management is in the process of executing upon additional restructuring activities, which include reducing our workforce, exiting excess office space, and terminating or restructuring contracts. The Company closed on a $175.0 million capital raise in October 2022 to fund our continuing operations as further described in Note 8, Redeemable Convertible Preferred Stock. On June 30, 2023, the Company entered into the Molina Purchase Agreement to sell its California Medicare Advantage business, which consists of Brand New Day and Central Health Plan, for total purchase consideration of $600.0 million, subject to regulatory approval and other closing conditions. The closing of this transaction is expected to occur by the first quarter of 2024. Further, as described above, the Company entered into the New Credit Agreement on August 4, 2023, and borrowed a total of $50.0 million as of September 30, 2023. Subsequent to September 30, 2023 we borrowed an additional $8.2 million under the Amended Credit Agreement.

In the event the Company is unable to execute the sale of the California Medicare Advantage business, obtain additional financing or take other management actions, among other potential consequences, the Company forecasts we will be unable to satisfy our obligations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Costs: Our operating costs, by functional classification for the three and nine months ended September 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Compensation and fringe benefits	$45,685	$59,432	$146,722	$184,440
Professional fees	15,126	11,455	34,745	27,200
Marketing and selling expenses	258	313	1,462	2,583
General and administrative expenses	5,129	5,847	19,719	19,764
Other operating expenses	6,334	8,519	19,049	27,364
Total operating costs	$72,532	$85,566	$221,697	$261,351

Recently Issued and Adopted Accounting Pronouncements: There are no accounting pronouncements that were recently issued and not yet adopted or adopted since our audited consolidated financial statements were issued that had, or are expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

Correction of prior period financial statements: As previously reported, subsequent to the issuance of the condensed consolidated financial statements for the three and nine month period ended September 30, 2022, we identified an error in the accounting for gross versus net revenue recognition conclusion from certain value-based care arrangements, impacting continuing operations, and an error in the data used to account for our Risk Adjustment Factor-related (“RAF”) premiums and medical costs, impacting discontinued operations. As a result of the gross versus net revenue recognition error, capitated revenue and medical costs of continuing operations have been reduced by $44.5 million and $157.7 million for the three and nine months ended September 30, 2022, respectively. As a result of the RAF data error, loss from discontinued operations and net loss increased by $10.8 million for the three and nine month period ended September 30, 2022. As of September 30, 2022 there were corresponding decreases of $17.9 million in current assets of discontinued operations and $7.2 million in current liabilities of discontinued operations on the condensed consolidated balance sheets. The impact on net loss, current assets of discontinued operations and current liabilities of discontinued operations had corresponding impacts on condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of changes in redeemable preferred stock and shareholders’ equity (deficit) and condensed consolidated statements of cash flows.

The Company determined that the correction of these errors was not material to the condensed consolidated financial statements.

NOTE 2. RESTRUCTURING CHARGES

In October 2022, we announced our decision to further focus our business on our Fully Aligned Care Model, our Care Delivery and Care Solutions segments, and that we will no longer offer commercial plans through Bright HealthCare, or Medicare Advantage products outside of California in 2023. As a result of these strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

Restructuring charges by reportable segment and corporate for the periods ended September 30 were as follows (in thousands):

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2023
	Care Delivery	Care Solutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$5,153	$5,153
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	130	—	(2)	128
Total continuing operations	$130	$—	$5,151	$5,281

	Three Months Ended September 30, 2022
	Care Delivery	Care Solutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$(30)	$(30)
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	35	35
Total continuing operations	$—	$—	$5	$5

	Nine Months Ended September 30, 2023
	Care Delivery	Care Solutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$5,774	$5,774
Long-lived asset impairments	—	—	880	880
Contract termination and other costs	130	—	83	213
Total continuing operations	$130	$—	$6,737	$6,867

	Nine Months Ended September 30, 2022
	Care Delivery	Care Solutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$8,671	$8,671
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	991	991
Total continuing operations	$—	$—	$9,662	$9,662

The $0.9 million of long-lived asset impairments is the result of a lease abandonment for one of our corporate office locations during the nine months ended September 30, 2023.

Restructuring accrual activity recorded by major type for the nine months ended September 30, 2023 were as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2023	$24,077	$—	$24,077
Charges	5,774	213	5,987
Cash payments	(19,385)	(213)	(19,598)
Balance at September 30, 2023	$10,466	$—	$10,466

Employee termination benefits are recorded within Other current liabilities while contract termination costs are recorded within Accounts payable.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Care Delivery	$401,385	$401,385	$401,385	$—
Total	$401,385	$401,385	$401,385	$—

For the periods ended September 30, 2023 and December 31, 2022, Care Solutions had no assigned goodwill. Due to the decline in our stock price and market capitalization, we fully impaired the Care Delivery assigned goodwill during the period ended September 30, 2023. We estimated the fair values of the reporting units using a combination of discounted cash flows and comparable market multiples, which include assumptions about a wide variety of internal and external factors.

The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$80,021	$24,038	$80,021	$17,655
Trade names	48,361	8,194	48,361	5,776
Total	$128,382	$32,232	$128,382	$23,431

For the three and nine months ended September 30, 2023, there were no impairments of the definite-lived intangible assets. For the three and nine months ended September 30, 2022, we recognized $42.6 million of impairment expense of definite-lived intangible assets.

We are continuously evaluating factors that affect the fair values of our reporting units including our market capitalization, macroeconomic trends and other events and uncertainties. Negative trends in these factors could result in a non-cash charge for impairment to intangible assets in a future period.

Amortization expense relating to intangible assets for the three months ended September 30, 2023 and 2022 was $2.9 million and $6.2 million, respectively and amortization expense for the nine months ended September 30, 2023 and 2022 was $8.8 million and $18.6 million, respectively. Estimated amortization expense relating to intangible assets for the remainder of 2023 and for each of the next five full years ending December 31 is as follows (in thousands):

2023 (October-December)	$2,912
2024	$11,574
2025	$11,574
2026	$11,574
2027	$11,574
2028	$10,295

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4. MEDICAL COSTS PAYABLE

The following table shows the components of the change in medical costs payable for the nine months ended September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Medical costs payable - January 1	$116,021	$6,764
Incurred related to:
Current year	737,306	645,398
Prior year	912	(2,690)
Total incurred	738,218	642,708
Paid related to:
Current year	584,240	535,154
Prior year	100,221	4,076
Total paid	684,461	539,230

Medical costs payable - September 30	$169,778	$110,242

Medical costs payable attributable to prior years increased by $0.9 million and decreased by $2.7 million for the nine months ended September 30, 2023 and 2022, respectively. Medical costs payable estimates are adjusted as additional information regarding claims becomes known; there were no significant changes to estimation methodologies during the periods.

The table below details the components making up the medical costs payable as of September 30 (in thousands):

	September 30,
	2023	2022
Claims unpaid	$—	$602
Provider incentive payable	20,288	5,375
Claims adjustment expense liability	—	—
Incurred but not reported (IBNR)	149,490	104,265
Total medical costs payable	$169,778	$110,242

Medical costs payable are primarily related to the current year.

NOTE 5. SHORT-TERM BORROWINGS

We have a $350.0 million revolving credit agreement with a syndicate of banks (the “Credit Agreement”), which matures on February 28, 2024. As of September 30, 2023 and December 31, 2022 we had $303.9 million borrowed under the Credit Agreement at a weighted-average effective annual interest rate of 10.42%, which remains outstanding as of September 30, 2023. Refer to Note 10, Commitments and Contingencies for more information on the undrawn letters of credit of $30.7 million under the Credit Agreement, which reduce the amount available to borrow.

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

On August 4, 2023, we entered into the New Credit Agreement, a $60.0 million credit agreement with NEA, which matures on December 31, 2025. As of September 30, 2023, we had $50.0 million borrowed under the New Credit Agreement at a weighted-average effective interest rate of 15.00%, which remains outstanding as of September 30, 2023.

On October 2, 2023, the Company, the Existing Lender, and the New Lender, entered into Incremental Amendment No. 1 to the New Credit Agreement (as amended by Incremental Amendment No. 1, the “Amended Credit Agreement”) to provide for a term loan commitment increase in an aggregate principal amount of $6.4 million (the “Commitment Increase”) by the New Lender under the Amended Credit Agreement. Loans under the Commitment Increase will have the same terms as loans under the original term loan commitments provided by the Existing Lender.

In connection with the New Credit Agreement, on August 4, 2023, the Company and the Lenders entered into a warrantholders agreement setting forth the rights and obligations of the Company and the Lenders as holders (in such capacity, the “Holders”) of Warrants and providing for the issuance of the Warrants. In connection with Incremental Amendment No. 1, on October 2, 2023, the Company and the New Lender entered into a warrantholders agreement setting forth the rights and obligations of the Company and the New Lender as a holder of Warrants, and providing for the issuance of the Warrants. See Note 6, Common Stock Warrants for additional information.

NOTE 6. COMMON STOCK WARRANTS

On August 4, 2023, we entered into a warrantholders agreement (the “NEA Warrantholders Agreement”) with NEA 18 Venture Growth Equity, L.P. and the lenders from time to time party thereto, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. We established a warrant liability of $25.1 million on this date, representing the 1.7 million warrants available to be issued under the NEA Warrantholders Agreement at a fair market value of $15.12 (closing share price on August 4th, 2023 minus the $0.01 exercise price); the warrant liability is reported within Other current liabilities. The warrants do not contain any exercise contingencies and expire on the fifth anniversary of the first closing date.

We account for our common stock warrants at the time of inception as derivatives, utilizing ASC 815, by recording a liability equal to the warrants’ fair market value that is marked to market at the end of each period. Per the terms of the NEA Warrantholders Agreement, the market value is calculated as the ending stock price less the $0.01 exercise price. As we draw on the available funds, warrants are issued; warrants will remain classified as a liability and be fair valued each period until they

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
are exercised by the warrantholder. Upon exercise, we relieve the associated liability into additional paid in capital at the fair value of the warrants on the date of exercise, classifying the exercised warrants as equity.

Fair Value
Balance at January 1, 2023	$—
Newly executed Warrantholders Agreement	25,051
Change in fair value of outstanding warrants	(15,177)
Balance at September 30, 2023	$9,874

During the three and nine months ended September 30, 2023, we drew $50.0 million on the New Credit Agreement, and issued a total of 1.4 million warrants. As of September 30, 2023 no issued warrants have been exercised and 0.3 million warrants remain available to be issued under the Warrantholders Agreement. For the three and nine months ended September 30, 2023, Warrant expense was $9.9 million. There was no equivalent liability and activity for the three and nine month period ended September 30, 2022.

On October 2, 2023, the Company and the New Lender entered into a warrantholders agreement setting forth the rights and obligations of the Company and the New Lender as a holder of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of the warrants. As of September 30, 2023, no warrant liability has been established applicable to this agreement.

The Company classifies its warrant liability as Level 2 fair value because they are valued using observable, unadjusted quoted prices in active markets. See Note 15, Discontinued Operations for the full definition of Level 1, Level 2, and Level 3 fair values.

NOTE 7. SHARE-BASED COMPENSATION

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

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. There are 1.7 million shares of common stock authorized for issuance under the 2021 Incentive Plan. As of September 30, 2023, a total of 0.3 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

We recognized share-based compensation expense of $65.6 million and $77.3 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

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

There were no options granted during the nine months ended September 30, 2023.

The activity for stock options for the nine months ended September 30, 2023 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	804	$145.60	6.7	$6,560
Granted	—	—
Exercised	—	—
Forfeited	(44)	184.78
Expired	(87)	161.80
Outstanding at September 30, 2023	673	$140.83	5.2	$225

We recognized share-based compensation expense related to stock options of $27.4 million for the nine months ended September 30, 2023, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At September 30, 2023, there was $37.0 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period, except for Board of Director grants which generally vest one year from the date of grant. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the nine months ended September 30, 2023 (in thousands, except weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	470	$189.88
Granted	964	32.24
Vested	(103)	134.88
Forfeited	(275)	111.65
Unvested RSUs at September 30, 2023	1,056	$71.42

We recognized share-based compensation expense related to RSUs of $20.8 million for the nine months ended September 30, 2023, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of September 30,

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2023, there was $36.8 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table summarizes PSU award activity for the nine months ended September 30, 2023 (in thousands, except weighted average grant date fair value):

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2022	131	$744.00
Granted	—	—
Forfeited	—	—
Unvested PSUs at September 30, 2023	131	$744.00

We recognized share-based compensation expense related to PSUs of $17.4 million for the nine months ended September 30, 2023, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At September 30, 2023, there was $18.6 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of 0.7 years.

NOTE 8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On January 3, 2022, we issued 750,000 shares of Series A Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $750.0 million, or $1,000 per share.

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $67.7 million and $37.9 million as of September 30, 2023 and December 31, 2022, respectively.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $364.00 per share and approximately $292.30 per share subsequent to the issuance of warrants during the quarter ended September 30, 2023) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after January 3, 2025, if the closing price per share of Common Stock on the New York Stock Exchange was greater than 175% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the relevant

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
number of shares of common stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

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

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by compounded dividends. Holders of the Series B Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series B Preferred Stock had accrued compounded dividends of $8.5 million and $1.8 million as of September 30, 2023 and December 31, 2022, respectively.

The Series B Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series B Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $113.60 per share and approximately $101.85 per share subsequent to the issuance of warrants during the quarter ended September 30, 2023) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after October 17, 2025, if the closing price per share of common stock on the NYSE was greater than 287% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series B Preferred Stock into the relevant number of shares of

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
common stock, the Company may elect to convert all of the Series B Preferred Stock into the relevant number of shares of common stock.

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

NOTE 9. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30 (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss from continuing operations, net noncontrolling interests and accrued preferred stock dividends	$(578,514)	$(160,625)	$(717,946)	$(413,305)
Loss from discontinued operations	(67,843)	(165,899)	(240,321)	(401,518)
Net loss attributable to Bright Health Group, Inc. common shareholders	$(646,357)	$(326,524)	$(958,267)	$(814,823)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	7,977	7,871	7,945	7,865
Basic and diluted loss per share attributable to Bright Health Group, Inc. common shareholders
Continuing operations	$(72.52)	$(20.41)	$(90.36)	$(52.55)
Discontinued operations	$(8.51)	$(21.07)	$(30.25)	$(51.05)
Net loss per share attributable to common stockholders, basic and diluted	$(81.03)	$(41.48)	$(120.61)	$(103.60)

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the nine months ended September 30 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Redeemable convertible preferred stock (as converted to common stock)	4,599	2,112
Issued and outstanding common stock warrants	1,381	—
Stock options to purchase common stock	673	853
Restricted stock units	1,056	458
Total	7,709	3,423

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

Based on our assessment of the facts underlying the claims and the degree to which we intend to defend the Company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated. We have not accrued for any potential loss as of September 30, 2023 and December 31, 2022 for these actions.

Other commitments: As of September 30, 2023, we had $30.7 million outstanding, undrawn letters of credit under the Credit Agreement.

NOTE 11. SEGMENTS AND GEOGRAPHIC INFORMATION

Factors used to determine our reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate its results of operations. We have identified two operating segments within our continuing operations based on our primary product and service offerings: Care Delivery and Care Solutions. The Care Delivery and Care Solutions segments were new starting in the second quarter of 2023 and were formerly reported together within the aggregated Consumer Care segment. The updates to our reportable segments conform with the Company’s CODM’s view of our ongoing operations.

Care Delivery and Care Solutions, which make up our value-driven Consumer Care business that manages risk in partnership with external payors, aim to significantly reduce the friction and current lack of coordination between payors by delivering on our Fully Aligned Care Model with multiple payors. The following is a description of the types of products and services from which the two reportable segments of our continuing operations derive their revenues:

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Care Delivery: Provides care services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk. As of September 30, 2023, Care Delivery provides virtual and in-person clinical care through its 72 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, our Care Delivery segment serves approximately 330,000 consumers. Care Delivery customers include external payors, third party administrators, affiliated providers and direct-to-government programs.

Care Solutions: Our provider enablement business that facilitates care coordination activities through the use of population health tools including technology, data analytics, care and utilization management, and clinical solutions and care teams to support patients. As of September 30, 2023, Care Solutions has approximately 62,000 members attributed to its REACH ACO’s.

The Company’s accounting policies for reportable segment operations are consistent with those described in Note 2, Summary of Significant Accounting Policies, in our 2022 Form 10-K. We utilize operating income (loss) before income taxes as the profitability metric for our reportable segments.

The following tables present the reportable segment financial information for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Three Months Ended September 30, 2023	Care Delivery	Care Solutions	Corporate & Eliminations	Consolidated
Capitated revenue	$60,371	$—	$—	$60,371
ACO REACH revenue	—	200,044	—	200,044
Service revenue	8,245	733	—	8,978
Investment income	—	—	6	6
Total unaffiliated revenue	68,616	200,777	6	269,399
Affiliated revenue	(1,482)	—	1,482	—
Total segment revenue	67,134	200,777	1,488	269,399
Operating loss	(390,761)	(29,355)	(42,659)	(462,775)
Depreciation and amortization	3,160	—	957	4,117
Bad debt expense	8	22,413	—	22,421
Restructuring charges	130	—	5,151	5,281
Goodwill impairment	401,385	—	—	401,385

Three Months Ended September 30, 2022	Care Delivery	Care Solutions	Corporate & Eliminations	Consolidated
Capitated revenue	$33,006	$—	$—	$33,006
ACO REACH revenue	—	145,433	—	145,433
Service revenue	10,050	26	—	10,076
Investment income (loss)	—	—	4,848	4,848
Total unaffiliated revenue	43,056	145,459	4,848	193,363
Affiliated revenue	257,707	—	(257,707)	—
Total segment revenue	300,763	145,459	(252,859)	193,363
Operating income (loss)	(42,627)	(3,115)	(50,185)	(95,927)
Depreciation and amortization	6,374	—	2,573	8,947
Bad debt expense	4	—	7	11
Restructuring charges	—	—	5	5
Intangible assets impairment	42,611	—	—	42,611

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30, 2023	Care Delivery	Care Solutions	Corporate & Eliminations	Consolidated
Capitated revenue	$159,683	$—	$—	$159,683
ACO REACH revenue	—	676,845	—	676,845
Service revenue	29,711	1,676	—	31,387
Investment income (loss)	—	—	16	16
Total unaffiliated revenue	189,394	678,521	16	867,931
Affiliated revenue	6,487	—	(6,487)	—
Total segment revenue	195,881	678,521	(6,471)	867,931
Operating income (loss)	(373,094)	(27,868)	(130,099)	(531,061)
Depreciation and amortization	9,470	—	4,801	14,271
Bad debt expense	639	22,415	—	23,054
Restructuring charges	130	—	6,737	6,867
Goodwill impairment	401,385	—	—	401,385

Nine Months Ended September 30, 2022	Care Delivery	Care Solutions	Corporate & Eliminations	Consolidated
Capitated revenue	$79,295	$—	$—	$79,295
ACO REACH revenue	—	465,435	—	465,435
Service revenue	30,960	78	—	31,038
Investment income (loss)	—	—	(52,301)	(52,301)
Total unaffiliated revenue	110,255	465,513	(52,301)	523,467
Affiliated revenue	830,098	—	(830,098)	—
Total segment revenue	940,353	465,513	(882,399)	523,467
Operating income (loss)	(65,376)	1,874	(214,348)	(277,850)
Depreciation and amortization	19,119	—	6,164	25,283
Bad debt expense	4	—	7	11
Restructuring charges	—	—	9,662	9,662
Intangible assets impairment	42,611	—	—	42,611

For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. We do not include asset information by reportable segment in the reporting provided to the CODM.

NOTE 12. INCOME TAXES

Income tax was a benefit of $3.4 million and an expense $3.4 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, income tax was a benefit of $3.0 million and an expense of $16.3 million, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three and nine months ended September 30, 2023, the benefit largely relates to the removal of the accrued amortization of originating goodwill from asset acquisitions due to goodwill impairment and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. For the three and nine months ended September 30, 2022, the expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended September 30, 2023. Such objective

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2023 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NOTE 13. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests in our subsidiaries whose redemption is outside of our control are classified as temporary equity. The following table provides details of our redeemable noncontrolling interest activity for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Balance at January 1	$219,758	$128,407
Earnings attributable to noncontrolling interest	1,421	(2,681)
Distribution to noncontrolling interest holders	(1,805)	—
Measurement adjustment	4,129	17,285
Balance at March 31	$223,503	$143,011
Earnings attributable to noncontrolling interest	3,139	3,625
Distribution to noncontrolling interest holders	(3,147)	(1,894)
Measurement adjustment	21,066	19,712
Balance at June 30	$244,561	$164,454
Earnings attributable to noncontrolling interest	3,211	30,765
Distribution to noncontrolling interest holders	(4,045)	(138)
Measurement adjustment	83,536	15,945
Balance at September 30	$327,263	$211,026

NOTE 14. ACO REACH

We participate in the CMS ACO REACH Model with three REACH ACOs participating through the global risk arrangement and assuming full risk for the total cost of care of aligned beneficiaries. As part of our participation in the ACO REACH Model, we are guaranteeing the performance of our care network of participating and preferred providers. The intention of the ACO REACH Model is to enhance the quality of care for Medicare FFS beneficiaries while reducing the administrative burden, supporting a focus on complex, chronically ill patients, and encouraging physician organizations that have not typically participated in Medicare FFS programs to serve Medicare FFS beneficiaries.

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

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Performance Guarantees

Through our participation in the ACO REACH Model, we determined that our arrangements with the providers of our REACH ACO beneficiaries require us to guarantee their performance to CMS. At the beginning of the performance year, we recognized the ACO REACH estimated performance year obligation and receivable for the duration of the performance year. This receivable and obligation are measured at an amount equivalent to the estimated Performance Year Benchmark per CMS that is representative of the expected Medicare expenditures for beneficiaries aligned to our REACH ACOs. As we fulfill our obligation, we amortize the guarantee on a straight-line basis for the amount that represents the completed portion of the performance obligation. The receivable is reduced as we receive payments from CMS for in-network claims or receive CMS reporting detailing out-of-network claims paid by CMS on behalf of our aligned beneficiaries. At the end of each reporting period, we estimate both in-network claims and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not yet reported and record a reserve for the estimated amount which is included in medical costs payable on the Condensed Consolidated Balance Sheets. For each performance year, the final consideration due to the REACH ACOs by CMS (shared savings) or the consideration due to CMS by the REACH ACOs (shared loss) is reconciled in the year following the performance year. On a periodic basis CMS adjusts the estimated Performance Year Benchmark based upon revised trend assumptions and changes in attributed membership. CMS will also estimate the shared savings or loss for the REACH ACO on a quarterly basis based upon the estimated Performance Year Benchmark, changes to membership, payments made to the REACH ACO for in-network claims, out-of-network claims paid on behalf of the REACH ACO and various other assumptions including incurred but not reported reserves. The estimated Performance Year Benchmark is our best estimate of our obligation as we are unable to estimate the potential shared savings or loss due to the “stop-loss arrangement”, risk corridor components of the agreement, and a number of variables including but not limited to risk ratings and benchmark trends that could have an inestimable impact on estimated future payments.

The tables below include the financial statement impacts of the performance guarantee at September 30, 2023 and for the three and nine-month period then ended (in thousands):

	September 30, 2023	December 31, 2022
ACO REACH performance year receivable(1)	$350,478	$99,181
ACO REACH performance year obligation	224,908	—

(1)     We estimate there to be $141.2 million and $0.6 million in-network and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not reported as of September 30, 2023 and December 31, 2022, respectively; this is included in medical costs payable on the Condensed Consolidated Balance Sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of ACO REACH performance year receivable(1)	$223,363	$153,868	$648,334	$385,804
Amortization of ACO REACH performance year obligation	200,024	151,281	674,724	498,482
ACO REACH revenue	200,044	145,433	676,845	465,435

(1)     The amortization of the ACO REACH performance year receivable includes $99.2 million related to the amortization of the prior year receivable.

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 15. DISCONTINUED OPERATIONS

In April 2023, we announced that we were exploring strategic alternatives for our California Medicare Advantage business, the Bright HealthCare reporting segment, with the focus on a potential sale. At that time, we met the criteria for “held for sale,” in accordance with ASC 205-20. This represents a strategic shift that will have a material impact on our business and financial results. As such, we have reflected amounts relating to Bright HealthCare as a disposal group as part of discontinued operations. On June 30, 2023, the Company entered into a definitive agreement with Molina Healthcare, Inc. to sell its California Medicare Advantage business, which consists of Brand New Day and Central Health Plan, for total purchase consideration of $600.0 million, subject to regulatory approval and other closing conditions. The closing of this transaction is expected to occur by early 2024.

In October 2022, we announced that we will no longer offer commercial plans through our Bright HealthCare - Commercial segment in 2023. As a result, we exited the Commercial marketplace effective December 31, 2022. We determined this exit represented a strategic shift that will have a material impact on our business and financial results that requires presentation as discontinued operations.

While we are no longer offering plans in the Commercial marketplace as of December 31, 2022, we will continue to have involvement in the states where we formerly operated in as we support run out activities of medical claims incurred in the 2022 plan year and perform other activities necessary to wind down our operations in each state, including making substantial payments of 2022 risk adjustment payable liabilities during the third quarter of 2023. We expect to be substantially complete with medical claim payments by the end of 2023 and we will continue to make payments towards the remaining risk adjustment obligations through 2024 and early 2025.

Our discontinued operations are also inclusive of our DocSquad business that was sold in March 2023; this is presented within the column labeled Other in the tables below.

The discontinued operations presentation has been retrospectively applied to all prior periods presented.

The financial results of discontinued operations by major line item for the periods ended September 30 were as follows (in thousands):

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended September 30, 2023	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$(2,237)	$439,267	$—	$437,030
Service revenue	—	—	—	—
Investment income	19,923	39	—	19,962
Total revenue from discontinued operations	17,686	439,306	—	456,992
Operating expenses:
Medical costs	53,331	399,492	—	452,823
Operating costs	15,873	54,022	106	70,001
Depreciation and amortization	—	—	—	—
Total operating expenses from discontinued operations	69,204	453,514	106	522,824
Operating loss from discontinued operations	(51,518)	(14,208)	(106)	(65,832)
Interest expense	(2,011)	—	—	(2,011)
Loss from discontinued operations before income taxes	(53,529)	(14,208)	(106)	(67,843)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(53,529)	$(14,208)	$(106)	$(67,843)

Three Months Ended September 30, 2022	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$992,661	$374,861	$—	$1,367,522
Service revenue	38	—	2,001	2,039
Investment income	6,849	36	—	6,885
Total revenue from discontinued operations	999,548	374,897	2,001	1,376,446
Operating expenses:
Medical costs	913,574	340,685	—	1,254,259
Operating costs	157,918	49,297	3,389	210,604
Goodwill impairment	4,148	70,017	—	74,165
Depreciation and amortization	—	4,417	539	4,956
Total operating expenses from discontinued operations	1,075,640	464,416	3,928	1,543,984
Operating loss from discontinued operations	(76,092)	(89,519)	(1,927)	(167,538)
Interest expense	—	—	—	—
Loss from discontinued operations before income taxes	(76,092)	(89,519)	(1,927)	(167,538)
Income tax expense (benefit)	(1)	(1,649)	11	(1,639)
Net loss from discontinued operations	$(76,091)	$(87,870)	$(1,938)	$(165,899)

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30, 2023	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$(16,824)	$1,336,116	$—	$1,319,292
Service revenue	30	—	2,383	2,413
Investment income	61,934	477	—	62,411
Total revenue from discontinued operations	45,140	1,336,593	2,383	1,384,116
Operating expenses:
Medical costs	113,933	1,228,331	—	1,342,264
Operating costs	107,166	164,652	2,472	274,290
Depreciation and amortization	—	5,872	—	5,872
Total operating expenses from discontinued operations	221,099	1,398,855	2,472	1,622,426
Operating loss from discontinued operations	(175,959)	(62,262)	(89)	(238,310)
Interest expense	(2,011)	—	—	(2,011)
Loss from discontinued operations before income taxes	(177,970)	(62,262)	(89)	(240,321)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(177,970)	$(62,262)	$(89)	$(240,321)

Nine Months Ended September 30, 2022	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$3,134,624	$1,191,233	$—	$4,325,857
Service revenue	108	—	6,243	6,351
Investment income	13,099	83	—	13,182
Other income	—	—	799	799
Total revenue from discontinued operations	3,147,831	1,191,316	7,042	4,346,189
Operating expenses:
Medical costs	2,717,841	1,095,455	—	3,813,296
Operating costs	702,296	132,799	11,921	847,016
Goodwill impairment	4,148	70,017	—	74,165
Intangible assets impairment	6,720	—	—	6,720
Depreciation and amortization	145	13,292	1,453	14,890
Total operating expenses from discontinued operations	3,431,150	1,311,563	13,374	4,756,087
Operating loss from discontinued operations	(283,319)	(120,247)	(6,332)	(409,898)
Interest expense	—	—	—	—
Loss from discontinued operations before income taxes	(283,319)	(120,247)	(6,332)	(409,898)
Income tax expense (benefit)	(3)	(8,390)	13	(8,380)
Net loss from discontinued operations	$(283,316)	$(111,857)	$(6,345)	$(401,518)

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents cash flows from operating and investing activities for discontinued operations for the nine months ended September 30, 2023 (in thousands):

Cash used in operating activities - discontinued operations	(2,310,771)
Cash provided by investing activities - discontinued operations	1,145,441

Assets and liabilities of discontinued operations were as follows (in thousands):

	September 30, 2023
	Bright HealthCare - Commercial	Bright HealthCare	Total
Assets
Current assets:
Cash and cash equivalents	$279,198	$330,789	$609,987
Short-term investments	9,948	676	10,624
Accounts receivable, net of allowance	1,792	77,670	79,462
Prepaids and other current assets	18,455	132,544	150,999
Property, equipment and capitalized software, net	—	19,948	19,948
Goodwill	—	358,693	358,693
Intangible assets, net	—	138,981	138,981
Current assets of discontinued operations	309,393	1,059,301	1,368,694
Total assets of discontinued operations	$309,393	$1,059,301	$1,368,694
Liabilities
Current liabilities:
Medical costs payable	$49,462	$268,271	$317,733
Accounts payable	26,879	6,807	33,686
Risk adjustment payable	402,354	—	402,354
Unearned revenue	—	137,733	137,733
Other current liabilities	18,981	64,015	82,996
Current liabilities of discontinued operations	497,676	476,826	974,502
Total liabilities of discontinued operations	$497,676	$476,826	$974,502

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

Goodwill: Due to the decline in our stock price and market capitalization, we performed an interim goodwill impairment analysis for the period ended September 30, 2023. We estimated the fair value of the Bright HealthCare reporting units by using

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the Molina purchase price as an approximate fair value; as a result we determined that no impairment of the goodwill assigned to the Bright HealthCare reporting unit was necessary.

Restructuring Charges: As a result of the strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

There were no restructuring charges for the three and nine months ended September 30, 2022. Restructuring charges within our discontinued operations for the three and nine months ended September 30, 2023 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Employee termination benefits	$451	$3,628
Long-lived asset impairments	—	7,429
Contract termination and other costs	12	(977)
Total discontinued operations restructuring charges	$463	$10,080

Restructuring accrual activity recorded by major type for the nine months ended September 30, 2023 was as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2023	$16,053	$29,053	$45,106
Charges	3,628	(977)	2,651
Cash payments	(15,001)	(3,213)	(18,214)
Balance at September 30, 2023	$4,680	$24,863	$29,543

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employee termination benefits are recorded within Other current liabilities of discontinued operations while contract termination costs are recorded within Accounts payable of discontinued operations.

Fixed Maturity Securities: Available-for-sale securities within our discontinued operations are reported at fair value as of September 30, 2023 and December 31, 2022. Held-to-maturity securities are reported at amortized cost as of September 30, 2023 and December 31, 2022. The following is a summary of our investment securities (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$90,952	$—	$—	$90,952
Available for sale:
U.S. government and agency obligations	1,940	—	(116)	1,824
Corporate obligations	874	—	(16)	858
Mortgage backed securities	1,553	—	(150)	1,403
Total available-for-sale securities	4,367	—	(282)	4,085
Held to maturity:
U.S. government and agency obligations	6,305	—	(84)	6,221
Certificates of deposit	318	—	—	318
Total held-to-maturity securities	6,623	—	(84)	6,539
Total investments	$101,942	$—	$(366)	$101,576

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$963,062	$32	$—	$963,094
Available for sale:
U.S. government and agency obligations	372,244	1	(3,239)	369,006
Corporate obligations	520,619	521	(714)	520,426
State and municipal obligations	10,308	—	(96)	10,212
Certificates of deposit	12,012	—	(2)	12,010
Mortgage-backed securities	154,167	46	(156)	154,057
Asset backed securities	59,289	—	—	59,289
Other	386	—	(14)	372
Total available-for-sale securities	1,129,025	568	(4,221)	1,125,372
Held to maturity:
U.S. government and agency obligations	6,622	—	(158)	6,464
Certificates of deposit	1,936	—	—	1,936
Total held-to-maturity securities	8,558	—	(158)	8,400
Total investments	$2,100,645	$600	$(4,379)	$2,096,866

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

As of September 30, 2023, investments and cash equivalents within our discontinued operations were comprised of $78.7 million and $22.9 million with fair value measurements of Level 1 and Level 2, respectively. As of December 31, 2022, the investments and cash equivalents within our discontinued operations were comprised of $1.3 billion and $826.0 million with fair value measurements of Level 1 and Level 2, respectively.

Medical Costs Payable: The table below details the components making up the medical costs payable within current liabilities of discontinued operations (in thousands):

	Bright HealthCare - Commercial		Bright HealthCare
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Claims unpaid	$18,668	$24,029	$53,604	$48,989
Provider incentive payable	310	4,347	41,882	36,302
Claims adjustment expense liability	5,438	13,796	4,820	5,732
Incurred but not reported (IBNR)	25,046	552,285	167,965	179,505
Total medical costs payable of discontinued operations	$49,462	$594,457	$268,271	$270,528

Bright Health Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table shows the components of the change in medical costs payable for the nine months ended September 30 (in thousands):

	Bright Health Care
	2023	2022
Medical costs payable - January 1	$290,296	$240,854
Incurred related to:
Current year	1,200,160	1,102,586
Prior year	26,195	3,296
Total incurred	1,226,355	1,105,882
Paid related to:
Current year	962,131	849,253
Prior year	286,249	226,955
Total paid	1,248,380	1,076,208
Medical costs payable - September 30	$268,271	$270,528

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

Our insurance subsidiaries in Colorado, Florida, Illinois and Texas entered into repayment agreements with CMS with respect to the unpaid amount of their risk adjustment obligations for an aggregate amount of $380 million (the "Repayment Agreements"). The amount owing under the Repayment Agreements is due 18 months from September 15, 2023 (the date the first installment payment was made under the Repayment Agreements) and bears interest at a rate of 11.5% per annum. In late September 2023 we received additional RADV invoices from CMS relating to the 2021 plan year in the amount of $22.6 million; these invoices were subsequently paid in full in October 2023.

Restricted Capital and Surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. For the period ended September 30, 2023, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities.

NOTE 16. SUBSEQUENT EVENTS

On October 2, 2023, the Company, the existing lender, and the New Lender, entered into Incremental Amendment No. 1 to provide for the Commitment Increase by the New Lender under the Amended Credit Agreement. Loans under the Commitment Increase will have the same terms as loans under the original term loan commitments provided by the Existing Lender.

In connection with Incremental Amendment No. 1, on October 2, 2023, the Company and the New Lender entered into a warrantholders agreement setting forth the rights and obligations of the Company and the New Lender as a holder of Warrants, and providing for the issuance of the Warrants to purchase up to 176,724 shares of Common Stock. See Note 5, Short-Term Borrowings, for additional information regarding the New Credit Agreement, Incremental Amendment No.1 and the Warrantholders Agreement.

Subsequent to September 30, 2023, we borrowed an additional $8.2 million under the New Credit Agreement and issued a total of 226,428 warrants.

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

Care Delivery. Provides comprehensive services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk. As of September 30, 2023, Care Delivery provides virtual and in-person clinical care through its 72 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, the Care Delivery segment serves approximately 330,000 consumers. Care Delivery segment customers include external payors, third party administrators, affiliated providers and direct-to-government programs.

Care Solutions. Our provider enablement business that facilitates the transition to value-based care. Support services provided by Care Solutions include, but are not limited to, population health management, data analytics, provider report cards, real time patient monitoring, transitions of care, chronic case management, utilization management, and claims adjudication and payments. In addition, Care Solutions operates three ACOs as part of CMS’s ACO REACH program that has approximately 62,000 attributed members as of September 30, 2023.

Business Update

In the third quarter we continued to make progress across our key initiatives; for the three and nine months ended September 30, 2023 we reported net loss from continuing operations of $479.3 million and $564.9 million, respectively. Importantly, the Consumer Care business, our continuing operations, returned our second consecutive quarter of Adjusted EBITDA profitability.

We have focused the company on our value-driven Consumer Care business, NeueHealth, where we are serving consumers through a differentiated integrated care model. We are aligned with our payor and provider partners clinically and financially to improve the quality and cost of care, in both our Care Delivery and Care Solutions segments. We believe we are well positioned for the future of healthcare as the industry continues to shift to value-based care.

Consumer Care’s Care Delivery
Excluding the impact of the goodwill impairment recognized in the quarter, Care Delivery produced another quarter of positive operating income. Across the ACA Marketplace consumers served, our medical cost management and member engagement initiatives have been performing well and in the third quarter our performance metrics were strong, driving the Care Delivery upside in the quarter. The strong performance in the third quarter gives us confidence in the potential for further upside in our Care Partner relationships. We have taken a conservative amount of risk in these contracts as we get to know the patient populations and care provider networks at our payor partners, but it is important to us that we have an aligned interest with our payor partners and that we are taking total cost of care risk. By successfully delivering on our aligned and integrated consumer care delivery model we are lowering the cost of care for our payor partners and we are beginning to recognize the shared upside in these savings. Importantly, we are also seeing high levels of consumer satisfaction in our Care Delivery business.

Our Care Delivery business serving Medicare Advantage consumers also performed well in the third quarter. Medical Costs on our fully capitated Medicare Advantage consumers were consistent with seasonal trends in the quarter and contributed to Care Delivery’s gross profit performance in the third quarter. We believe our performance in our Medicare Advantage risk-bearing relationships, when measured by Medical Cost Ratio, inpatient admissions, and NPS and Stars ratings, is among the best in the industry.

Consumer Care’s Care Solutions
Looking to the performance in our REACH ACOs within the Care Solutions segment, CMS recently released the final results for the 2022 ACO REACH Program that showed solid performance for the two REACH ACOs we operated in 2022. Our REACH ACOs had a combined gross savings of $30.3 million, a savings rate of 4.4% compared to the benchmark, which was more than 75 basis points better than the program average among all REACH ACOs. This gross margin is before the mandatory CMS savings rate deduction of 2% and any risk sharing arrangements with our downstream provider partners.

Our NeueHealth Pineapple ACO was one of the top performing ACOs in 2022 with a gross savings rate of 11.0%. Our Physicians Plus ACO also produced gross savings but not sufficient to cover the 2% CMS mandatory savings requirements. The performance of the Physician Plus ACO was weighed down by the deficit incurred by one of our provider partners, Babylon Medical Group, as a result of Babylon’s bankruptcy announced in August 2023.

Apart from the impact of Babylon’s bankruptcy, our 2023 REACH ACOs are performing in line with our expectations. In 2024 Babylon will no longer participate in our ACO REACH program. Our Care Solutions team has secured additional provider partners to add to our REACH ACOs and is projecting some organic growth from our existing partners for 2024. Although we expect some pressure on top line growth related to the ACO REACH business, we expect overall ACO REACH margins to improve as the terminated providers are projected to run deficits in 2023.

Our team continues to engage a number of new provider groups on the physician enablement part of the business across payor categories. We see growth opportunities with Federally Qualified Health Centers and other provider partners to serve Medicaid, as well as a strong pipeline to add to our REACH ACOs.

Bright HealthCare
Regarding the announced sale of our California Medicare Advantage business, the regulatory approval process for Molina’s acquisition and the satisfaction of other closing conditions are proceeding as planned and we continue to expect to close by the first quarter of 2024.

Our MA business had a strong quarter, with 17% premium revenue growth compared to the same period in 2022, and a 90.9% Medical Cost Ratio, solid performance on our book of business with a high concentration of underserved and Special Needs consumers. Our Medicare Advantage team has been working for some time on initiatives to drive improved utilization metrics and lower Medical Costs. We have seen the benefits of these efforts with utilization down approximately 10% across the book and operational improvements that have resulted in claims inventory down approximately 50%.

Bright HealthCare - Commercial
In the third quarter, we also continued to make significant progress on the wind-down of our ACA Insurance business. Our claims inventory has continued to decline consistent with our expectations, and we have clear visibility to the remaining obligations in the business. We were pleased to announce in September that we paid down 80% of the final risk adjustment obligations for the business and that our insurance subsidiaries entered into repayment agreements with CMS and four states to satisfy the remaining risk adjustment obligations.

We believe the ongoing business at Bright Health is one of the largest providers of value-based care delivery with substantial long-term growth opportunities. As we have shown so far this year through positive enterprise Adjusted EBITDA, we are focused on balancing risk and growth in the business, and setting Bright Health up for long-term profitable growth.

Key Metrics and Non-GAAP Financial Measures

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table provides the approximate consumers and patients served as of September 30, 2023 and 2022.

	As of September 30,
	2023	2022
Value-Based Consumers served(1)	355,000	115,000
(1) The value-based care consumers at September 30, 2022 have been recast for comparability to exclude approximately 409,000 consumers attributable to our Bright HealthCare- Commercial business that we exited beginning in 2023.

Value-Based Care Consumers

Value-based care consumers are consumers attributed to providers contracted under various value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our Consumer Care managed medical groups. We believe growth in the number of value-based care consumers is a key indicator of the performance of our Consumer Care business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth. We saw a year over year increase in value-based care consumers of approximately 240,000 consumers. Our focus is to continue to grow the number of value-based care consumers through third-party payor relationships.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net loss from continuing operations	$(479,305)	(104,231)	$(564,915)	(300,571)
Adjusted EBITDA(1)	$1,205	(8,047)	$1,876	(52,805)

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net loss	$(547,148)	$(270,130)	$(805,236)	$(702,089)
Loss from Discontinued Operations (a)	67,843	165,899	240,321	401,518
EBITDA adjustments from continuing operations
Interest expense	10,041	4,905	26,998	6,435
Income tax (benefit) expense	(3,385)	3,401	(3,018)	16,286
Transaction costs (b)	8,941	4	18,889	386
Depreciation and amortization	4,117	8,947	14,271	25,283
Share-based compensation expense (c)	16,515	24,123	65,611	77,263
Restructuring and contract termination costs (d)	5,281	5	6,867	10,162
Impairment of goodwill and intangible assets	401,385	42,611	401,385	42,611
ACO REACH care partner bankruptcy (e)	27,741	—	27,741	—
Change in fair value of warrant liability (f)	9,874	—	9,874	—
Change in fair value of contingent consideration (g)	—	—	(1,827)	—
Change in fair value of equity securities	—	12,188	—	69,340
EBITDA adjustments from continuing operations	$480,510	$96,184	$566,791	$247,766
Adjusted EBITDA	$1,205	$(8,047)	$1,876	$(52,805)

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
(d)Restructuring and contract termination costs represent severance costs as part of a workforce reduction, amounts paid for early termination of leases, and impairment of certain long-lived assets primarily relating to our decision to exit the Commercial business for the 2023 plan year.
(e)Represents the costs expected to be incurred as a result of one of our ACO REACH care partners filing for bankruptcy; includes the full allowance established for the outstanding receivable and ongoing costs incurred to manage and provide service to members attributed to the care partner that would have otherwise been reimbursed prior to the care partner’s bankruptcy.
(f)Represents the non-cash change in the fair value of the warrant liability established for warrants included in our financing arrangements, which are remeasured at fair value each reporting period.
(g)Represents the non-cash change in fair value of contingent consideration from business combinations, which is remeasured at fair value each reporting period.

Results of Operations

The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three and nine months ended September 30, 2023 and 2022.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Income (loss) and operating data:	2023	2022	2023	2022
Revenue:
Capitated revenue	$60,371	$33,006	$159,683	$79,295
ACO REACH revenue	200,044	145,433	676,845	465,435
Service revenue	8,978	10,076	31,387	31,038
Investment income (loss)	6	4,848	16	(52,301)
Total revenue	269,399	193,363	867,931	523,467
Operating costs
Medical costs	226,438	152,150	731,718	462,399
Operating costs	72,532	85,566	221,697	261,351
Goodwill impairment	401,385	—	401,385	—
Intangible assets impairment	—	42,611	—	42,611
Bad debt expense	22,421	11	23,054	11
Restructuring charges	5,281	5	6,867	9,662
Depreciation and amortization	4,117	8,947	14,271	25,283
Total operating costs	732,174	289,290	1,398,992	801,317
Operating loss	(462,775)	(95,927)	(531,061)	(277,850)
Interest expense	10,041	4,905	26,998	6,435
Warrant expense	9,874	—	9,874	—
Other income	—	(2)	—	—
Loss from continuing operations before income taxes	(482,690)	(100,830)	(567,933)	(284,285)
Income tax expense (benefit)	(3,385)	3,401	(3,018)	16,286
Net loss from continuing operations	(479,305)	(104,231)	(564,915)	(300,571)
Loss from discontinued operations, net of tax (Note 15)	(67,843)	(165,899)	(240,321)	(401,518)
Net loss	(547,148)	(270,130)	(805,236)	(702,089)
Net earnings from continuing operations attributable to noncontrolling interests	(86,747)	(46,710)	(116,502)	(84,651)
Series A preferred stock dividend accrued	(10,178)	(9,684)	(29,834)	(28,083)
Series B preferred stock dividend accrued	(2,284)	—	(6,695)	—
Net loss attributable to Bright Health Group, Inc. common shareholders	$(646,357)	$(326,524)	$(958,267)	$(814,823)
Adjusted EBITDA	$1,205	$(8,047)	$1,876	$(52,805)
Operating Cost Ratio (1)	26.9%	44.3%	25.5%	49.9%

(1)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues increased by $76.0 million, or 39.3%, for the three months ended September 30, 2023 as compared to the same period in 2022, which was primarily driven by an increase of approximately 13,000 beneficiaries aligned to our REACH ACOs.

Our capitated revenue also increased $27.4 million for the three months ended September 30, 2023 as compared to the same period in 2022 as a result of increased membership through our third party payor contracts as compared to the three months ended September 30, 2022. In addition, for the three months ended September 30, 2022 we had an investment loss of $4.8 million driven by changes in the fair value of our investments in equity securities; we held no equity securities during the three months ended September 30, 2023 and as such there was not equivalent activity in the current period.

Total revenues increased by $344.5 million, or 65.8%, for the nine months ended September 30, 2023 as compared to the same period in 2022, which was driven by an increase of approximately 13,000 beneficiaries aligned to our REACH ACOs. Our capitated revenue also increased $80.4 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase was a result of increased membership through our third party payor contracts as compared to the nine months ended September 30, 2022. In addition, for the nine months ended September 30, 2022 we had an investment loss of $52.3 million driven by changes in the fair value of our investments in equity securities; we held no equity securities during the nine months ended September 30, 2023 and as such there was not equivalent activity in the current period.

Medical costs increased by $74.3 million, or 48.8%, for the three months ended September 30, 2023 as compared to the same period in 2022. Medical costs increased by $269.3 million, or 58.2%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in medical costs was primarily driven by an increase in beneficiaries aligned to our REACH ACOs.

Operating costs decreased by $13.0 million, or 15.2%, for the three months ended September 30, 2023 as compared to the same period in 2022. Operating costs decreased by $39.7 million, or 15.2%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease in operating costs was primarily due to a decrease in compensation and benefit costs resulting from a decrease in employees.

Our operating cost ratio of 26.9% and 25.5% for the three and nine months ended September 30, 2023, decreased 1,740 and 2,440 basis points respectively compared to the same periods in 2022. The decrease is primarily a result of our restructuring efforts.

We recognized a $401.4 million non-cash impairment of goodwill for the three and nine months ended September 30, 2023 as a result of the decline in our stock price and market capitalization.

Bad debt expense increased by $22.4 million for the three months ended September 30, 2023 as compared to the same period in 2022. Bad debt expense increased by $23.0 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in bad debt expense was primarily driven by one of our ACO REACH care partners filing for bankruptcy in the third quarter of 2023 and a full allowance being established on the corresponding receivables.

Depreciation and amortization decreased by $4.8 million and $11.0 million for the three and nine months ended September 30, 2023 as compared to the same period in 2022, respectively. The decrease is primarily due to the full impairment of the reacquired contract intangible asset during the third quarter of 2022; for the three and nine months ended September 30, 2022 amortization of the reacquired contract intangible asset was $3.3 million and $9.9 million, respectively as compared to no related expense for the same periods ended September 30, 2023.

Interest expense increased $5.1 million and $20.6 million for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, respectively. These increases are due to increased borrowings on the Credit Agreement throughout the periods.

We recognized warrant expense of $9.9 million for the three and nine months ended September 30, 2023 as compared to none in the same periods in 2022. This is a result of the Warrantholders Agreement executed in conjunction with the New Credit Agreement in the third quarter of 2023; there were no warrants prior to the third quarter of 2023.

Income tax was a benefit of $3.4 million and an expense of $3.4 million for the three months ended September 30, 2023 and 2022, respectively. Income tax was a benefit of $3.0 million and an expense of $16.3 million for the nine months ended September 30, 2023 and 2022, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three and nine months ended September 30, 2023, the benefit largely relates to the removal of the accrued amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

Loss from discontinued operations decreased by $98.1 million and $161.2 million for the three and nine months ended September 30, 2023 as compared to the same periods in 2022. The three and nine months ended September 30, 2023 are reflective of the run out of our Bright HealthCare - Commercial business as compared to active operations of the commercial business during the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2023, the loss from discontinued operations aligned to our Bright HeathCare - Commercial business decreased $22.6 million and $105.3 million, compared to the same periods ended September 30, 2022, respectively. Additionally, the loss from discontinued operations aligned to our Bright HealthCare operations classified as held for sale decreased $73.7 million and decreased $49.6 million for the three and nine ended September 30, 2023 as compared to 2022, respectively.

Care Delivery
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of income (loss) and operating data:	2023	2022	2023	2022

Revenue:
Capitated revenue	$60,371	$33,006	$159,683	$79,295
Service revenue	8,245	10,050	29,711	30,960
Total unaffiliated revenue	68,616	43,056	189,394	110,255
Affiliated revenue	(1,482)	257,707	6,487	830,098
Total segment revenue	67,134	300,763	195,881	940,353
Operating expenses
Medical Costs	20,883	264,013	64,325	850,011
Operating Costs	32,329	30,388	93,026	93,984
Goodwill impairment	401,385	—	401,385	—
Intangible assets impairment	—	42,611	—	42,611
Bad debt expense	8	4	639	4
Restructuring charges	130	—	130	—
Depreciation and amortization	3,160	6,374	9,470	19,119
Total operating expenses	457,895	343,390	568,975	1,005,729
Operating income (loss)	$(390,761)	$(42,627)	$(373,094)	$(65,376)

Consumer Care’s Care Delivery segment’s capitated revenue increased by $27.4 million, or 82.9%, for the three months ended September 30, 2023 as compared to the same period in 2022. For the nine months ended September 30, 2023 the Care Delivery segment’s capitated revenue increased by $80.4 million, or 101.4%, as compared to the same period in 2022. The increase was a result of increased membership through our third-party payor contracts as compared to the three and nine months ended September 30, 2022.

Consumer Care’s Care Delivery segment’s service revenue decreased $1.8 million and $1.2 million for the three and nine months ended September 30, 2023 as compared to the same period in 2022. The decrease in Care Delivery’s service revenue for the three and nine months ended September 30, 2023 was primarily driven by a reduction in pharmacy revenue.

Affiliated revenue decreased to $(1.5) million and $6.5 million for the three and nine months ended September 30, 2023 as compared to $257.7 million and $830.1 million for the three and nine months ended September 30, 2022 as our result of our exit of our Commercial business.

Consumer Care’s Care Delivery segment’s medical costs decreased by $243.1 million and $785.7 million for the three and nine months ended September 30, 2023 as compared to the same period in 2022. The decrease is primarily a result of the limited risk contracts that we have entered into with third-party payors that are accounted for on a net basis as compared to the full risk contract with Bright Healthcare - Commercial that was accounted for on a gross basis in the prior period.

Operating costs remained relatively flat for the three and nine months ended September 30, 2023 as compared to the same periods in 2022. Operating costs for the Care Delivery segment increased $1.9 million and decreased $1.0 million for the three and nine months ended September 30, 2023 as compared to the same period in 2022, respectively. The $1.9 million increase for the nine months ended September 30, 2023 is primarily attributable to higher compensation and professional fees partially offset by lower rent expense. The $1.0 million increase for the three months ended September 30, 2023 is primarily driven by lower rent expense.

Due to the decline in our stock price and market capitalization, we recognized a $401.4 million non-cash impairment of goodwill assigned to the Care Delivery segment for the three and nine months ended September 30, 2023.

Consumer Care’s Care Delivery segment’s depreciation and amortization decreased by $3.2 million and $9.6 million for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, respectively. The decrease is primarily due to the full impairment of the reacquired contract intangible asset during the third quarter of 2022; for the three and nine months ended September 30, 2022 amortization of the reacquired contract intangible asset was $3.3 million and $9.9 million, respectively, as compared to no related expense for the same periods ended September 30, 2023.

Care Solutions
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of income (loss) and operating data:	2023	2022	2023	2022

Revenue:
ACO REACH revenue	$200,044	$145,433	$676,845	$465,435
Service revenue	733	26	1,676	78
Total segment revenue	200,777	145,459	678,521	465,513
Operating expenses
Medical Costs	204,017	146,253	673,891	457,161
Operating Costs	3,702	2,321	10,083	6,478
Bad debt expense	22,413	—	22,415	—
Total operating expenses	230,132	148,574	706,389	463,639
Operating income	$(29,355)	$(3,115)	$(27,868)	$1,874

Consumer Care’s Care Solutions segment’s ACO REACH revenue increased $54.6 million, or 37.6% for the three months ended September 30, 2023 compared to the same period in 2022. The Care Solutions segment’s ACO REACH revenue increased $211.4 million, or 45.4% for the nine months ended September 30, 2023 compared to the same period in 2022. This increase is attributable to an increase of approximately 13,000 beneficiaries aligned to our REACH ACOs as of September 30, 2023 compared to the same period in 2022. See Note 14, ACO REACH, for additional information regarding our remaining performance obligation based on the most recent benchmark data.

Consumer Care’s Care Solutions segment’s service revenue increased $0.7 million and $1.6 million for the three and nine months ended September 30, 2023 as compared to the same period in 2022. The increase in service revenue was driven by revenue for the managed service organization contracts.

Consumer Care’s Care Solutions segment’s medical costs increased by $57.8 million and $216.7 million for the three and nine months ended September 30, 2023 as compared to the same period in 2022. These increases correspond to the increase in the ACO REACH revenue as the medical costs are derived from the amortization of the ACO REACH performance obligation that is aligned to the number of beneficiaries aligned to our REACH ACOs.

Consumer Care’s Care Solutions segment’s operating costs increased by $1.4 million and $3.6 million for the three and nine months ended September 30, 2023 as compared to the same periods in 2022. These increases were driven by the additional compensation and general administrative expenses supporting the growing business and increased membership.

Consumer Care’s Care Solutions segment’s bad debt expense increased by $22.4 million, for the three and nine months ended September 30, 2023 as compared to the same period in 2022. The increase in bad debt expense was primarily driven by one of our ACO REACH care partners filing for bankruptcy in the third quarter of 2023 and a full allowance being established on the corresponding receivables.

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

We have incurred operating losses since our founding, and we expect to incur operating losses in the future. However, we are executing a restructuring plan to reduce our capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. Our restructuring plan includes Bright HealthCare’s exiting of the Commercial marketplace for the 2023 plan year as well as reducing our workforce, exiting excess office space, and terminating or restructuring contracts. On June 30, 2023, the Company entered into a definitive agreement with Molina Healthcare, Inc. to sell its California Medicare Advantage business, which consists of Brand New Day and Central Health Plan, for total purchase consideration of $600.0 million, subject to regulatory approval and other closing conditions. The closing of this transaction is expected to occur by early 2024.

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

Our expected primary short-term uses of cash include ongoing disbursements for claims payments related to our regulated insurance entities, the ACO REACH performance year obligation, as well as payments into the risk adjustment program which generally occur in the third quarter. For our non-regulated entities, our expected short-term uses of cash include capital infusions into our regulated insurance entities, interest payments and other general and administrative costs. Our long-term cash requirements primarily include operating lease obligations and redeemable noncontrolling interests.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company, pending regulatory approval, or through reimbursements related to administrative services agreements with the parent company. The Company declared no dividends from the regulated insurance entities to the parent company during the nine months ended September 30, 2023 and 2022.

The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to satisfy regulatory requirements. As of September 30, 2023, we were out of compliance with the minimum levels for certain of our regulated insurance legal entities within our Bright HealthCare-Commercial and Bright Health Care segments.

Credit Agreement

We have a $350.0 million Credit Agreement, which matures on February 28, 2024. The Credit Agreement contains a covenant that requires the Company to maintain a total debt to capitalization ratio of (a) 0.25 to 1.00. The Credit Agreement also contains a covenant that requires us to maintain a minimum liquidity of $150.0 million. We were not in compliance with the total debt to capitalization ratio covenant as of September 30, 2022. On November 8, 2022, we executed an amendment to the Credit Agreement pursuant to which certain collateral related defaults were waived and, in addition, it was agreed that we would (i) not be required to test our debt to capitalization ratio covenant during and including the four quarter test period ending September 30, 2022 through and including the four quarter test period ending September 30, 2023, (ii) be required to maintain a minimum liquidity of $200.0 million from November 8, 2022 through and including September 30, 2023 and (iii) be required to maintain a minimum liquidity of $150.0 million after September 30, 2023. As of September 30, 2023, we had $303.9 million of short-term borrowings under the Credit Agreement.

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

In connection with the New Credit Agreement, on August 4, 2023, the Company and the Lenders entered into a warrantholders agreement setting forth the rights and obligations of the Company and the Lenders as holders (in such capacity, the “Holders”) of the warrants to acquire shares of Common Stock at an exercise prices of $0.01 per share (the “Warrants”), and providing for the issuance of the Warrants to purchase up to 1,656,789 shares of Common Stock.

On October 2, 2023, the Company, the existing lender, and the New Lender, entered into Incremental Amendment No. 1 to provide for the Commitment Increase by the New Lender under the Amended Credit Agreement. Loans under the Commitment Increase will have the same terms as loans under the original term loan commitments provided by the Existing Lender.

In connection with Incremental Amendment No. 1, on October 2, 2023, the Company and the New Lender entered into a warrantholders agreement setting forth the rights and obligations of the Company and the New Lender as a holder of Warrants, and providing for the issuance of the Warrants to purchase up to 176,724 shares of Common Stock. See Note 5, Short-Term Borrowings, for additional information regarding the New Credit Agreement, Incremental Amendment No.1 and the Warrantholders Agreement.

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

As of September 30, 2023, we had $30.7 million of outstanding, undrawn letters of credit under the Credit Agreement, which reduce the amount available to borrow.

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

For additional information on the Series A and Series B Preferred Stock, see Note 8, Redeemable Convertible Preferred Stock, in our condensed consolidated financial statements of this Quarterly Report.

Cash and Investments

As of September 30, 2023, we had $723.4 million in cash and cash equivalents, $10.8 million in short-term investments and $0.3 million in long-term investments on the consolidated balance sheet. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of September 30, 2023, we had non-regulated cash and cash equivalents of $113.4 million, short-term investments of $0.2 million and $0.3 million of long-term investments.

As of September 30, 2023, we had regulated insurance entity cash and cash equivalents of $610.0 million, of which $2.2 million was restricted, and short-term investments of $10.6 million, of which $6.4 million was restricted.
Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(2,395,319)	$111,787
Net cash provided by (used in) investing activities	1,145,441	(463,151)
Net cash provided by financing activities	41,005	895,710
Net (decrease)/increase in cash and cash equivalents	(1,208,873)	544,346
Cash and cash equivalents at beginning of period	1,932,290	1,061,179
Cash and cash equivalents at end of period	$723,417	$1,605,525

Operating Activities

During the nine months ended September 30, 2023, net cash provided by operating activities decreased by $2.5 billion compared to the nine-month period ended September 30, 2022, primarily driven by our Commercial business being in runout and not incurring additional medical costs and increase to our risk adjustment payable beyond prior period development.

Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities increased by $1.6 billion compared to the nine-month period ended September 30, 2022. The increase was primarily attributable to an increase in the proceeds of investment sales of $998.2 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Investment purchases also decreased by $591.8 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities decreased by $854.7 million compared to the nine months ended September 30, 2022. This decrease is primarily due to our Series A issuance during the nine months ended September 30, 2022 and net proceeds from short term borrowings of $148.9 million during that same period; as compared to $50.0 million net proceeds from short-term borrowings in the nine months ended September 30, 2023.

Critical Accounting Policies and Estimates

As of September 30, 2023, there had been no material changes to the critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements as described in the 2022 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in our 2022 Form 10-K, we previously identified a material weakness related to the control activities component of internal control over financial reporting, based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Specifically, multiple deficiencies constituted a material weakness, in the aggregate, relating to deployment of control activities through internal control policies that establish what is expected and procedures that put policies into action. As of September 30, 2023, we continue to test and evaluate the design and operating effectiveness of our internal controls over financial reporting, as well as validate the remediation of control deficiencies that in aggregate resulted in a material weakness noted in 2022. The remainder of 2023 will include additional control testing activities and follow-up of any outstanding control deficiencies that remain from 2022.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than the matters described in Note 10, Commitments and Contingencies, we are not presently a party to any litigation the outcomes of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.

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

3.6	Amended and Restated Bylaws of Bright Health Group, Inc. (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)
4.1	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on August 7, 2023)
10.1
Credit Agreement, dated as of August 4, 2023, among Bright Health Group, Inc., New Enterprise Associates, Inc. and the financial institutions from time to time party thereto as lenders, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 7, 2023)

10.2
Third Amended and Restated Limited Waiver and Consent, dated as of August 4, 2023, among Bright Health Group, Inc., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on August 7, 2023)

10.3
Warrantholders Agreement, dated as of August 4, 2023, among Bright Health Group, Inc. and the Holders named therein (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on August 7, 2023)

10.4
Bright Health Insurance Company of Florida Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company of Florida (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on September 19, 2023)

10.5
Bright Health Insurance Company of Illinois Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company of Illinois (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on September 19, 2023)

10.6
Bright Health Insurance Company of Texas Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company of Texas (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed on September 19, 2023)

10.7
Bright Health Insurance Company Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K/A filed on September 19, 2023)

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2023, filed with the SEC on November 9, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Exhibit Number	Description
104	Cover Page Interactive Data File (formatted as iXBRL and embedded within Exhibit 101)

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

BRIGHT HEALTH GROUP, INC.

Dated: November 9, 2023	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Matushak
	Name:	Jay Matushak
	Title:	Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)