Form 10-K
period 2023-12-31
NeueHealth, Inc.
filed 2024-03-28
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-40537
NEUEHEALTH, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4991296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9250 NW 36th St Suite 420, Doral, FL	33178
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (612) 238-1321

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NEUE	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $12.22 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $47,165,380. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
As of March 12, 2024, the registrant had 8,054,122 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements made in this Annual Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will,” “ensure” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to raise capital and continue as a going concern; our ability to comply with the terms of our credit facility, including financial covenants, both during and after any waiver period, and/or obtain any additional waivers of any terms of our credit facility to the extent required; our ability to receive the remaining proceeds from the sale of our Medicare Advantage (“MA”) business in California in a timely manner; our ability to obtain any short or long-term debt or equity financing needed to operate our business; our ability to quickly and efficiently complete the wind down of our Individual and Family Plan (“IFP”) businesses and MA businesses outside of California, including by satisfying liabilities of those businesses when due and payable; potential disruptions to our business due to any restructuring and any resulting headcount reduction; our ability to accurately estimate and effectively manage the costs relating to changes in our business offerings and models; a delay or inability to withdraw regulated capital from our subsidiaries; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our and our Care Partner’s abilities to obtain and accurately assess, code, and report risk adjustment factor scores; the ability of our payor partners to pay amounts due to us in a timely manner, or at all; the solvency of our payor partners; our ability to obtain claims information timely and accurately; the impact of any pandemic or epidemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage any growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions, integrate acquired businesses and divest businesses as needed; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; our ability to adapt to the risks associated with our Accountable Care Organizations (“ACO”) Realizing Equity, Access, and Community Health (“REACH”) businesses, including any unanticipated market or regulatory developments; and the other factors set forth under the heading Item 1A – “Risk Factors” in this Annual Report.

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

Risks Related to Our Business
•Our revised business model and associated corporate restructuring could disrupt our business.
•Our new business model may not be accepted or will be slow to be adopted by the healthcare industry.
•We may not be able to contract with third-party payors and other partners.
•Failure to appropriately set our rates or effectively manage our costs could negatively affect us.
•We have incurred net losses each year since our inception.
•Our limited operating history makes it difficult to evaluate our business and assess our future prospects.
•We operate in competitive markets within a highly competitive industry.
•The failure to enter into or maintain value-based care agreements with health plans could materially impact our business.
•Our consumers are concentrated in certain geographic areas and amongst certain populations.
•If we decide to enter new markets, they may not be as economical to serve as our existing markets.
•If we grow rapidly, we may not be able to manage our growth effectively.
•Any future epidemics or pandemics may adversely affect our business and results of operations.
•Large-scale medical emergencies in one or more states in which we operate could disrupt our business.
•We require additional capital, which might not be available on acceptable terms, if at all.
•Management action plans in place may not fully alleviate doubt about our ability to continue as a going concern.
•If we fail to achieve robust brand recognition our business may be adversely affected.
•If we fail to offer high-quality customer support in our business, our reputation could suffer.
•Medical liability claims made against us in the future could cause us to incur significant expenses.
•The loss of any members of senior management or other key employees or an inability to hire, retain, motivate or develop other highly skilled employees could harm our business.
•Global economic conditions and economic uncertainty or downturns could materially and adversely affect our business and operating results.

Risks Related to our Intellectual Property, Information Technology, and Data Privacy
•Protecting our intellectual property rights may be expensive and demand management’s attention.
•Claims that allege we violated intellectual property rights, may be costly to defend and limit our ability to operate.
•We may not be able to maintain the accuracy, integrity or availability of our data.
•Our enterprise resource planning system may prove ineffective.
•The technology systems and platforms we utilize may not operate properly or as we expect them to operate.
•Security incidents or breaches, loss of data and other disruptions could compromise sensitive or legally protected information.
•Failure of third-party service providers to meet contractual obligations to us or comply with applicable laws or regulations may adversely affect our business.

Risks Related to our Indebtedness
•Our ability to incur a substantial level of indebtedness may reduce our financial flexibility.
•Our current credit agreement contains, and any agreements governing future debt issuances may contain, restrictions on our ability to operate our business and to pursue our business strategies.

Risks Related to Legal Proceedings and Governmental Regulations
•Modifications or changes to the U.S. health insurance markets, could adversely affect our business.
•Our contracts with third-party MA plans and reimbursement from fee-for-service Medicare are subject to changes to the Medicare program.
•If we fail to comply with certain healthcare laws, we could face substantial penalties.
•Our use and disclosure of PII and PHI is subject to federal and state privacy and security regulations.
•Laws regulating the corporate practice of medicine could restrict the manner in which we conduct our business.
•We are and may be subject to litigation, administrative proceedings or investigations.
•We are subject to a pending putative securities class action lawsuit.

•We are subject to inspections, reviews, audits and investigations under government programs and contracts.
•Our employees, independent contractors, partners, suppliers and other third parties may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Risks Related to our Financial Statements
•We have identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.
•Accounting for health plan benefits is complicated and subject to foreseen and unforeseen risks.
•Failure to comply with requirements to design, implement and maintain effective internal controls could adversely affect our stock price.
•Our ability to use our net operating losses and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.
•The impairment of a significant portion of our intangible assets would negatively affect our results of operations.

Risks Related to Ownership of Our Common Stock
•If we are not in compliance with the continued listing standards of the New York Stock Exchange, we may be subject to permanent delisting from the New York Stock Exchange.
•Our stock price has experienced significant volatility and may change significantly in the future.
•Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of securities analysts or investors, which could materially adversely affect our stock price.
•We currently do not intend to declare dividends on our common stock in the foreseeable future.
•If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
•Our management may use the proceeds of any financings in ways with which you may disagree or that may not be profitable.
•Provisions in our organizational documents could delay or prevent a change of control.
•Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the sole and exclusive forums for certain stockholder litigation matters.

Risks Related to Investing in Our Common Stock
•Issuances of shares of our common stock in connection with the conversion of our outstanding Preferred Stock, or exercise of outstanding warrants, would cause substantial dilution.
•Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

PART I

ITEM 1. BUSINESS

NeueHealth, Inc. (formerly known as Bright Health Group, Inc.) (“NeueHealth,” “we,” “our,” “us,” or the “Company”), was founded in 2015 to transform healthcare. Although the business has evolved, our commitment to making high-quality, coordinated healthcare accessible and affordable to all populations remains unchanged.

NeueHealth consists of two reportable segments:

• NeueCare (formerly Care Delivery) — Our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“ACA”) Marketplace, Medicare, and Medicaid.

• NeueSolutions (formerly Care Solutions) — Our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements.

OVERVIEW

At its core, NeueHealth is a value-driven healthcare company grounded in the belief that all health consumers are entitled to high-quality, coordinated healthcare. We believe we can significantly reduce the current friction and lack of coordination in today’s healthcare system by aligning the interests of payors and providers to enable a seamless, consumer-centric healthcare experience that drives value for all.

At the end of 2022, we exited the ACA Marketplace as an insurer and, as of January 1, 2024, we ceased offering Medicare Advantage products with the sale of our California Medicare Advantage business. After exiting the health insurance business, we adopted NeueHealth as our corporate brand name.

We continue to focus on delivering value-driven, consumer-centric healthcare through our owned and affiliated clinics as well as enabling independent providers and medical groups to thrive in performance-based arrangements through deep financial alignment, customized population health tools, and strong partnerships with leading health plans and government programs.

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

At NeueHealth, we are delivering what we believe is the future of integrated healthcare by deploying a differentiated, value-driven approach that is built on alignment and focused on the consumer.

Built on Alignment

NeueHealth has created a differentiated alignment model built upon three core principles applied consistently but flexed accordingly to meet our provider and payor partners where they are to deliver a more personalized care experience for consumers:

•Clinical Alignment — We believe that alignment in healthcare starts with those responsible for delivering care locally. As each of our provider partners has a unique set of clinical tools and capabilities to manage population health risk, our adaptable model lends them the support necessary to enhance local healthcare delivery. Clinical alignment ensures coordination between providers and payors to deliver high-quality care that is affordable and tailored to meet each consumer’s individual needs.

•Financial Alignment — We have developed performance-based payment structures that enable us to take a staged approach to financial alignment with our provider partners. We first carefully consider each provider’s ability and interest to take varying levels of population health risk and work with each partner over time to prepare them for success under more advanced models of value-based care. Our owned clinics align with payor partners, forming strategic relationships to manage all populations along the continuum of need across the ACA Marketplace, Medicare, and Medicaid primarily through performance-based arrangements.

•Data and Technology Alignment — Our clinical and financial alignment with our provider and payor partners is designed to incentivize maximum platform interoperability, data transparency and data sharing, affording everyone a more holistic view of the consumers we serve. Using comprehensive clinical, administrative, and consumer data, we enhance clinical technology with purpose-built tools and experiences that seamlessly embed into existing workflows.

Focused on the Consumer

Our approach to healthcare remains centered around the belief that there is an ongoing shift from broad, employer-driven, one-size-fits-all offerings to a model built on individual choice. This has driven us to implement what we believe is a novel approach to consumer empowerment that focuses on developing true relationships with our patients early in their healthcare journey to understand their specific needs so we can deliver a personalized, consumer-centric healthcare experience.

Powered by Technology

NeueHealth’s aligned and consumer-focused model enables us to transform the way technology can affect meaningful change in healthcare. Historically, key stakeholders with misaligned incentives have generally been unwilling to share critical information, thereby limiting the effectiveness of healthcare technology. In addition, data has been transactional, serving the needs of payors and care providers, but not the individual. By aligning stakeholders across the financing and delivery of care and putting consumers in control of their healthcare data, we believe NeueHealth can capture a holistic view of the consumer and empower everyone – the health consumer, provider, and payor – to drive better coordination.

OUR BUSINESS

We deploy our capabilities across our NeueHealth business, which is comprised of two segments – NeueCare and NeueSolutions – each focused on leveraging our value-driven, consumer-centric care model to optimize the healthcare experience for health consumers, providers, and payors.

NeueCare

NeueCare delivers accessible, affordable healthcare to all populations across the ACA Marketplace, Medicare, and Medicaid through owned and affiliated clinics. NeueCare is committed to supporting all patients across the continuum of need with inclusive, proactive, and informed care. Leveraging its patient engagement strategies, NeueCare develops a true relationship with patients early in their healthcare journey to understand their specific needs and deliver the right care at the right time, in a setting the patients trust.

As of December 31, 2023, NeueCare operated 73 risk-bearing clinics, under the Centrum Health, AssociatesMD, and Premier Medical Associates brand names, delivering payor-agnostic care to approximately 293,000 value-based care consumers across the ACA Marketplace, Medicare, and Medicaid. NeueCare engages in local, personalized care delivery through its integrated care model:

•Integrated Care Delivery — We align the interests of providers, payors, and consumers to create a better healthcare experience for all. Our integrated system of care includes embedded pharmacy, laboratory, radiology, and population health focused specialty services. We take a consumer-centric approach to care, engaging each individual and offering expansive preventive care services to proactively meet the needs of each consumer, reduce hospitalizations and other unnecessary utilization of the healthcare system. Our clinics leverage NeueHealth’s data and technology capabilities as well as NeueSolution’s provider enablement tools to ensure comprehensive care for our at-risk patients, including chronic care management, transitions of care and referral management. NeueCare is tightly aligned with our third-party payor partners, increasing access to high-performing, clinically integrated networks and driving differentiated performance by delivering higher quality care at lower cost.

Our care delivery approach focuses on three primary components:

1.Simplicity, Convenience and Coordination — We offer a one-stop-shop for consumers providing primary care, behavioral health, rotating specialties, pharmacy, radiology, and laboratory services, many times at a single location. For services not provided we can refer to high quality, in-network providers and ensure continuity of care.

2.Community Connectivity — Our clinics are designed to foster a sense of local community, bring consumers together to build true relationships and support their non-medical needs.

3.Proactive Engagement — Leveraging our technology, we keep our local consumers highly engaged in their healthcare. We proactively communicate with our consumers to close care gaps and, when appropriate, arrange for medical transportation to and from appointments, all while making our care teams available 24/7 through call centers and virtual connectivity, maximizing adherence to a consumer’s care plan.

NeueCare Customer Segments

NeueCare serves customers through its value-driven, consumer-centric care model, including:

• External Payors — NeueCare owned and affiliated clinics contract with various third-party payors primarily through value-based arrangements.

• Health Consumers — NeueCare provides high-quality, affordable healthcare to health consumers across the ACA Marketplace, Medicare, and Medicaid.

NeueSolutions

NeueSolutions enables providers and medical groups to succeed in performance-based arrangements. NeueSolutions also participates in the Centers for Medicaid and Medicare Innovation’s (“CMMI”) ACO REACH program, providing high-quality healthcare access to Medicare beneficiaries.

As of December 31, 2023, NeueSolutions served approximately 62,000 value-based care consumers. NeueSolutions takes a comprehensive approach to provider enablement:

• Provider Enablement Solutions: Through deep financial alignment, customized population health tools, and strong partnerships with leading health plans and government programs, NeueSolutions enables independent providers and medical groups to enter value-based arrangements designed around their needs, while simultaneously empowering them with the tools and capabilities necessary to maximize their success.

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

NeueSolutions Customer Segments

NeueSolutions serves a diverse set of customers across the healthcare ecosystem, including:

•NeueCare and Affiliated Providers (e.g., IDNs, IPAs, Medical Groups, etc.) — NeueSolutions supports these care providers with a suite of services including technology, payor contracting, risk management, and administrative support to accelerate the transition to value-based care.

•Federal and State Governments — NeueSolutions currently participates in the ACO REACH program, managing traditional Medicare beneficiaries through value-based relationships in partnership with its owned and affiliated providers.

OUR COMPETITIVE ADVANTAGES

We Believe We Have a Differentiated Business Model That Integrates the Delivery and Financing of Healthcare. Unlike the traditional relationship between payors and providers, our aligned model brings together the delivery and financing of healthcare to create a seamless, more coordinated care experience for consumers. We are focused on uniquely aligning the interests of health consumers, providers, and payors though our value-driven, consumer-centric care model that lowers total cost of care, optimizes clinical outcomes and creates a better consumer experience, maximizing value for all.

We Serve a Diverse Customer Base. We are not limited to serving one population or specific set of needs. We are committed to making high-quality healthcare accessible and affordable to all populations across the ACA Marketplace, Medicare, and Medicaid. We adapt our care model to meet patients where they are no matter their circumstance.

We Believe Our Approach to Patient Engagement Drives Optimal Care. We are committed to supporting our patients with inclusive, proactive, and informed care. Core to this is our differentiated approach to patient engagement as well as the personalized touchpoints we provide throughout the healthcare journey. We build a trusted relationship with our patients early in their healthcare journey so we can understand their specific needs and deliver a personalized, consumer-centric healthcare experience that leads to better health outcomes at a lower cost.

We Have a Deep Understanding of Local Markets and the Patients We Serve. Our approach to transforming healthcare is local. We have strong experience and a deep commitment to the communities we serve, developing partnerships with providers and payors to address the underlying consumers’ holistic needs beyond their current condition, but considering environmental, social, and economic factors as well.

We Have a Flexible Model with the Ability to Meet the Needs of Any Provider. Our value-driven model is flexible to meet the needs of providers across the spectrum of performance-based arrangements. We adapt and tailor our suite of enablement services to drive differentiated results for our provider partners whether they are new to performance-based payment models or have a history of participating in value-based care. Our adaptable model allows us to form deep relationships with providers to enable the delivery of high-quality, affordable healthcare.

We Have a Seasoned Management Team Built for Scale. Our executive leadership team has extensive experience leading multibillion dollar organizations. Our team has a proven track record of growing organizations and leading large, publicly traded enterprises. We believe our team’s experience in navigating different healthcare regulatory regimes positions us to adapt quickly as needed, scale our business model, and drive continued success in any political or regulatory environment.

We Have a Multi-Pronged Growth Strategy. We believe our growth will be driven by a mix of different channels across both the payor and provider landscape. We are in fast growing healthcare markets with opportunities for future expansion in each of our business segments. We have opportunities to bring our services to new consumers and grow our relationships with our payor and provider partners.

GROWTH STRATEGIES

NeueHealth’s alignment model allows us to pursue additional growth through the following avenues:

•Increase Membership in Existing Markets. We plan to continue to drive membership growth in the core markets we serve through capacity and service expansions, accretive tuck-in clinic acquisitions, membership growth initiatives and new partnerships.

•Expand Our Care Delivery Footprint. We plan to build on longstanding relationships with existing payor partners as well as prioritize growth with new payors to serve more consumers at our existing clinics, while integrating additional services. Our exportable model also affords us valuable opportunities for de novo growth through the addition of new clinics across both existing and future markets.

•Enable Providers in the Management of Population Health Risk. We leverage our actuarial expertise and population health management infrastructure to take population health risk under total cost of care arrangements in close collaboration with our provider partners. In addition, we help our provider partners maximize the benefit of value-based arrangements through tools and capabilities that enable high-touch, high-quality care for consumers at a lower total cost.

•Participate in Emerging Direct-to-Government Programs. We were one of the first participants in these innovative new programs and in 2023, approximately 62,000 of our value-based consumers are attributable to our ACO REACH business.

COMPETITION

The market for personalized care delivery and provider enablement is highly competitive. Our industry involves evolving regulatory requirements and changing consumer preferences and demands and requires us to adapt accordingly in order to successfully compete. See “Risk Factors – Risks Related to Our Business – We operate in competitive markets within a highly competitive industry” for additional discussion of our risks related to competition.

Our principal competitors vary considerably in type and identity by each market. We compete with other provider enablement companies, as well as medical groups in the markets in which we operate clinics. Our competitors include managed service organizations (“MSOs”), independent physician associations (“IPAs”), and other organizational providers of primary care services, such as Agilon Health, Inc. (“Agilon Health”), Cano Health, Inc. (“Cano Health”), ChenMed LLC (“ChenMed”), Iora Health, Inc. (“Iora Health”), OptumHealth of UnitedHealth Group Incorporated (“OptumHealth”), and Village Practice Management Company, LLC (“VillageMD”). We also compete with other participants in the Medicare Shared Savings Program and other programs designed to bring value-based care to fee-for-service Medicare beneficiaries.

To effectively compete, we believe we must offer increased access to high-quality, affordable healthcare that is tailored to meet the needs of all consumers, no matter their circumstance. We are committed to supporting our patients with inclusive, proactive, and informed care, building a trusted relationship with each patient, and providing personalized touchpoints throughout the healthcare journey. In addition, our suite of services and capabilities positions providers to thrive in performance-based arrangements and capture the full benefits of value-based care. We aim to align the interests of stakeholders across the healthcare ecosystem, including providers, health consumers, and payors, in order to create a seamless, more coordinated healthcare experience that maximizes value for all. We believe in our ability to align the financing and delivery of care while maintaining agility to constantly evolve our model to better serve consumers.

INTELLECTUAL PROPERTY

Our continued growth and success depend, in part, on our ability to protect our intellectual property and internally developed technology. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, and contractual rights (including confidentiality, non-disclosure and assignment-of-invention agreements with our employees, independent contractors, consultants and relevant companies with which we conduct business). We have applied for, and in many instances, obtained registration in the U.S. for a number of trademarks. We pursue trademark registrations to the extent management believes doing so would be the most appropriate and effective means of protecting our brands.

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

GOVERNMENT REGULATION

The provision of healthcare services is a heavily regulated industry. Our business is governed by comprehensive federal, state, and local laws and regulations, including those relating to the healthcare industry, state and federal privacy and data security laws, and laws regarding the direct provision of healthcare and related services to consumers. Our business is subject to various standards relating to, among other things, the provision of healthcare services and licensing requirements, pharmacy care services, and durable medical equipment. In some cases, we are required to apply for, comply with, and maintain various licenses and approvals and we are subject to audits of our operational compliance with the respective laws and regulations. The laws and regulations applicable to our business continue to change and evolve over time. Current proposals and directives to change or modify the implementation of such laws and regulations, whether legislative, regulatory, or in the form of executive orders, create areas of uncertainty and, if such proposals are enacted, the potential for material adverse impacts on our business.

HIPAA and Privacy and Security Laws

We are subject to federal and state laws and regulations that protect the use and disclosure of patient and other personal, sensitive or regulated data. These include the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act, each as amended, and the regulations that implement these laws (collectively “HIPAA”), which created privacy and security standards that limit the use and disclosure of protected health information (“PHI”). HIPAA governs the use and disclosure of PHI and requires covered entities, which include health plans and healthcare providers who transmit health information electronically in connection with certain transactions, and their business associates to implement and maintain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information. In addition, HIPAA imposed obligations on covered entities and business associates with respect to the use and disclosure of PHI, including requirements for written agreements known as business associate agreements and breach notification requirements.

Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach, and such timelines are generally shortened under state law obligations and contractual provisions. Reports must be made to the Department of Health and Human Services Office for Civil Rights and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving personal information. If we experience a breach under HIPAA or state laws, we may be subject to fines, penalties or other regulatory action, and we may face class action or other lawsuits from customers or individuals impacted by the breach. See “Risk Factors - Risks Related to Our Business - Security incidents or breaches, loss of data and other disruptions to our or our third-party service providers’ systems, information technology infrastructure, and networks could compromise sensitive or legally protected information related to our business and our reputation” and “Risk Factors - Risks Related to Legal Proceedings and Governmental Regulations - Our use and disclosure of PII and PHI is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and revenue.”

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

In addition to HIPAA, numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, creation, receipt, transmission, storage, and other processing of PHI and other personally identifiable information (“PII”). Privacy and data security laws and regulations are often uncertain, contradictory and subject to change or differing interpretations. For example, the Department of Health and Human Services has also proposed new regulations on patient access to PHI and substance use disorder records and issued guidance on the use of tracking technologies. The complex, dynamic legal landscape regarding privacy, data protection and information security creates significant compliance challenges for us, potentially restricts our ability to collect, use and disclose data, and exposes us to additional expense, and, if we cannot comply with applicable laws in a timely manner or at all, adverse publicity, harm to our reputation, and liability.

States have adopted additional requirements, including California, where the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA requires covered businesses to provide certain notices and disclosures to California residents, and also gives California residents rights to opt-out of selling their personal information, and to exercise rights such as obtaining access to and requesting deletion of their personal information. Other states have passed their own comprehensive consumer privacy laws that have taken effect, and still other states are considering passing comparable or more restrictive legislation, with comparable or greater penalties for non-compliance, and such requirements could negatively impact our business. Recently, several states have enacted broadly applicable laws to protect the privacy of personal health information. These laws generally require consent for the collection, use or sharing of any “consumer health data”, which is defined as personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health. Additionally, companies that we interact with, such as payors and, have increasingly stringent expectations relating to privacy and security protections for PHI and other PII. We have incurred, and may incur in the future, significant costs to develop new processes and procedures to comply with evolving privacy and security laws, regulations and expectations of third parties. Violations of privacy and security laws and regulations, or of contractual obligations relating to privacy and data security, may result in significant liability and expense, damage to our reputation, or termination of our relationships with payors, our consumers, and other important partners.

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

Federal consumer protection laws may also apply in some instances to our privacy and security practices related to personally identifiable information. The Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, storage, processing, use, retention, disclosure, transfer, disposal and security of information about individuals, including health-related information, and to regulate the presentation of website content. We could be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. For information that is not subject to HIPAA and deemed to be “personal health records”, the FTC may also impose penalties for violations of the Health Breach Notification Rule (“HBNR”) to the extent we are considered a “personal health record-related entity” or “third party service provider.” The FTC has taken several enforcement actions under HBNR and indicated that the FTC will continue to protect consumer privacy through greater use of the agency’s enforcement authorities. As a result, we expect scrutiny by federal and state regulators and others of our collection, use and disclosure of health information.

Our and our vendors’ use of artificial intelligence (“AI”) and machine learning (“ML”) technologies may subject us to growing regulatory obligations, including related to privacy. There is increasing U.S. regulation of AI and other similar uses of technology and in the last few months, the Biden Administration, members of Congress, the FTC, and other federal regulators have expressed interest in regulating AI through executive orders, new legislation, and current enforcement authorities, with attention towards reducing claims denial rates. Further, several states and localities have enacted measures related to the use of AI and ML in products and services. We may have to change our business practices to comply with such obligations. For example, our use of generative AI technologies could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. Depending on how these AI laws and regulations are interpreted, we may have to make changes to our business practices to comply with such obligations. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to retrain our AI/ML, or prevent or limit our use of AI/ML.

Corporate Practice of Medicine and Fee-Splitting Laws

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

The Anti-Kickback Statute, Federal False Claims Laws and Stark Law

Our services are subject to federal and state anti-kickback laws, false claims acts (“FCA”), and other laws related to reimbursement by government programs. A federal law commonly referred to as the “Anti-Kickback Statute” prohibits the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of Medicare or other governmental health program patients or patient care opportunities or in return for the purchase, lease, or order of items or services, or arranging for or recommending the purchase, lease or order of any good, facility, item or service that are covered by Medicare or other federal governmental health programs. The federal Anti-Kickback Statute has been interpreted to apply to, among others, financial arrangements between entities that have the ability to refer and generate business that is subject to healthcare reimbursement. Sanctions for violating federal and state anti-kickback laws may include criminal and civil fines and exclusion from federal and state healthcare programs. While there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not always meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have specific intent or knowledge to violate in order to have committed a violation, and a claim including an item or a service resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA described below.

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

In addition, Section 1877 of the Social Security Act (the “Stark Law”) prohibits physicians, subject to certain exceptions described below, from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician, or an immediate family member, has an ownership or investment interest or with which the physician, or an immediate family member, has entered into a compensation arrangement. We provide certain services that qualify as “designated health services.” Persons or entities found to be in violation of the Stark Law are subject to denial of payment for services furnished pursuant to an improper referral, civil monetary penalties, and exclusion from the Medicare programs.

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

We believe that our operations comply with the Anti-Kickback Statute, the FCA, the Stark Law, and similar federal or state laws addressing fraud and abuse. These laws are subject to modification and changes in interpretation and are enforced by authorities vested with broad discretion. We continually monitor developments in these regulatory areas, and we must operate our business within the requirements of these laws. If these laws change or are interpreted in a manner contrary to our current interpretation or are reinterpreted, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration, or similar issues, we may be required to modify our operations or policies to maintain compliance with such laws. There can be no assurances that any such modification will be possible or, if possible, would not have a material adverse effect on our results of operations, financial position, or cash flows. Violations of any of these laws may result in potentially significant penalties, including criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations.

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

We could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Statute would apply. Due to this area of risk and the possibility of other allegations being brought against us, it is possible that we could face allegations subject to the Civil Monetary Penalty Statute with the potential for a material adverse impact on our business, results of operations and financial condition.

State Regulation of Insurance Companies

Although we exited the commercial health insurance business at the end of the 2022 plan year, we are still completing the run-out and wind down of this business and are required to continue to comply with certain state insurance regulations. While we exited the commercial market in 2023, we must maintain the specified levels of statutory capital and surplus throughout an extended run out period.

The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative authority with respect to all aspects of the insurance business. Most states have adopted rules governing corporate governance, financial reporting, and internal control activities of insurance companies.

In addition, during the run-out period, we continue to be regulated as an insurance holding company and are subject to the insurance holding company laws of the states in which our remaining health insurance subsidiaries are domiciled. These laws and other laws that govern operations of insurance companies contain certain reporting requirements, as well as restrictions on transactions between an insurer and its affiliates, and may restrict the ability of our health insurance subsidiaries to pay dividends to our holding company.

The states of domicile of our remaining health insurance subsidiaries have statutory risk-based capital requirements for insurance companies based on the Risk-Based Capital For Health Organizations Model Act. These risk-based capital requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company must submit a report of its risk-based capital level to the insurance regulator of its state of domicile each calendar year. These laws typically require increasing degrees of regulatory oversight and intervention if a company’s risk-based capital declines below certain thresholds. As of December 31, 2023, the risk-based capital levels of certain of our insurance subsidiaries failed to meet or exceed applicable mandatory risk-based capital requirements, and as a result such subsidiaries are or may be subject to supervision orders under state insurance laws. Such supervision orders require additional reporting as well as approval of certain transactions by our regulators.

Additionally, as a company that directly or indirectly continues to control insurers, we have an obligation to maintain a formal enterprise risk management function and file enterprise risk reports on an annual basis. The enterprise risk management function and reports must address any activity, circumstance, event, or series of events involving the insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer, including anything that would cause the insurer’s risk-based capital to fall below certain threshold levels or that would cause further transaction of business to be hazardous to policyholders or creditors, or the public.

Healthcare Reform

The federal and various state governments have made major changes in the healthcare system in recent years, including the ACA. The ACA significantly reformed healthcare in the United States, including how healthcare services are covered, delivered, and reimbursed. Since then, there have been political and legal efforts to expand, repeal, replace, and modify the ACA. Federal regulatory agencies continue to modify regulations and guidance related to the ACA and markets more broadly, often as a result of presidential directives. We cannot predict how government payors or healthcare consumers might react to federal or state legislation and regulation, whether already enacted or enacted in the future. While we anticipate continued changes with respect to the ACA, either through Congress, court challenges, executive actions, or administrative action, we expect the major portions of the ACA to remain in place and may significantly impact the business operations of our payor partners and, as a result, our business operations and results of operations, including pricing, and the geographies in which our products are available.

Other health reform initiatives, requirements and proposals may impact prices, our competitive position, and our relationships with patients, payors, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, the No Surprises Act imposes new limitations and prohibitions on surprise billing and requires providers to send an insured patient’s health plan a good faith estimate of expected charges, including billing and diagnostic codes, prior to when the patient is scheduled to receive the item or service.

While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. Any failure to successfully implement strategic initiatives that respond to future legislative, regulatory, and executive changes could have a material adverse effect on our business, results of operations and financial condition.

INDEMNIFICATION AND INSURANCE

Our business exposes us to potential liability including, but not limited to, potential liability for (i) breach of contract or negligence claims by our consumers, (ii) medical malpractice and professional negligence, (iii) non-compliance with applicable laws and regulations, including SEC rules and regulations, and (iv) employment-related claims.

To manage our potential liability, we currently maintain property, general liability, umbrella, cyber and privacy liability and other coverage in amounts and on terms deemed adequate by management, based on our actual claims experience and expectations for future claims. We procure additional medical liability insurance to manage any potential liability of the affiliated medical groups we work with through our Consumer Care business. See “Risk Factors – Risks Related to Our Business – Medical liability claims made against us in the future could cause us to incur significant expenses and pay significant damages if not covered by insurance.” Our care providers are otherwise required to maintain their own malpractice insurance. Although we consider our insurance coverage to be adequate, the coverage may not be sufficient for all claims made and such claims may be contested by applicable insurance payors.

HUMAN CAPITAL

We are led by a diverse and talented team of seasoned executives who have extensive experience leading multibillion dollar organizations. We employ a deep bench of healthcare professionals, sales and operations specialists, software engineers and developers, and other subject matter experts. As of December 31, 2023, we employed 1,252 individuals. We believe that our employees are fundamental to the success of our company, and we have built a high-performance environment based on mutual trust, confidence, humility, and inclusion, which provides significant opportunities for our people to grow and be recognized. We work hard to ensure our employees are engaged, and none of our employees are represented by a labor union or party to a collective bargaining agreement.

ADDITIONAL INFORMATION

Our executive offices are located at 9250 NW 36th St Suite 420, Doral, Florida 33178, and our telephone number is (612) 238-1321.

You can access our website at www.neuehealth.com to learn more about our company. From the site you can download and print copies of our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with amendments to those reports. Our reports filed with the SEC also may be found on the SEC’s website at www.sec.gov. You can also download from our website our certificate of incorporation and bylaws; Board of Directors Committee Charters; Code of Conduct; and Corporate Governance Guidelines. We make periodic reports and amendments available, free of charge, on our website, as soon as reasonably practicable after we file or furnish these reports to the SEC. We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. The Company may use its website as a distribution channel of material company information. To request a copy of any of the documents listed above, please submit your request to: NeueHealth, Inc., 8000 Norman Center Drive, Suite 900, Minneapolis, Minnesota 55437, Attn: Corporate Secretary. Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report or any other SEC filings.

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

Risks Related to Our Business

Although we raised capital in 2023, based on our projected cash flows and absent any other action, we will require additional capital, which might not be available on acceptable terms, if at all. If capital is not available to us, our business and financial condition may be impaired, and we may not be able to continue as a going concern.

We have invested heavily in our business. We expect to make additional investments to support our business growth and may require additional capital to respond to business needs, requirements and opportunities, including to develop and enhance new and existing services, enter new markets, further develop our infrastructure, and comply with any statutory capital and risk-based capital requirements. In addition, we may make strategic acquisitions as the opportunities arise, some of which may be material to our operations. Accordingly, although we raised capital in 2023, we may make future commitments of capital resources and may need to engage in additional equity or debt financings to secure additional funds. Whether we issue debt or equity securities will, in part, depend on contractual, legal and other restrictions that may limit our ability to raise additional capital. For example, our New Credit Agreement (as defined in the Indebtedness section of the Results of Operations within Item 7 of this Annual Report) contains, and any agreements governing our future indebtedness may contain, restrictive covenants relating to our financial and operational matters, including covenants that limit the amount of debt we may incur. In addition, we may not be able to obtain additional or sufficient financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited or impaired.

The Company has a history of operating losses, and we generated a net loss of $1.3 billion for the year ended December 31, 2023. Additionally, the Company experienced negative operating cash flows primarily related to our discontinued Bright HealthCare – Commercial segment for the year ended December 31, 2023, requiring additional cash to be infused to satisfy statutory capital requirements. The Company paid $1.5 billion of 2022 related risk adjustment obligations in September 2023, and certain of its insurance subsidiaries entered into repayment agreements for an aggregate amount of $380.2 million with the Centers for Medicare & Medicaid Services’ (“CMS”) with respect to the unpaid amount of risk adjustment obligations. The amount owing under the repayment agreements is due March 15, 2025 and bears interest at a rate of 11.5% per annum. As further described in Note 18, Deconsolidation of Bright Healthcare Insurance Company of Texas, on November 29, 2023, Bright Healthcare Insurance Company of Texas was placed into liquidation and the Texas Department of Insurance was appointed as receiver. Of the $380.8 million of risk adjustment repayment liabilities, $89.6 million of this relates to Bright Healthcare Insurance Company of Texas, leaving $291.1 million as a risk adjustment obligation of the Company and is due within one year following the date the consolidated financial statements are issued. The Company’s IFP discontinued operations also continue to experience negative cash flows through the fourth quarter of 2023 as it continues to pay out the remaining inventory of medical claims.

We closed on the sale of our California Medicare Advantage business effective as of January 1, 2024, resulting in net proceeds of $31.6 million after debt repayment of $274.6 million, cash collateralization of existing letters of credit of $24.1 million, contingent consideration of $110.0 million, estimated net equity adjustment of $57.3 million and other transaction related fees. See Note 5, Short-Term Borrowings for further details around the debt repayment. Further, as described in Note 6, Long-Term Borrowings and Common Stock Warrants, the Company entered into the New Credit Agreement in 2023 and borrowed a total of $66.4 million as of December 31, 2023. While payment isn’t due for more than 12 months, there are no additional amounts currently available for borrowing in these agreements.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The Company declared no dividends from the regulated insurance entities to the parent company during the year ended December 31, 2023. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. As noted further in Note 19, Discontinued Operations, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities. In certain of our other regulated insurance legal entities, we hold surplus levels of risk-based capital, and as we complete the wind-down exercise related to these entities over the next two years, we expect to recapture through dividends and final liquidation actions approximately $110.0 million of cash held in other regulated insurance legal entities as of December 31, 2023.

We believe that the existing cash on hand and investments will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the consolidated financial statements contained in this Annual Report are issued, for items such as IFP risk adjustment payables, medical costs payable, remaining obligation to the deconsolidated entity, and other liabilities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management has implemented a restructuring plan to reduce capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. Additionally, the Company is actively engaged with the Board of Directors and outside advisors to evaluate additional financing. However, the Company may not fully collect the contingent consideration associated with the sale of the California Medicare Advantage business or be able to obtain financing on acceptable terms, as both of these matters will be subject to market conditions that are not fully within the Company’s control. In the event the Company is unable to receive the contingent consideration from the sale of our California Medicare Advantage business to obtain additional financing or take other management actions, among other potential consequences, the Company forecasts we will be unable to satisfy our obligations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Our revised business model and associated corporate restructuring could disrupt our business, may not result in anticipated savings, and could result in total costs and expenses that are greater than expected.

We exited the commercial health care business and Medicare Advantage business outside of California at the end of 2022, and we ceased conducting our Medicare Advantage business in California on January 1, 2024. As a result of these strategic changes, we have significantly restructured our workforce and reduced expenses based on our updated business model.

This restructuring has resulted in the loss of institutional knowledge and expertise, as well as the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operations. These effects could have a material adverse effect on our ability to execute on our updated business model and may be disruptive to our operations. Headcount reductions could cause difficulties in implementing our business strategy and future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. Our future financial performance will depend, in part, on our ability to effectively manage any future growth or restructuring, as applicable. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from this restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition would be adversely affected. Furthermore, we may incur unanticipated charges or make cash payments as a result of this restructuring initiative that were not previously contemplated which could result in an adverse effect on our business or results of operations.

Management action plans in place may not fully alleviate doubt about our ability to continue as a going concern.

We have a history of operating losses. These losses, as well as significant growth in consumers in the Bright HealthCare – Commercial segment over the last few years, which required us to set aside additional cash for equity contributions to maintain minimum regulatory amounts, have reduced the cash available to fund operations. These factors raised significant doubt about our ability to meet future obligations and continue as a going concern. See “- Although we raised capital in 2023, based on our projected cash flows and absent any other action, we will require additional capital, which might not be available on acceptable terms, if at all. If capital is not available to us, our business and financial condition may be impaired, and we may not be able to continue as a going concern.”

In response, we have revised our business model and implemented a restructuring plan to reduce our capital needs and our operating expenses in the future. We have, and continue to, exit excess office space, and terminate or restructure contracts. While the Company believes its restructuring initiatives, along with existing cash and investments, will provide sufficient liquidity to meet its obligations as they come due in the 12 months following the date of this Annual Report, there can be no assurance that such actions will be sufficient or that such actions will fully alleviate the fears of investors and creditors that we may be unable to continue as a going concern. In addition, there can be no assurance that we will not face conditions in the future that raise doubts about our ability to continue as a going concern.

If our new business model is not accepted or is slow to be adopted by the healthcare industry, our growth could be impacted and our business and results of operations could be adversely affected.

The growth of our business will depend on our ability to attract new consumers, third-party payors, and other partners. If we are unable to attract and successfully develop relationships with these participants, we may not be successful in building and growing our business. Also, if we are unable to provide adequate tools and capabilities to support value-based care, to directly manage risk, and to deliver care under value-based arrangements, we may not be able to enter and rapidly scale our NeueCare business across and within markets, or to deliver superior outcomes for consumers. If we are unable to convince new patients of the benefits of our offerings or if potential or existing patients prefer the care provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to grow organically and attract new patients. In addition, our growth strategy is dependent on patients selecting our business as their primary care provider. Our inability to recruit new patients and retain existing patients would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

We may not be able to contract with third-party payors and other partners on favorable terms or at all, or to arrange for the provision of the quality care necessary to attract consumers.

Our strategy requires that we successfully contract with third-party payors and other partners, to manage medical costs and utilization, and to better monitor and ensure the quality of care being delivered.

Our ability to retain existing payors, consumers, and other partners, and diversify and expand our portfolio of services depends on a number of factors, some of which are beyond our direct control. Some of these factors include:

•the ease of third party-payors, consumers and other partners’ adoption of, and enrollment into, our services;
•our ability to seamlessly onboard our third-party payors, consumers and other partners and create a positive overall experience with our services;
•our consumers’ ability to easily use our technology;
•our ability to safeguard our consumers’ data;
•our ability to anticipate and respond to regulatory changes and shifting consumer preferences for healthcare products and services in a timely manner;
•our ability to retain licenses required to conduct our existing business and obtain licensing in new geographies into which we intend to expand; and
•our ability to effectively compete against our competitors, who may provide higher quality levels of care, or may be priced more competitively than our offerings.

Our business also involves contracts with physicians and other healthcare providers to create high-performing networks on behalf of its own risk-bearing organizations (“RBOs”), and on behalf of its third-party payor or IPA clients. If we are unable to contract with physicians and other healthcare providers at all due to regulatory or other restrictions, or at affordable rates and/or in a manner that leads to high-performing networks, it may yield poor financial and quality results for its own RBOs and may result in dissatisfaction amongst our third-party payor clients.

Further, our RBOs rely on a limited number of physician and other provider groups to assume a certain amount of risk, and we depend on the creditworthiness of these groups. These groups are subject to a number of risks including reductions in payment rates from governmental programs, higher than expected health care costs, fewer than expected patients, and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of our partners declines, our credit risk could increase. In 2023, Babylon, one of our ACO REACH partners, declared bankruptcy, resulting in the Company recording $22.4 million in bad debt. Should any more of our partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income.

In addition, although we have long-term contracts with many such provider groups, these contracts may be terminated before their term expires for various reasons, such as loss of required licenses, bankruptcy, or exclusion, suspension or debarment. If any of our contracts with these groups is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results.

Failure to appropriately set our rates or effectively manage our costs could negatively affect our profitability, results of operations and cash flows.

Our managed and affiliated medical groups and MSOs negotiate agreements with third-party payors for which some of our entities serve as RBOs. Our RBOs manage the medical costs and quality metrics on behalf of such payors and are at financial risk for the performance of those payors’ medical costs for consumers attributed to our RBOs. Our ability to manage the financial risk depends on our ability to achieve quality targets and to accurately estimate and manage medical costs, and these estimates contain inherent uncertainties and assumptions, which depend on various factors outside of our control, as described above. Additionally, third-party payors may modify their product mix, benefit designs, or member mix in ways that could limit the ability of our RBOs to effectively manage the financial performance under our risk arrangements. Our failure to effectively drive quality outcomes, optimize financial performance, or manage medical cost spend could negatively impact the profitability and marketability of our business.

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses on an annual basis since our inception, and our net losses have grown as we have invested heavily in our business. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. If we continue to invest to grow our consumer base, diversify our service offerings, and invest in additional assets related to the delivery of healthcare, we expect our operating costs will increase and therefore expect to incur net losses in the near to medium term. We may not achieve the benefits anticipated from these investments, which could be more costly than we currently anticipate, or the realization of these benefits could be delayed. These investments may not result in increased revenue or growth in our business and, accordingly, we may not be able to generate sufficient revenue to offset these cost increases and achieve and sustain profitability. Historical growth should also not be considered indicative of our future performance. If we fail to achieve and sustain growth and profitability, the market price of our common stock could decline.

Our limited operating history makes it difficult to evaluate our business and assess our future prospects.

We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in heavily regulated industries, such as difficulties determining appropriate investments given limited resources, effectively managing growth and efficiently navigating and complying with evolving regulations. Although our updated business model resulted in a reduction of the scale of our business, we still operate multiple businesses in different markets, as well as managing run-out of our insurance plans. Our growth, strategy and ability to achieve and sustain profitability could be negatively impacted if we are unable to effectively manage this complexity. Any inability to manage our business effectively could result in slowing demand for our services, increased competition, a failure to capitalize on growth opportunities or the need to dispose of underperforming business units.

We operate in competitive markets within a highly competitive industry.

The care delivery markets are highly competitive. Competitors across the markets in which we compete are subject to dynamic regulatory requirements and industry expectations, emerging new product and service offerings, and constantly evolving consumer preferences and demands. Our principal competitors for consumers and payor contracts vary considerably in type and identity by market.

Our business currently operates medical groups and competes with other medical groups in the same localities. We also compete with MSOs, IPAs and other organizational entities aggregating and enabling providers to deliver primary care services under value-based care arrangements. These competitors include companies such as Agilon Health, Cano Health, ChenMed, Iora Health, OptumHealth, and VillageMD. In addition, our business participates in the Medicare Shared Savings Program and other government programs designed to bring value-based care to fee-for-service Medicare beneficiaries, and our business competes with other participants in such programs.

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

Furthermore, the healthcare industry in the United States has experienced a substantial amount of consolidation. If our competitors were to be acquired by third parties with greater resources, such as, for example, Oak Street Health’s acquisition by CVS Health, these competitive risks could intensify, and we may face significant challenges in markets that have experienced significant competitor consolidation.

In addition, other companies may enter our markets in the future, or other markets, services or products we choose to enter or be in at the time. We do not believe the barriers to enter our markets are substantial, and new competitors with comparable, better, or differentiated healthcare products or services may emerge, or competitors may develop new approaches to value-based care, which could put us at a competitive disadvantage.

One of the key factors on which we compete for our consumers, especially in uncertain economic environments, is overall cost. If we are unable to compete effectively with our current and potential competitors for market share, we may also see a reduction in the demand for our services. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.

The failure to enter into value-based care agreements with health plans or the renegotiation, non-renewal or termination of such agreements could materially negatively impact our business, results of operations, financial condition and cash flows.

The success of our business is dependent on our ability to enter into value-based care agreements with third-party payors. Even if we are successful at entering into these agreements, such agreements may be subject to renegotiation, and the renegotiated terms may not be as favorable to us. Additionally, under certain of our existing value-based care agreements with third-party payors, the health plan is permitted to modify their benefit designs, their pricing parameters, and the specific terms and conditions governing the value-based arrangement from time to time during the terms of the agreements. If a health plan makes such changes during the term of our agreement, or if we enter into contracts with unfavorable economic terms, we could suffer losses with respect to such contract. In particular, if we enter into capitation or other value-based care contracts with unfavorable terms, or such contracts are amended to include unfavorable terms, we could experience significant losses. Depending on the health plan at issue and the amount of revenue associated with the agreement with the health plan, if the contract permits a renegotiation of the terms triggered by health plan changes, the renegotiated terms or termination could materially negatively impact our business, results of operations, financial condition and cash flows.

Our consumers are concentrated in certain geographic areas and amongst certain populations, exposing us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions in those areas or affecting those populations.

The lives served by NeueHealth are concentrated in Florida and Texas. Unfavorable changes in the regulatory environment for healthcare, unforeseen changes affecting the cost of living, other benefit costs, inflation (including wage inflation), reimbursement rates or increased competition in these states or any other geographic area where our membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results.

If we decide to enter new markets, they may not be as economical to serve as our existing markets.

Due to a variety of factors, such as novel local market dynamics and increased administrative costs relating to compliance with state laws and regulations, we may have difficulty providing the same level and types of healthcare in any new markets as we and our partners currently provide in our established markets for the same cost. If we are unable to adequately price our new services in these markets, if the medical expenses of new consumers are higher than we anticipate, if the market is saturated with significant competition or if the rates of adoption for our business model or the demand for our service offerings in such new geographies are lower than we anticipate, we may not be able to serve those regions while realizing economic results as favorable as those results realized in the markets we currently serve. If we are unable to profitably grow and diversify our membership geographically, our results of operations may be materially and adversely affected.

If we grow rapidly, we may not be able to manage our growth effectively.

Rapid growth would place significant demands on our management team and our operational and financial resources. Sustaining growth will require additional resources to improve our operational, management, and financial controls, which can take time and may require new capabilities in mission-critical areas, to support growth. We have experienced, and may continue to experience, significant personnel changes. Further, as a result of recent headcount reductions, we have fewer resources available to manage the multiple aspects of any growth or expansion of our business.

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

Any future epidemics or pandemics may adversely affect our business and results of operations.

The COVID-19 pandemic adversely affected our business and results of operations. The extent to which any future epidemics or pandemics will impact our business, results of operations and financial condition are unknown. In addition, the long-term impact of the COVID-19 pandemic or any future epidemics or pandemics may not be fully understood or reflected in our results of operations and overall financial condition until future periods.

Risks presented by future epidemics or pandemics include, but may not be limited to, the following:

•Cost of Care. Underlying causes of epidemics and pandemics may disproportionately impact older adults, especially those with chronic illnesses, which may result in increased internal and third-party medical costs. In addition, the long-term health consequences of COVID-19 and other new illnesses are uncertain, which may increase costs.

•Changes to Care. Individuals may be prevented from seeking or be reluctant to seek, non-life-threatening medical care and treatment, including elective procedures. Such reduction in healthcare services may result in reduced fee-for-service revenue, while prevention protocols may increase costs.

•Documentation of Health Conditions. We may not be able to adequately document the health conditions of our consumers, as they may avoid in-person medical visits. Our third-party clients for our MSOs may similarly be unable to adequately document the health conditions of their members. In addition, inaccurate documentation could impact the ability of our MSOs to manage medical costs and quality metrics on behalf of its clients, putting it at greater financial risk and potentially adversely affecting the profitability of our business.

•Operational Disruptions and Heightened Cyber Security and Data Privacy Risks. Future epidemics and pandemics may result in an increase in the number of our employees and those of many of our vendors working from home and conducting work via the internet. If the infrastructure of internet providers required for such work becomes overburdened, unreliable or unavailable, it could result in disruptions, work stoppages, delays, loss of productivity, and general business interruptions, all of which have the potential to harm our business operations, financial condition, and results of operations.

These remote working arrangements can also result in significantly more external touchpoints into our network and lead to a heightened risk of cyber security attacks or data security incidents. As we have grown and continued to operate remotely, and similar to other public companies, we have experienced an increase in attempted cyber-attacks, targeted intrusion, ransomware and phishing campaigns, and the pandemic has created additional difficulties in managing risk in the work-from-home environment. In the last two years, more than one of our third-party suppliers experienced cyber security incidents. See “— Security incidents or breaches, loss of data and other disruptions to our or our third-party service providers’ systems, information technology infrastructure, and networks could compromise sensitive or legally protected information related to our business or consumers, disrupt our business operations, and expose us to liability, which could adversely affect our business and our reputation.”

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

•Market Disruption. Future epidemics and pandemics may create disruptions or turmoil in the credit or financial markets, which could adversely affect the price of our common stock and our ability to access capital on favorable terms and continue to meet our liquidity and any acquisition financing needs.

Large-scale medical emergencies in one or more states in which we operate our business could significantly increase utilization rates, medical costs or risk overwhelming and disrupting our systems.

Large-scale medical emergencies can take many forms which may be associated with widespread illness, medical conditions or general threats to wellness. Currently, our largest markets are in Florida and Texas, which can from time to time be impacted by hurricanes, flooding, earthquakes, wildfires, winter storms and other similar natural events, including as a result of climate change. A significant event of this kind could impact one or more of our markets by affecting outsized portions of our consumer population and require increased medical care or intervention, which could result in an unexpected increase in our medical costs. Other conditions that could impact our consumers include labor shortages in critical need areas, a particularly virulent influenza season, pandemics or epidemics, and other foreign or domestic viruses or new variants of existing viruses for which vaccines may not exist, are not effective, or have not been widely administered. The medical costs and operating costs associated with assisting our consumers in response to any of these large-scale medical emergencies is difficult to predict. However, if one of the states in which we operate were to experience a large-scale natural disaster, a viral epidemic or pandemic, or some other large-scale event affecting the health of a large number of our consumers, our consumer costs in that state could rise, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Large-scale medical emergencies may also adversely impact our managed and affiliated medical groups, causing disruption in patient scheduling; displacement of patients, employees and care management personnel; or force clinics to close entirely for periods of time.

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

Our discontinued insurance plans that are being run out are operated through regulated insurance subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require us to maintain minimum levels of statutory capital, or net worth, as defined by each applicable state. Such states may raise or lower the statutory capital level requirements at will. Our history of losses has generally meant that we have had to infuse more capital into our largest states. The state departments of insurance, or applicable bodies regulating insurance, in any state could require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our consumers.

As of December 31, 2023, the amount of capital in certain of our insurance subsidiaries failed to meet or exceed applicable mandatory risk-based capital requirements, and as a result such subsidiaries are or may become subject to supervision orders under state insurance laws. Such supervision orders require additional reporting as well as approval of certain transactions by our regulators. The scope of these orders may be expanded, we may become subject to additional orders, or both, any of which may harm our ability to execute our business strategy, invest in growth opportunities, and adversely affect our balance sheet and results of operations. On November 29, 2023, Bright Healthcare Insurance Company of Texas was placed into liquidation and the Texas Department of Insurance was appointed as receiver.

In addition, although we no longer offer health plans, if we are unable to withdraw, or are subject to an unexpected delay in withdrawing, the statutory capital in these subsidiaries, this could reduce our available funds, which could harm our ability to execute our business strategy, invest in growth opportunities, and adversely affect our balance sheet and results of operations.

Our RBO businesses may be subject to state regulations that, among other things, require us to maintain minimum capital reserves, as defined by each applicable state in connection with the assumption of financial risk for the performance of attributed consumers.

If we fail to achieve robust brand recognition or are unable to maintain or enhance our reputation, our business, financial condition and results of operations may be adversely affected.

Developing strong brand recognition and maintaining and enhancing our reputation is critical to maintaining our existing relationships and to our ability to attract new consumers, partners and other constituents to our platform. After exiting the health insurance business, we adopted NeueHealth as our corporate brand name. Promoting our new brand requires substantial investments and we anticipate that, as our market remains increasingly competitive, our marketing initiatives may become increasingly expensive and challenging to successfully implement. Attempts to grow our brand and investments in marketing our platform may not be successful or yield increased revenue as we expect, and even if these activities result in increased revenue, the increased revenue may not offset the expenses we incur to achieve such results. In addition, much of our marketing efforts to date have been limited to certain geographic regions and markets where our business operates to ensure an efficient use of resources. If we expand, we will need to spend additional resources to build strong national brand recognition and there can be no assurance that our efforts will be effective. If we do not successfully develop widespread brand recognition and maintain and enhance our reputation, our business may not grow and we could lose our existing relationships, which could harm our business, financial condition and results of operations.

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

We expect that the importance of offering high-quality support to our consumers will increase if we grow or expand our business, add new services or products, and pursue new consumers, care partners, and third-party payors. This has put, and will continue to put, pressure on our ability to maintain high-quality customer support, or a market perception that we do not maintain high-quality user support, could harm our reputation and negatively impact our ability to grow membership, build care partner relationships, and attract third-party payors, which could adversely affect our business, results of operations, and financial condition. Additionally, as our number of consumers, care partners and third-party payors grows, we will need to hire additional support personnel to provide efficient platform support at scale. If we are unable to provide such support, our business, results of operations, financial condition and reputation could be harmed.

Medical liability claims made against us in the future could cause us to incur significant expenses and pay significant damages if not covered by insurance.

The risk of medical liability claims against our managed and affiliated medical groups, as well as against the treating physicians and other medical practitioners, is an inherent part of our business. While we endeavor to carry appropriate levels of insurance covering medical malpractice claims, successful medical liability claims might exceed our insurance coverage or the coverage held by our provider partners, which could make us secondarily liable for such incidents. Furthermore, professional liability insurance, including medical malpractice insurance, is expensive and insurance premiums may increase significantly in the future, especially as we continue to expand our service offerings. As a result, adequate professional liability insurance may not be available to our physicians and other medical practitioners or to us in the future at acceptable costs or at all.

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

In recent years, our business has been and may continue to be affected by various factors and events that are beyond our control. The United States has experienced economic downturns and market volatility, and domestic and worldwide economic conditions remain uncertain. It may be extremely difficult for us, our care partners and our other key constituents to accurately plan future business activities and execute on our business objectives as a result of economic uncertainty and other macroeconomic factors. In addition, global economic conditions and economic uncertainty may cause our consumers to slow spending or care partners to cease partnering with our business, which could ultimately harm our business. Furthermore, during uncertain economic times our consumers may face challenges or delays in obtaining access to funds used to make payments. In addition, our business relies on third parties, and we are susceptible to risks related to the potential financial instability of such third parties, including vendors that provide services to us or to whom we delegate certain functions. If these third-party vendors cease to do business as a result of broader economic conditions or if they become unable to provide us with the level of service we expect, we may not be able to find an alternative service provider in a timely manner, or on acceptable financial terms, which could impact our ability to meet the expectations and needs of our consumers.

We cannot predict the timing, severity or duration of any economic slowdown or the strength or speed of any subsequent recovery generally. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition and results of operations could be materially adversely affected.

We compete for physicians and other healthcare personnel for our business, and shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.

Our business is dependent on the efforts, abilities and experience of employed and contracted physicians, nurse practitioners, registered nurses and other medical professionals. We compete with other healthcare providers, hospitals, clinics, networks and other facilities, in attracting physicians, nurses and medical staff required to support our business. Recruiting and retaining qualified management and support personnel responsible for the daily operations of our business is vital to the continued growth and success of our business, as well as our profitability. In many markets in which we operate, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing our business and all healthcare providers. As a result of this competition, we may need to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We may not be able to attract new physicians and clinical personnel to replace the services of terminating personnel or to service our growing membership.

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

Our ACO REACH business presents unique risks.

We expanded our business into CMS’s ACO REACH model (formally known as the Direct Contracting model) in January 2022, enabling us to target a larger market opportunity, the Medicare fee-for-service (“FFS”) market, which is the largest segment of Medicare. As such, although we have completed two years in the ACO REACH model, we are subject to the risks inherent to the launch of any new business, including the risks that we may not generate sufficient returns to justify our investment, it may take longer or be more costly to achieve the expected benefits from this new program, and that it may require us to, at least initially, divert management attention and other resources from our existing businesses. In connection with our expansion into ACO REACH, we have formed and continue to form relationships with a greater number of physicians, which may pose challenges to scaling quickly, influencing physician behavior and directly engaging beneficiaries, and we may face additional new risks and difficulties, many of which we may not be able to predict or foresee. Any potential future changes to the ACO REACH model may have a significant impact on our ability to carry out our business. Similarly, while ACO REACH is expected to continue through 2026, CMMI can determine to terminate the program at any time, and in some cases may be required to do so. If the program is terminated, we would need to reevaluate our Medicare FFS strategic options, which in turn could reduce the return on our investments and negatively impact our business, financial condition, results of operations and future prospects. Additionally, our ACO REACH participation agreements with CMS permit CMS to take certain actions if CMS determines that any provision may have been violated, including requiring the ACO to provide additional information to CMS, placing the ACO on a monitoring and/or auditing plan developed by CMS, requiring the ACO to terminate its relationship with any other individual or entity performing functions or services related to certain ACO or marketing activities, amending the agreement without the consent of the ACO to take certain actions, including denying, terminating or amending the use of any capitation payment mechanism. CMS may also immediately or with advance notice terminate an ACO REACH participation agreement if CMS determined that the ACO has failed to comply with any term of the agreement or any other Medicare program requirement, rule or regulation or if CMS determines that the ACO has taken or failed to take certain other actions. If our ACO REACH participation agreements were terminated, our business, financial condition, results of operations and future prospects would be negatively impacted.

Our executive officers, directors and holders of 5% or more of our common stock collectively beneficially own, on a fully diluted basis, approximately 59.5% of the outstanding shares of our common stock as of December 31, 2023, and have substantial control over us, which may limit your ability to influence the outcome of important transactions.

Our executive officers, directors and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own, on a fully diluted basis, approximately 59.5% of the outstanding shares of our common stock, as of December 31, 2023. As a result, these stockholders, if acting together, may continue to exercise significant influence over or control matters requiring approval by our stockholders, including the election and removal of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that conflict or differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or by discouraging others from making tender offers for our shares, which may ultimately affect the market price of our common stock.

Risks Related to our Intellectual Property, Information Technology, and Data Privacy

Protecting our intellectual property rights may be expensive and demand management’s attention, and failure to protect or enforce our intellectual property rights could harm our business and results of operations.

We rely on a combination of trade secret, copyright and trademark laws and confidentiality agreements, along with other contractual provisions to protect our proprietary technology and intellectual property rights, including the content and design of our brands and logos, our website, our platform, our software code and our data. We believe that our intellectual property rights are an essential asset of our business and critical to our success. We endeavor to maintain and protect our intellectual property. Despite such efforts, unauthorized parties may attempt to copy aspects of our intellectual property or obtain and use information that we regard as proprietary and, if we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to erode or negate our competitive advantage, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology and delay or render impossible our achievement of profitability. We cannot guarantee that confidentiality agreements we have put into place will not be breached, that we will have adequate remedies in the event of a breach, or that such agreements will adequately protect our intellectual property rights, internally developed technology and other information that we consider proprietary. Moreover, there can be no assurance that our proprietary technology will not be independently developed by competitors or that the intellectual property rights we own or license will provide competitive advantages or will not be challenged or circumvented by our competitors.

Obtaining, maintaining and defending our intellectual property rights can be expensive, and a failure to protect our intellectual property rights in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. In particular, we believe it is important to maintain, protect and enhance our brands. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States. Third parties may challenge our use of our trademarks, oppose our trademark applications, or otherwise impede our efforts to protect our brand. In the event that we are unable to register our trademarks in certain jurisdictions, we could be forced to rebrand our services, which could slow our growth in those jurisdictions, harm our brand recognition, or could require us to devote resources to advertising and marketing new brands.

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

We cannot be certain that the operation of our business does not and will not infringe the intellectual property rights of others, or that third parties will not claim, legitimately or otherwise, that our services infringe their intellectual property rights. Our future success could be affected by claims of intellectual property infringement, whether or not such claims have merit. There may be intellectual property rights held by others that cover important parts of our technologies, content, branding or business methods, and we may be unaware of such rights.

We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of intellectual property rights of third parties by us or our consumers in connection with their use of our services. These claims also could subject us to significant liability for damages and could force us to stop using technology, content, branding or business methods found to be in violation of another party’s intellectual property rights. We might be required or may opt to seek a license for rights to intellectual property rights owned by others, which may be unavailable on commercially reasonable terms, or at all. We could be required to pay significant royalties to license products, increasing our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense, be infeasible or make us less competitive in the market. Such disputes could also disrupt our business, which could adversely impact our consumer satisfaction and ability to attract consumers. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to execute our business strategy. Furthermore, we may be obligated to indemnify other parties as a result of litigation. In the case of infringement or misappropriation caused by technology that we obtain from third parties, the indemnification or other protections we receive from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. Any of these outcomes could have knock-on effects and harm our business and operating results.

We may not be able to maintain the accuracy, integrity or availability of our data.

Our businesses are highly dependent on the accuracy, integrity and availability of the data we generate and use to serve our consumers, care partners and other constituents, and to provide patient care. The volume of healthcare data generated, and the uses of data, including for electronic health records, are rapidly expanding. Our ability to implement new and innovative services, adequately price our services, provide timely and effective service to our consumers and clients and accurately report our results of operations depends on the accuracy and the integrity of the data in our information systems. If the data we rely upon to run our businesses is found to be inaccurate, unreliable or unavailable, we could experience adverse effects on our ability to effectively conduct our business, including our ability to:

•accurately estimate revenue and medical costs;
•collect payments and confirm eligibility of our consumers;
•prevent, detect and control fraud;
•prevent disputes with consumers and network providers;
•prevent errors in medical records;
•manage value-based care contracts;
•prevent regulatory sanctions, scrutiny or penalties; and
•reduce the incurrence of increased operating expenses.

Our enterprise resource planning system may prove ineffective.

We have an enterprise resource planning (“ERP”) system, which includes a system for recording revenue and performing day-to-day business activities, such as accounting, procurement, and supply chain. Our ERP system is key to our ability to execute our strategy, provide important information to management, accurately maintain our books and records, prepare our financial statements in a timely and efficient manner and fulfill our contractual obligations. Our businesses may be disrupted if the system does not work as expected. Such disruptions could impact our ability to make payments timely or accurately to our service providers. This system may also discover or create data integrity problems or other technical issues, which could impact our business or financial results. In addition, periodic or prolonged disruption of our financial functions could result from general use of the ERP system, regular updates or other external factors outside of our control. If unexpected issues arise with our ERP system or related systems or technology infrastructure, our business, results of operations and financial condition could be adversely affected.

The technology systems and platforms we utilize may not operate properly or as we expect them to operate.

We cannot assure you that the technology systems and platforms we use will operate properly or as we expect them to operate. We or our vendors may encounter unforeseen difficulties, such as performance problems, undetected defects or errors, data integrity problems and technical glitches. Any of these issues could impact the user experience and cause us to lose consumers, providers and payors, which could adversely impact our ability to execute on our growth strategy and adversely affect our business and results of operations.

Furthermore, recent trends toward greater consumer and client engagement in healthcare require new and enhanced technologies, including more sophisticated applications for mobile devices. Our information systems and platforms require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing consumer and client preferences.

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

Security incidents and breaches of our infrastructure or our third-party service providers’ infrastructure, including physical or electronic break-ins, computer viruses, ransomware, or other malware, employee or contractor error or malfeasance, can disrupt or shut down our systems, or allow unauthorized access to, or misuse, disclosure, modifications or loss of confidential information, PHI, and other PII, and result in a material adverse impact to our results of operations and business, including our ability to collect payments, process claims, and confirm patient information. Such breaches could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of PHI or other PII, such as HIPAA, the CCPA, and other state and federal laws and regulations. We may also be required to notify government authorities, individuals, the media, and other third parties in connection with a security incident or breach involving PHI or other PII, and could become subject to investigations, consent decrees, resolution agreements, monitoring and similar agreements, and civil penalties. We require business associates and other outsourcing subcontractors who handle consumer and patient information to enter into business associate agreements, if applicable, and to agree to use reasonable efforts to safeguard PHI, other PII and other sensitive information. However, these measures may not adequately protect us from the risks associated with the Processing of such information.

In addition, breaches of our security systems or those systems used by our third-party service providers or other cyber security incidents could also result in the misappropriation of confidential or proprietary information of ourselves, our consumers, our patients, or other third parties; viruses, spyware, ransomware or other malware being served from our network, platform or systems; the deletion or modification of content or the display of unauthorized content on our platform; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions such as denials of service attacks. In 2023, certain of our vendors experienced data security incidents. Upon learning of each such incident, we promptly took steps to cut off access to any of our systems that connected to any systems of such vendor, and took other preventative measures, such as supplementing existing security monitoring, scanning and protective measures, as appropriate. These vendors notified appropriate governmental authorities and impacted parties and individuals, as required. While we did not suffer any material adverse impact as a result of any of these incidents, we may incur significant costs to address or prevent future incidents, implement remedial measures, mitigate violations, and address reputational damage.

We cannot guarantee that our recovery protocols and backup systems or those of our third-party service providers will be sufficient to prevent data loss now or in the future, or that our remedies against third-party service providers will be sufficient to protect us in the event a service provider suffers a security breach or similar incident.

If we and our third-party service providers are not or are perceived to not be able to prevent such security breaches or privacy violations or implement acceptable remedial measures, we and our third-party service providers may be unable to operate our platform, perform our services, provide consumer assistance services, maintain accurate patient medical records, conduct research and development activities, collect, process and prepare company financial information, or provide information about our current and future services. There can be no assurance that we or our third-party service providers will be able to prevent a security incident or that any future incidents will not have a more significant impact on our operations. There is an increased risk that we may experience cyber security-related events such as phishing attacks and other security challenges as a result of our employees and service providers working remotely from non-corporate-managed networks during the ongoing pandemic and beyond. Any future such breaches and violations may result in litigation, fines and penalties, require us to comply with breach notification laws, require us to verify the accuracy of database contents, and expose us to material operating expenses related to investigation, remediation and resolution of claims, all of which could result in increased costs.

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

We rely on a number of third parties to perform certain operational functions and services for us, as well as to support our technology platform and our general services and administration functions. The continued growth of our business will depend, in part, on the ability of these third parties to perform their contractual obligations and our ability to achieve and maintain successful business relationships with these third parties. These third parties include but are not limited to:

•Cloud service providers and internet infrastructure service providers. We rely on cloud service providers and other service providers to host certain aspects of our IT infrastructure. We do not control the operation of our cloud service providers’ infrastructure or the facilities where their servers are located. The level of service provided by cloud service providers or managed data center providers could affect the availability or speed of our platform, which may also impact the usage of, and our consumers’, care partners’ and other constituents’ satisfaction with, our platform and could seriously harm our business and reputation. We also cannot guarantee that the contractual remedies we may have in place with these service providers would be sufficient to cover our losses.

•Software providers. We utilize and integrate software licensed from third parties. However, it is possible that this software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. We also cannot guarantee that the contractual remedies we may have in place with such software providers will adequately protect us in the event such software is modified in a manner such that it can no longer be integrated with our own systems and networks, or if such software includes viruses, malware, other corruptants, or security vulnerabilities that impact our own systems and networks.

While we have entered into agreements with these third-party service providers, they have no obligation to renew their agreements on similar terms or on terms that we find commercially reasonable, or at all. Identifying replacement third-party service providers, and negotiating agreements with them, requires significant time and resources. If any one of our material third-party service providers’ abilities to perform their obligations were impaired, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms, and we may not be able to meet the full demands of our consumers and care partners within the time periods expected, or at all. While we believe we will be able to insource the responsibilities of many of our third-party service providers in the future, there can be no assurance that we will be able to do so in a manner that enables us to meet the demands of our consumers and care partners.

In addition, any shift in business strategy, corporate reorganization, or financial difficulties faced by our third-party providers, such as bankruptcy, may have negative effects on our ability to execute our business strategy. If our third-party providers are unable to keep up with our growing needs for capacity, it could have an adverse effect on our business and reputation, cause us to lose consumers or harm our ability to maintain and grow our other businesses. In the event we make any material changes to our third-party service providers due to changes in our business needs or otherwise, such as mid-year changes or efforts to insource currently outsourced services, we may experience significant operational and service disruptions.

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

Any termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruption or unavailability, and harm our ability to continue to develop, maintain and improve our service offerings. This could reduce our ability to attract care partners, increase our medical costs, hinder expansion of our business, and result in an inability to meet our obligations or require us to seek alternative service providers on less favorable contract terms, any of which could adversely affect our business, brand, reputation or operating results.

Further, the transition of our business model over the last two years has subjected us to an increased number of disputes with service providers, and we expect to continue to be subject to several of these disputes while we are in transition. We cannot guarantee we will resolve these disputes favorably, which could materially negatively impact our business, results of operations, financial condition and cash flows.

Risks Related to our Indebtedness

Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.

As of December 31, 2023, we had $66.4 million borrowed under the New Credit Agreement (as defined in the Indebtedness section of the Results of Operations within Item 7 of this Annual Report), and no remaining availability thereunder. Based on our projected cash flows and absent any other action, we will require additional liquidity to meet our obligations as they come due in the 12 months following the date of this annual report on Form 10-K.

In the event we obtain additional equity or debt financings, the terms of such financings may include covenants we may not be able to meet, which may result in the obligations under such financings being accelerated. In the event we require additional financing, we may not be able to obtain it on acceptable terms, as any potential financing will be subject to market conditions that are not within our control. In the event we are unable to obtain financing or take other management actions to alleviate these concerns, among other potential consequences, we may be unable to satisfy our financial obligations as they become due or continue as a going concern.

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

•the covenants contained in any current or future credit agreement may limit our ability to borrow additional funds, refinance debt, dispose of assets, and make certain investments, and may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

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

In addition, borrowings under credit agreements often bear interest at variable rates based on prevailing conditions in the financial markets, and changes to such variable market rates may affect both the amount of cash we must pay for interest as well as our reported interest expense.

If we are unable to generate sufficient cash flows to pay the interest expense on our debt, future working capital, borrowings, or equity financing may not be available from which to pay or refinance such debt.

Our current credit agreement contains, and any agreements governing future debt issuances may contain, restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with, cure breaches of, or obtain waivers of covenants could result in an acceleration of the maturity date on our indebtedness.

Our current credit agreement contains, and any agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions, or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. Our current credit agreement restricts, subject to certain exceptions, among other things, our ability and the ability of our subsidiaries to:

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

Our or our subsidiaries’ failure to comply with the restrictive covenants described above as well as others contained in our or our subsidiaries’ future debt instruments from time to time could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their maturity. If we are forced to refinance our borrowings on less favorable terms or cannot refinance them, our results of operations and financial condition could be adversely affected. If we were unable to repay or otherwise refinance these borrowings, the lenders under our current credit agreement, and any agreements governing future debt issuances, could force us into bankruptcy or liquidation. Any acceleration of amounts due under our current credit agreement, and any agreements governing future debt issuances, or the exercise by the applicable lenders or agent of their rights under any related security documents, would likely have a material adverse effect on our business.

Risks Related to Legal Proceedings and Governmental Regulations

Modifications or changes to the U.S. health insurance markets, including as a result of legislation, could adversely affect our business and operating results.

Our business operates in the evolving public and private sectors of the U.S. health insurance system, and our future financial performance will depend in part on growth in the market for private health insurance, as well as our ability to adapt to regulatory developments and the development of new state and federal government programs. Such modifications and changes could reduce demand and adversely affect our business. For example, elected officials have introduced proposals to expand the Medicare program, which range from the creation of a new single-payor national health insurance program for all residents to less overarching proposals, including lowering the age of eligibility for the Medicare program, expanding Medicare to a larger population and creating a new public health insurance option that could compete with private insurers. In addition, in some states, legislators have regularly introduced proposals to establish a single-payor or government-run healthcare system at the state level. There is uncertainty regarding whether, when, and what other health reform measures will be adopted, the timing and implementation of alternative provisions, and the impact of alternative provisions on providers, plans, and other healthcare industry participants. Other health reform initiatives and proposals, such as the limitations and prohibitions on surprise billing enacted under the Appropriations Act and price transparency requirements, may impact prices, our competitive position and our relationships with consumers, insurers, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. These and other changes may impact our ability to ensure care partner networks meet evolving standards. Until the details of these evolving requirements and any additional future reform standards are clarified, we are unable to predict the nature and success of such health reform initiatives, which may have an adverse impact on our business. We continue to evaluate the effect that such proposals would have on our business.

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

Our contracts with third-party MA plans and reimbursement from fee-for-service Medicare are subject to changes to the Medicare program.

Our contracts with third-party MA plans are based on published Medicare rates. In addition, our managed and affiliated medical groups receive fee-for-service Medicare reimbursements. As a result, government funding levels for the MA program, as well as the policies and decisions of the federal government regarding the fee-for-service Medicare program have a substantial impact on our profitability and health plan consumer satisfaction. These governmental policies and decisions, which are not within our control, include:

•administrative or legislative changes to base rates or reimbursement policies and methodologies;
•reductions or restrictions in funding of programs;
•limits on the services or types of providers for which Medicare will provide reimbursement;
•expansion of benefits under Medicare without adequate funding;
•changes in methodology for patient assessment and/or determination of payment levels;
•the reduction or elimination of annual rate increases; and
•changes to timing of or delays in reimbursements.

Significant reductions or significant modifications of reimbursement policies and methodologies in the fee-for-service Medicare program could reduce the profitability of our managed and affiliated medical groups. We have no control over these changes, including when or how frequently they are made. These changes may be instituted by statutes, regulations, administrative or executive orders or judicial decisions. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures could result in substantial reductions in our revenue and operating margins with respect to our business. The costs of compliance with any changes could be significant, and if we fail to meet implementation requirements, we could be exposed to fines and payment reductions.

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

Our business is highly regulated, and we are subject to broadly applicable federal and state fraud and abuse and other federal and state healthcare laws and regulations. These laws require significant compliance oversight, which can have the effect of constraining our businesses, financial arrangements and relationships through which we conduct our operations. Laws and regulations which particularly affect our business and operations, include the following:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease or order or arranging for or recommending the purchase, lease or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare. The federal Anti-Kickback Statute has been interpreted to apply to, among others, financial arrangements between entities that have the ability to refer and generate business that is subject to reimbursement under federal healthcare programs. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation, and a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA (described immediately below);

•the federal false claims laws, including the civil FCA, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Further, the FCA can be enforced by private citizens through civil qui tam actions. A claim includes “any request or demand” for money or property presented to the U.S. government;

•the Stark Law provides that physicians, subject to certain exceptions, cannot refer Medicare or Medicaid patients to an entity providing “designated health services” in which such physician, or its immediate family member, has an interest or any compensation arrangement. Medical groups managed by and affiliated with our business provide one or more of these designated health services and as such are subject to the Stark Law. Those found in violation of the Stark Law are subject to denial of payment for services provided through an improper referral, civil monetary penalties and exclusion from the Medicare and Medicaid programs;

•the federal beneficiary inducement civil monetary laws, which generally prohibit giving something of value to an individual if the remuneration is likely to influence that beneficiary’s choice of a particular provider, supplier or practitioner for services covered by applicable federal healthcare programs. A violation of this statute includes fines or exclusion from federal healthcare programs;

•HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program; willingly obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be more restrictive and may apply to healthcare items or services reimbursed by non-governmental third-party payors, including private insurers or by the patients themselves.

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

HIPAA requires healthcare plans and providers — and until our insurance plans are fully run-out, we are both — to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

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

Numerous other federal and state laws protect the processing, security, retention, destruction, confidentiality, availability and integrity of, and may otherwise limit and restrict how we can use, PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our care partners and business associates and potentially exposing us to additional expense, adverse publicity and liability. Recently, several states have enacted broadly applicable laws to protect the privacy of personal health information. These laws generally require consent for the collection, use or sharing of any “consumer health data”, which is defined as personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health. At the federal level, various bills have been introduced in congress seeking to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills/laws, such as consent requirements for sensitive data, data subject rights, and privacy policy requirements. Such laws may have potentially conflicting requirements that would make compliance challenging. Such changes may also require us to modify our services and features and may limit our ability to develop new services and features that make use of the data that we collect about our consumers. We anticipate federal and state regulators to continue to enact legislation related to privacy and cyber security.

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

Furthermore, the FTC and many state attorneys general continue to enforce federal and state consumer protection, health breach notification, and other laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, the FTC has taken enforcement actions based on disclosures of health information to third parties, the failure to limit third-party use of health information, the failure to implement policies and procedures to prevent improper or unauthorized disclosures of health information, and the failure to provide notice and obtain consent before the use and disclosure of health information for advertising. For information that is not subject to HIPAA and deemed to be “personal health records”, the FTC may also impose penalties for violations of the HBNR to the extent we are considered a “personal health record-related entity” or “third party service provider.” There are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations. We cannot yet determine the impact that future laws, regulations and standards may have on our business.

Our and our vendors’ use of artificial intelligence and machine learning in the products they provide to us present regulatory and legal challenges that could negatively affect our business and our reputation.

Our and our vendors’ use of AI and ML technologies and recent technological advances in AI/ML pose risks to us and may subject us to new laws and regulations. While we are committed to responsible use of AI/ML and following applicable laws and regulations, any failure by our employees, contractors or vendors to use AI/ML responsibly and to adhere to such laws and regulations could have a material adverse effect on our business, results of operations, and financial condition. Depending on how such laws and regulations are interpreted, we may have to make changes to our business practices to comply with such obligations. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to retrain our AI/ML, or prevent or limit our use of AI/ML. Our use of AI/ML technologies could also result in additional compliance costs, regulatory investigations and actions, and consumer or other lawsuits. If we or our vendors are unable to use AI/ML, regulators restrict our ability to use AI/ML for certain purposes or our confidential information or PII or PHI becomes part of a dataset that is accessible by other third-party AI/ML applications and uses, it could make our business less efficient, result in competitive disadvantages, and subject us to potential liabilities. To the extent that we rely on or use the output of AI/ML, any inaccuracies, biases or errors could have adverse impacts on us, our business, our results of operations or financial condition. The impact of regulatory and legal risks associated with AI/ML is unknown and the overall impact on our business may be material.

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

Legal proceedings and claims that may arise in the ordinary course of business, such as claims brought by consumers, care partners, third-party payor clients, consultants and vendors in connection with commercial disputes or employment claims made by our current or former associates could strain corporate responses and involve significant costs. In addition, from time to time, we are and may be subject to government requests or investigations, including market conduct examinations and requests for information from, various government agencies, regulatory authorities, state attorneys general and other governmental authorities. In particular, investigating and prosecuting healthcare and other insurance fraud, waste and abuse has been of special interest to government authorities in the United States. With respect to healthcare, fraud, waste and abuse prohibitions constitute a spectrum of activities, such as kickbacks for referral of consumers, fraudulent coding practices, billing for unnecessary medical and/or other covered services, improper marketing and violations of patient privacy rights and Stark Law violations. Regulators have recently increased their scrutiny of healthcare payors and providers under the federal FCA, in particular, and there have been a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

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

From time to time we are subject to various state and federal governmental inspections, reviews, audits and investigations to verify our financial and/or operational compliance with governmental rules and regulations governing the services we sell. Payors and other health care industry participants may have the right to conduct audits of our businesses. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, finding, review, audit or investigation could result in requests for additional information, enforcement actions, corrective action plans, monitoring agreements or other actions, including penalties, fines or other sanctions, and debarment, suspension or exclusion.

The U.S. Department of Justice and the OIG have continuously increased their scrutiny of healthcare payors, providers and Medicare Advantage insurers under the FCA in particular, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

We may in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. In addition, due to our reliance on third-party providers to perform many critical health plan operations, we may not be able to adequately perform pre-delegation audits of such providers’ capabilities and/or adequately monitor and oversee their day-to-day performance of our delegated functions to ensure compliance with applicable laws and regulations. The occurrence of adverse inspections, reviews, audits or investigations or any of the results noted above could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be costly and result in damage to our reputation.

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

For the year ended December 31, 2022, we identified a material weakness related to the control activities component of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 revised internal control integrated framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the Company’s announcement in Q4 2022 to exit the IFP business effective December 31, 2022, and a subsequent decision by management to decrease its focus on performing certain control activities in accordance with policies and procedures. In 2023, the Company made significant efforts to remediate this material weakness, including conducting additional training sessions to communicate expectations, and enhance awareness and understanding of control activities and related responsibilities, creating or enhancing certain policies and procedures for processes where control deficiencies existed, allocating resources from the Company’s discontinued operations to those remaining continuing operations and, remediating certain control activities that were previously identified as deficient.

Despite these efforts, the Company was unable to conclude the material weakness was remediated as of December 31, 2023. The continuation of the Company’s reorganization in 2023 resulted in shifting control owner roles and responsibilities across several areas, and changes in the scope of relevant controls. These changes caused delays with the performance of certain control activities and/or inconsistencies with how those activities were documented, and as a result, control activities did not consistently have sufficient time to demonstrate operational effectiveness.

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

Although we have exited the health insurance market, until the run-out of all of our legacy insurance plans is finished, we will continue to account for health plan activities. Accounting for health plan benefits is complicated and involves the use of estimates, assumptions and judgment. While we spend considerable time establishing our estimates and assumptions, we cannot be certain they will be correct. If our estimates are incorrect or if actual circumstances differ from our assumptions, our results of operations could be negatively affected.

Incurred But Not Reported Claims

Because of the elapsed time between when medical services are actually rendered by care providers and when we receive, process and pay a claim for those medical services, our medical care costs incorporate estimates of our incurred but not reported (“IBNR”) claims. As a result of the uncertainties stemming from the factors used in assumptions we make about expenses incurred, the actual amount of medical expense that we incur may be materially higher or lower than the amount of IBNR claims originally estimated. If our estimates of IBNR claims are inadequate in the future, our reported results of operations would be negatively impacted. Further, our inability to estimate IBNR claims accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Failure to comply with requirements to design, implement and maintain effective internal controls could adversely affect our stock price.

As a public company, we have significant requirements for financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. The rules governing the standards that must be met for our management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Depending on the value of our shares of common stock held by the general public, our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal controls annually.

In connection with the implementation of the necessary procedures and practices related to internal controls over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report.

If we fail to effectively remediate material weaknesses in our internal control over financial reporting, if we identify future material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of SOX, in a timely manner, we may be unable to accurately report our financial results, or report them within the time frames required by the SEC. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that could be deemed to be material weaknesses, and could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified opinion, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had outstanding net operating losses (“NOLs”) of approximately $2.5 billion, which are available to reduce future taxable income. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. In addition, the carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs, research and development tax credit carryforwards and disallowed interest expense carryforwards to offset future taxable income.

Our balance sheet includes significant amounts of intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.

A significant portion of our total assets of continuing operations consists of intangible assets. Intangible assets, net, accounted for approximately 23.1% of total assets of our continuing operations on our consolidated balance sheet as of December 31, 2023. We review intangible assets for impairment whenever events or circumstances make it more likely than not that the carrying value may not be recoverable. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of intangible assets could adversely affect our operating results.

Risks Related to Ownership of Our Common Stock

If we are not in compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”), we may be subject to permanent delisting from the NYSE.

The NYSE continued listing standards require listed companies to maintain minimum market capitalization and stock price levels. If the Company is not in compliance with these standards for certain periods of time, the NYSE will initiate procedures to suspend and delist our common stock. The NYSE can take accelerated delisting action in the event that it determines that our common stock trades at levels that it views to be abnormally low.

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

Our stock price has experienced significant volatility and may change significantly in the future, as a result investors may not be able to resell shares of our common stock at or above the price investors paid or at all, and investors could lose all or part of their investment as a result.

The trading price of our common stock has been, and may continue to be, volatile, and the broader stock market has recently experienced significant volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. Investors may not be able to resell their shares at or above the price they paid for the stock.

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

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws and dependent upon a number of factors, including our earnings, capacity to pay dividends under any agreements governing current or future indebtedness, and overall financial condition. In addition, our ability to pay dividends in the future depends in part on the earnings and distributions of funds from our health insurance subsidiaries. Applicable state insurance laws restrict the ability of such health insurance subsidiaries to declare dividends and require our health insurance subsidiaries to maintain specified levels of statutory capital and surplus. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

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

Our management may use the proceeds of any financings in ways with which you may disagree or that may not be profitable.

We generally have broad discretion as to the application of the net proceeds of capital we raise and can use them for purposes other than those contemplated by us at the time of such financings. You may not agree with the manner in which our management chooses to allocate and use these net proceeds. Our management may use the proceeds for corporate purposes that may not increase our profitability or otherwise result in the creation of stockholder value. In addition, pending our use of the proceeds, we may invest the proceeds primarily in instruments that do not produce significant income or that may lose value.

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

These provisions will provide for, among other things:

•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•advance notice requirements for stockholder proposals.

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

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of our company to the Company or our stockholders, (iii) action asserting a claim against the Company or any current or former director, officer, employee or stockholder of the Company arising pursuant to any provision of the Delaware General Corporation Law, or our amended and restated certificate of incorporation or our amended and restated bylaws (as either might be amended from time to time) or (iv) action asserting a claim governed by the internal affairs doctrine of the State of Delaware. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States of America. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. Although our amended and restated certificate of incorporation contains the exclusive forum provision described above, it is possible that a court could find that such a provision is inapplicable for a particular claim or action or that such provision is unenforceable. Our exclusive forum provision does not relieve the Company of its duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

Risks Related to Investing in Our Common Stock

Issuance of shares of our common stock in connection with the conversion of our outstanding Preferred Stock, or the exercise of outstanding warrants, would cause substantial dilution, which could materially affect the trading price of our common stock and earnings per share. Certain holders of our Preferred Stock and warrants own a significant percentage of our capital stock and may be able to influence certain corporate matters.

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

Any conversion of the Preferred Stock into common stock or exercise of any warrants to purchase our common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, we granted the holders of Preferred Stock registration rights in respect of the Preferred Stock and any shares of common stock issued upon conversion thereof. Holders of Preferred Stock that hold warrants also have registration rights covering the common stock issuable upon exercise of their warrants. These registration rights could facilitate the resale of such securities into the public market, and any resale of these securities would increase the number of shares of our common stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

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

As a publicly traded company, we incur additional legal, accounting, and other expenses that we did not previously incur. Although we are currently unable to estimate these costs with any degree of certainty, they may be material in amount. In addition, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules of the SEC, and the NYSE stock exchange on which our shares of common stock are listed, have imposed various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur additional costs to maintain the same or similar coverage.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Risk is an inherent component of the Company’s strategic activities and operating environment. The ability to effectively identify, assess, measure, respond, monitor, and report on risks is critical to the achievement of the Company’s mission and strategic objectives. Cybersecurity risk, including the risk of managing cybersecurity threats, is a key risk integrated into our enterprise risk management (“ERM”) program and processes. In addition to cybersecurity risk being included in our annual enterprise risk assessment process, other cybersecurity-related risk assessments, such as threat and vulnerability assessments, are performed regularly. Cybersecurity risk is also considered in the Company’s annual fraud risk assessment.

Annually, the Company completes a National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) maturity assessment to identify and evaluate the areas of strength and opportunities for improvement. These maturity assessments, which are performed leveraging independent third-party advisors or through self-assessments, evaluate the organization’s cyber maturity based on predefined standards and criteria (e.g., NIST Special Publication (SP) 800-66). Results of these assessments commonly set the roadmap for future cybersecurity improvement initiatives.

Additionally, for third party vendors providing services to the Company, a security risk assessment is completed during vendor due diligence, before execution of agreements. The assessment evaluates, among other areas, the vendors’ data security, access identity, endpoint protection and incident management and response capabilities. Vendors are required to either complete a security questionnaire based on the HIPAA Security Rule requirements or provide evidence of a current Service Organization Control report completed by a third-party, Health Information Trust Alliance certification, or similar security and compliance attestation. These risk assessments are refreshed regularly during the duration of an agreement with the vendor, and the results can be used to influence the vendor to make improvements where weaknesses in their security and compliance measures are identified.

Governance

Board of Directors

The Board of Directors has direct responsibility for the risk profile of the Company, as defined by the requirements of the shareholders. Inherently included in the Company’s risk profile is the risk of cybersecurity threats. The Audit Committee of the Board of Directors has been delegated the responsibility to oversee the management of risks for the Company, including those pertaining to cybersecurity. The Audit Committee is responsible for:

•Providing oversight of risks, including but not limited to finance, operations, information technology and information security, privacy, legal and regulatory.
•Meeting periodically with management to review the Company’s significant risks and the steps management has taken to monitor, control or mitigate such risks.
•Reviewing required disclosures pertaining to risks.

Cybersecurity risk is a standing agenda topic at quarterly Audit Committee meetings. Common topics discussed include, but are not limited to, cybersecurity risks, threats and vulnerabilities, and the related monitoring activities, as well as progress made with the Company’s information security roadmap. The Audit Committee is apprised of the results of cybersecurity risk assessment and prevention/detection activities (e.g., vulnerability scanning, penetration testing, security awareness training) as well as any changes to cybersecurity laws and regulations, current leading practices, and the changing threat landscape.

Annually, the results of the Company’s enterprise risk assessment are presented to the Audit Committee. These results include a discussion on the top enterprise risks (including, when appropriate, cybersecurity risk) identified through the enterprise risk assessment process, controls in place to address the risks, as well as the mitigation plans management will take to address any uncontrolled risks.

Following most Audit Committee meetings, the Chair of the Audit Committee provides an update to the full Board of Directors at the Board’s next regularly scheduled meeting. It is through this update where the Board of Directors would be apprised of any material risks or threats, including those pertaining to cybersecurity matters.

Management

Management of risks, including risks of cybersecurity threats, is delegated to the Company’s Head of Information Security, who reports administratively to the Chief Information Officer and has informal reporting relationships with the General Counsel and Chief Audit Executive. The Head of Information Security has over 30 years of information technology and security experience with assessing and managing cybersecurity threats and is responsible for the day-to-day information security program objectives. The Head of Information Security is also responsible for attending quarterly Audit Committee meetings and reporting results of the cybersecurity program to the Audit Committee, including results of preventative activities (e.g. endpoint protection, security training), ongoing monitoring activities (e.g., vulnerability testing), and remediation activities (e.g., issues identified through audits and assessment activities).

The Head of Information Security utilizes various tools and resources to manage and monitor cybersecurity threats, vulnerabilities, and incidents, most of which are delivered through third-party solutions. Examples include, but are not limited to:

•Endpoint and network device vulnerability identification and scanning
•Internal and external penetration testing services with an emphasis on on-premise and cloud security
•Security training and awareness, with an emphasis on phishing threats
•Third-party security risk assessments
•NIST CSF assessment tools
•Security information and event management for monitoring infrastructure events.

The Company’s enterprise threat and vulnerability identification and detection capabilities operate on an ongoing basis, with results reported to Information Security daily. The capabilities utilize endpoint sensors and network scanning to meet and maintain leading bad actor tactics and techniques, including machine learning and artificial intelligence, to protect against potential malicious threats or other potentially unwanted programs or identity abuse, including privilege escalation or abuse of least privilege access enforced by the Company. The information gathered by the Head of Information Security through these activities, through assessment results provided by cybersecurity consultants or advisors, as well as through gathering cyber-risk landscape insights from various other third-party sources, informs the Company’s assessment of the risk of cybersecurity threats.

Finally, the Company’s Disclosure Committee is responsible for assisting the CEO, CFO and Audit Committee to prepare SEC-required disclosures, confirming the Company’s disclosure controls and procedures are properly implemented and asserting the accurate, complete, timely and fair presentation of public disclosures. The Disclosure Committee is comprised of the Company’s CFO, Chief Accounting Officer, General Counsel, Chief Audit Executive, Head of Information Security, and senior members of our external reporting, financial planning and analysis, and tax departments. The Disclosure Committee meets quarterly prior to the issuance of required quarterly SEC filings, and in these meetings relevant cybersecurity risks would be discussed.

Based on the Company’s most recent assessments of cybersecurity risk, as of the date of this Form 10-K, we are not aware of any risk from cybersecurity threats that has caused or is reasonably likely to cause a material effect on the Company’s business strategy, results of operations, or financial condition. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor under the caption “Risks Related to our Intellectual Property, Information Technology, and Data Privacy” included in Part I, Item 1A. - Risk Factors” in this Form 10-K.

ITEM 2. PROPERTIES

We have four corporate offices across the U.S., including our corporate headquarters in Doral, Florida and a key administrative office in Minnesota. We lease or sublease all of our corporate offices, which serve both our NeueCare and NeueSolutions segments. We also lease 73 properties in two states for our medical offices and clinics.

We believe that our facilities are adequate for our current operations, however we are continuously assessing the facilities necessary to support our ongoing business.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information included under the caption “Legal Proceedings” in Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers as of March 12, 2024, including the business experience of each executive officer during the past five years:

Name	Age	Position
G. Mike Mikan	52	Chief Executive Officer, President and Director
Jay Matushak	50	Chief Financial Officer
Tomas Orozco	48	Executive Vice President, NeueHealth
Jeff Craig	41	General Counsel and Corporate Secretary

G. Mike Mikan has served as our Chief Executive Officer and President since April 2020. Mr. Mikan joined as our Vice Chairman and President in January 2019. Prior to joining NeueHealth, Mr. Mikan served as Chairman and Chief Executive Officer of Shot-Rock Capital, LLC, a private investment firm, from January 2015 until December 2018. From January 2013 until December 2014, he served as President of ESL Investments, Inc. Mr. Mikan served as the Interim Chief Executive Officer of Best Buy Co., Inc. from April 2012 until September 2012. From November 1998 through February 2012, he served in various executive positions at UnitedHealth Group, Inc., including as Chief Financial Officer and as Chief Executive Officer of UnitedHealth Group’s Optum subsidiary. Mr. Mikan serves as a director of AutoNation, Inc.

Jay Matushak has served as our Chief Financial Officer since May 2023. Mr. Matushak previously served as Senior Vice President, Bright HealthCare, from November 2022 to May 2023, as Chief Financial Officer of Bright HealthCare from May 2022 to November 2022, as interim Chief Executive Officer of Bright HealthCare from February 2022 to May 2022, and as Chief Financial Officer of Bright HealthCare from October 2021 to February 2022. Before joining NeueHealth, Mr. Matushak served as the Chief Financial Officer of Blue Cross Blue Shield of Minnesota from April 2015 to October 2021. Prior to Blue Cross Blue Shield of Minnesota, Mr. Matushak spent fifteen years at UnitedHealth Group in various financial leadership roles within Optum and UnitedHealthcare

Tomas Orozco has served as Executive Vice President for NeueHealth since November 2023. Prior to that, Tomas served as the Chief Executive Officer of Centrum Medical Holdings, LLC (“Centrum”) since August of 2021. Tomas was the Regional President for Elevance Health overseeing the Medicare line of business across the east coast from August 2017 to January 2021. Prior to this, he served as President of Elevance Health’s Florida Medicare Advantage business. Prior to Elevance Health, Tomas held senior executive roles at various health plans that were portfolio companies of MBF Healthcare Partners, a leading private equity firm concentrated in healthcare.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELEASED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NEUE”.

Holders of our Common Stock

As of March 12, 2024, there were 175 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid dividends, and we currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support the operations of our business. Any determination to declare dividends in the future will be at the discretion of our board of directors, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capacity to pay dividends under our credit agreement, capital requirements and overall financial condition. In addition, our ability to pay dividends in the future depends in part on the earnings and distributions of funds from our health insurance subsidiaries. Applicable state insurance laws restrict the ability of such health insurance subsidiaries to declare stockholder dividends and require our health insurance subsidiaries to maintain specified levels of statutory capital and surplus. While we exited the commercial market in 2023, we must maintain the specified levels of statutory capital and surplus throughout an extended runout period. If we elect to pay dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time.

Sales of Unregistered Securities

On December 6, 2021 the Company entered into an Investment Agreement (as amended through the date hereof, the “Series A Investment Agreement”) with certain subsidiaries of Cigna Corporation and certain affiliates of New Enterprise Associates (collectively, the “Series A Purchasers”), relating to the issuance and sale by the Company to the Purchasers of 750,000 shares of the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $750.0 million, or $1,000 per share (the “Series A Issuance”). The Series A Issuance was consummated on January 3, 2022. The Series A Issuance was undertaken in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof. No advertising or general solicitation was employed relating to the Issuance.

We entered into an investment agreement as of October 10, 2022 with certain purchasers (as amended through the date hereof, the “Series B Investment Agreement”) with certain purchasers (collectively, the “Series B Purchasers”), relating to the issuance and sale by the Company to the Series B Purchasers of 175,000 shares of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”), for an aggregate purchase price of $175.0 million, or $1,000 per share (the “Series B Issuance”). On October 17, 2022, the Series B Issuance was consummated. In connection with the closing of the Series B Issuance, the terms of the Series A Preferred Stock were amended to provide for a weighted average anti-dilution adjustment in connection with issuances of equity-linked securities with a purchase or conversion price less than the optional conversion price of the Series A Preferred Stock. The Series B Issuance was undertaken in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof. No advertising or general solicitation was employed relating to the Series B Issuance.

On August 4, 2023, we entered into a warrantholders agreement (the “NEA Warrantholders Agreement”) with NEA 18 Venture Growth Equity, L.P. (“NEA”) and the lenders from time to time party thereto, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of 1,656,789 warrants at a fair market value of $15.12 (closing share price on August 4th, 2023 minus the $0.01 exercise price). The NEA Warrantholders Agreement was entered into in conjunction with a $60.0 million credit agreement with NEA at a weighted-average effective interest rate of 15.00%. On October 2, 2023, we entered into a warrantholders agreement (the “CalSTRS Warrantholders Agreement”) with California State Teachers’ Retirement System, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of 176,724 warrants at a fair market value of $5.80 (closing share price on October 2, 2023 minus the $0.01 exercise price). The CalSTRS Warrantholders Agreement was entered into in conjunction with a $6.4 million credit agreement with CalSTRS at a weighted-average effective interest rate of 15.00%. The warrants do not contain any exercise contingencies and expire on the fifth anniversary of the first closing date.

The issuance of the warrants was undertaken in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof. No advertising or general solicitation was employed relating to the issuance of the warrants. In connection with the issuance of the warrants, the terms of the Preferred Stock were amended to provide for a weighted average anti-dilution adjustment in connection with issuances of equity-linked securities with a purchase or conversion price less than the optional conversion price of the Preferred Stock.

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

Business Overview

NeueHealth, Inc. was founded in 2015 to transform healthcare. Although the business has evolved, our commitment to making high-quality, coordinated healthcare accessible and affordable to all populations remains unchanged. NeueHealth consists of two reportable segments within our continuing operations: NeueCare and NeueSolutions. Additionally, we have two reportable segments in our discontinued operations: Bright HealthCare and Bright HealthCare – Commercial.

NeueCare (formerly Care Delivery within Consumer Care). Our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across the ACA Marketplace, Medicare, and Medicaid. NeueCare aims to significantly reduce the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of December 2023, NeueCare delivers high-quality in-person and virtual clinical care through its 73 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, NeueCare maintained approximately 336,000 consumers, inclusive of 293,000 value-based care consumers and 43,000 fee-for-service consumers.

NeueSolutions (formerly Care Solutions within Consumer Care). Our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements. As of December 31, 2023, NeueSolutions had approximately 62,000 value-based care consumers attributed to its REACH ACOs and 106,000 enablement services lives.

Bright HealthCare. Included in our discontinued operations, our California Medicare Advantage business partnered with a tight group of aligned providers in California. On June 30, 2023, the Company entered into the Molina Purchase Agreement to sell its California Medicare Advantage business, which consists of Brand New Day and Central Health Plan. The transaction was consummated in January 2024.

Bright HealthCare – Commercial. Included in our discontinued operations, our Commercial healthcare financing and distribution business focused on commercial plans. In October 2022, we announced that we would no longer offer commercial health plans effective as of the end of 2022.

Key Factors Affecting Our Performance

NeueHealth is focused on our mission to connect and align the best local resources in healthcare delivery with the financing of care, driving a superior consumer experience, reducing systemic waste, lowering costs, and optimizing clinical outcomes creating tangible value for all of our customers – payors, consumers, providers. We believe that the growth and future success of our business depends on executing against a number of key factors described below:

•Expanding our presence in core, highly attractive, growing Florida and Texas markets through capacity and service expansions, accretive tuck-in clinic acquisitions, and membership growth initiatives.

•Increasing access to high-quality healthcare for all through growth in new markets, leveraging proven aligned care model to provide payor-agnostic, value-driven care.

•Leveraging enablement solutions as platform for growth in managing underserved populations.

•Expanding our provider partnerships, meeting providers where they are and enabling them to thrive in performance-based arrangements.

•Building on longstanding relationships with existing payors, while also prioritizing engagement and growth with new payors.

•Continuing to drive strong results in ACO REACH, and our ability to align with high-performing providers through the program.

•Executing on the efficient run-off of our Bright Healthcare – Commercial business and recapturing excess regulatory capital.

•Continued right-sizing of our administrative overhead costs to reflect the changes in our legacy businesses and the new organization.

•Securing additional capital to meet our near-term liquidity requirements.

Components of Our Results of Operations

Revenue

Capitated revenue

Capitated revenue represents revenue under value-based arrangements entered into by NeueCare’s affiliated medical groups in which the responsibility for control of an attributed patient’s medical care is partially or wholly transferred to such medical groups. Such revenue includes capitation payments, as well as quality incentive payments, and shared savings distributions payable upon achievement of certain financial and quality metrics. Value-based revenue aligns incentives between the payor, the payor’s consumers, and NeueHealth.

ACO REACH revenue

ACO REACH revenue represents the revenue from participation in CMS’s ACO REACH program within our NeueSolutions segment. ACOs participate in the ACO REACH Model and assume full risk for the total cost of care of aligned beneficiaries. As part of our participation in the ACO REACH Model, we are guaranteeing the performance of our participating and preferred providers. The intention of the ACO REACH Model is to align and enhance the quality of care for Medicare FFS beneficiaries, while supporting a focus on complex, chronically ill patients, and encouraging physician organizations that have not typically participated in Medicare FFS programs to serve Medicare FFS beneficiaries.

Service revenue

Service revenue primarily represents revenue from fee-for-service payments received by NeueCare’s affiliated medical groups. These include patient copayments and deductibles collected directly from patients and payments from third-party payors based upon contractual terms that define the fee-for-service reimbursement for specific procedures performed.

Investment income

The sources of investment income are interest income and realized gains and losses derived from the Company’s investment portfolio that is comprised primarily of money market funds and certificates of deposit.

Operating Expenses

Medical costs

Medical costs of our continuing business are medical costs we assume from our third-party payor partners associated with our attributed value-based care consumers under full risk delegation arrangements. Medical costs consist of reimbursements to providers for medical services, risk share payments to payors, and quality incentive, management fees and shared savings compensation to providers net of any reinsurance recoveries. The Company contracts with hospitals, physicians and other providers of healthcare primarily within its exclusive provider networks under fee-for-service and value-based arrangements. The majority of medical costs in 2023 fall under CMS FFS where CMS is paying the claims but NeueHealth is held liable in ACO risk sharing with CMS. Reinsurance arrangements enable us to cede a specified percent of our premiums and claims to our third-party reinsurers. Under such contracts, the reinsurer is paid to cover claims-related losses over a specified amount, which mitigates catastrophic risk. We make quality incentive and shared savings compensation payments to certain providers in accordance with the terms of the contractual arrangement upon the achievement of certain financial and quality metrics.

For value-based arrangements in which we bear limited risk, we recognize revenue on a net basis. Medical costs incurred from these arrangements are presented net of the associated capitated revenue.

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

Restructuring Charges

Restructuring charges are comprised of employee termination benefits, long-lived asset impairments and contract termination costs. The charges included within our continuing operations are those not directly attributable to our decisions to sell our California Medicare Advantage business or to exit the Commercial business for the 2023 plan year.

Goodwill Impairment

Goodwill impairment within our continuing operations is comprised of the full impairment of the goodwill assigned to our NeueCare reporting unit. Due to the decline in our stock price and market capitalization the carrying value of the NeueCare reporting unit exceeded its estimated fair value which was determined using a combination of discounted cash flows and market multiples.

Depreciation and Amortization

Depreciation and amortization consist of depreciation of property, equipment and capitalized software, as well as amortization of definite-lived intangible assets acquired in business combinations, including customer relationships and trade names.

Other Income and Expenses

Interest Expense

Interest expense consists of interest payments on credit facilities.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of changes to our current and deferred federal tax assets and liabilities net of applicable valuation allowances.

Loss from Discontinued Operations

Bright HealthCare - Commercial premium revenue

In 2023, premium revenue for Bright HealthCare - Commercial, within discontinued operations, consists of retroactive adjustments to Advance Premium Tax Credit subsidies that are based on consumers’ income levels and compensated directly by the federal government, as well as adjustments related to the ACA risk adjustment program, which adjusts premium revenue based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses. The 2022 premium revenue was predominantly derived from individual and family plan insurance contracts of Bright HealthCare - Commercial, within the scope of ASC 944, Financial Services - Insurance.

Bright HealthCare - premium revenue

The sources of premium revenue for Bright HealthCare, within discontinued operations, are Medicare Part C premiums related to consumers’ medical benefit coverage and Part D premiums related to consumers’ prescription drug benefit coverage. Medicare Part C premiums are comprised of CMS monthly capitation premiums that are risk adjusted based on CMS defined formulas using consumers’ demographics and prior-year medical diagnoses. Medicare Part D premiums are comprised of CMS monthly capitation premiums that are risk adjusted, consumer billed premiums and CMS low-income premium subsidies for the Company’s insurance risk coverage. Medicare Part D premiums are subject to risk sharing with CMS under the risk corridor provisions based on profitability of the Part D benefit.

Investment income

The sources of investment income are interest income and realized gains and losses derived from the Company’s investment portfolio that is comprised of debt securities of the U.S. government and other government agencies, corporate investment grade, money market funds and various other securities.

Medical costs

Medical costs within discontinued operations consist of reimbursements to providers for medical services, costs of prescription drugs, supplemental benefits, reinsurance and quality incentive and shared savings compensation to providers in relation to our Medicare Advantage business and the run out of our Commercial products. The Company contracted with hospitals, physicians and other providers of healthcare primarily within its exclusive provider networks under fee-for-service and value-based arrangements. Emergency medical services incurred out-of-network are a covered benefit to consumers and reimbursed to providers according to the Company’s payment policies that are based on applicable regulations. Prescription drug costs were determined based on the contracts with our pharmacy benefits managers, which includes pharmacy rebates that are received for certain drug utilization levels or contracted minimums. Dental, vision, and other supplemental medical services are provided to consumers under capitated arrangements. Reinsurance arrangements enable us to cede a specified percent of our premiums and claims to our third-party reinsurers. Under such contracts, the reinsurer is paid to cover claims-related losses over a specified amount, which mitigates catastrophic risk. We make quality incentive and shared savings compensation payments to certain providers in accordance with the terms of the contractual arrangement upon the achievement of certain financial and quality metrics.

Operating Costs

Operating costs within discontinued operations are direct expenses primarily incurred in the operation of our California Medicare Advantage business and support of the runout operations of our Commercial business. These include employee compensation for salaries and related benefit costs, outsourced vendor contracted service and technology fees, professional services, technological infrastructure and service fees and other administrative expenses.

Restructuring Charges

Restructuring charges are comprised of employee termination benefits, long-lived asset impairments and contract termination costs. The charges included within our discontinued operations are those directly attributable to our decisions to sell our California Medicare Advantage business or to exit the Commercial business.

Goodwill Impairment

Goodwill impairment within our discontinued operations is comprised of the impairment of our Bright HealthCare reporting unit. This impairment was driven by the $100.0 million decrease in the purchase price and additional contingencies and Tangible Net Equity (“TNE”) adjustments in connection with the sale of our California Medicare Advantage business. To estimate the fair value of the Bright HealthCare reporting unit we reduced the $500.0 million purchase price by $175.8 million, the amount subject to contingencies and TNE adjustments that create uncertainties in what will be the final adjusted purchase prices as well as the transaction costs incurred to complete the sale. As the carrying value of the Bright HealthCare reporting unit exceeded the calculated fair value, we recognized an impairment of our goodwill.

Business Update

Although our business has evolved over the last few years, our core beliefs have not changed. Since our founding, we have been committed to uniquely aligning the interests of payors, providers, and consumers to deliver a better healthcare experience for all. The healthcare industry continues to evolve and shift towards value-based care. We are confident in the future of our differentiated, value-driven care model focused on our two go-forward business segments, NeueCare and NeueSolutions.

NeueCare

Our NeueCare segment is focused on delivering value-driven, consumer-centric care through our owned clinics and partnerships with affiliated providers. Our model is differentiated, and we’ve shown that when we tightly align the interests of stakeholders clinically, financially, and through data and technology, we can drive differentiated value and deliver a truly personalized care experience that’s tailored to meet the needs of each consumer.
In 2024, we expect to continue to drive growth in our NeueCare segment, strengthening relationships with our existing payor partners, engaging in new payor partnerships, and continuing to attract and retain consumers through our value-driven model. We see our ability to effectively manage a diverse population mix – agnostic of product category – as a key differentiator that will fuel future growth.

NeueSolutions

Our NeueSolutions segment is our provider enablement business focused on partnering with independent providers and medical groups to enable them to succeed in performance-based arrangements. NeueSolutions also supports our NeueCare business with care management, referral management, and other population health tools and capabilities. This business reflects our core and overarching focus on aligning interests to maximize value for all and represents a significant growth opportunity as more providers look to enter risk-bearing arrangements. We believe NeueSolutions provides a strong platform for our Company to continue to grow, enter new provider partnerships and manage a diverse population base. Specifically, we see growth opportunities to serve additional Medicaid consumers in partnership with Federally Qualified Health Centers and other provider groups.

In our ACO REACH business, we encountered some headwinds that impacted our results in 2023, including the bankruptcy filing of one of our ACO REACH care partners and the impacts of CMS adjustments to financial benchmarks, notably the Coding Intensity Factor. Excluding these factors, our REACH ACOs’ performance was in-line with expectations. For 2024, we re-evaluated the participating providers in our ACOs and did not renew the contracts of underperforming groups. We also added new strategic provider partners more closely aligned with our goals. As a result, we expect to have greater insight into the returning population of Medicare beneficiaries we are managing and a more optimal partner mix.

We are seeing strong growth opportunities on the provider enablement side of NeueSolutions. During the fourth quarter, we secured new partnerships with provider groups, increasing the lives we are serving to over 106,000. This growth is significant and shows the value providers see in our partnership and deep experience in managing diverse populations in performance-based arrangements. We see our provider enablement and ACO REACH businesses as complementary with each driving future growth opportunities for the other.

Sale of California MA Business

On January 1, 2024, we closed the sale of our California Medicare Advantage business, which consisted of Brand New Day and Central Health Plan, to Molina. Concurrent with the close of the sale, we also announced that we made the final repayment on our amended credit facility with J.P. Morgan as administrative agent. This eliminated the Company’s secured debt and was a significant step as it allows us to further focus on our value-driven care delivery and provider enablement business.

We believe our differentiated care model and ability to serve all populations in performance-based arrangements puts us in a strong position to capture this growing opportunity in 2024 and beyond.

Key Metrics and Non-GAAP Financial Measures

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table provides the approximate numbers of consumers and patients served as of December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Value-Based Care Consumers (1)	355,000	117,000
Enablement Services Lives	106,000	—
(1) The value-based care consumers at December 31, 2022 have been recast for comparability to exclude consumers attributable to our Bright HealthCare - Commercial business that we exited beginning in 2023.

Key Metrics

Value-Based Care Consumers

Value-based care consumers are consumers attributed to providers contracted under various value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our NeueHealth owned or affiliated medical groups. We believe growth in the number of value-based care consumers is a key indicator of the performance of our NeueHealth business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth. We saw a year over year increase in value-based care consumers of approximately 238,000 consumers. Our focus is to continue to grow the number of value-based care consumers through third-party payor relationships.

Enablement Services Lives

Enablement services lives represent members attributed to NeueHealth by provider partner groups that are outside of the NeueHealth owned network. We bring the people, process, and technology platforms necessary to manage the administrative support for these value-based and risk arrangement members, on behalf of our provider partners. As a result of the value we drive, we ended the year with approximately 106,000 enablement services lives under contract within those organizations.

	Year Ended December 31,
($ in thousands)	2023	2022
Net Loss	$(1,265,808)	$(1,359,880)
Adjusted EBITDA (1)	$(8,480)	$(75,095)
(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as Net loss excluding loss from discontinued operations, interest expense, income taxes, transaction costs, depreciation and amortization, share-based compensation expense, restructuring and contract termination costs, impairment of goodwill and intangible assets, changes in the fair value of contingent consideration, and changes in the fair value of equity securities and derivatives, and losses related to the bankruptcy of one of our ACO REACH partners. Adjusted EBITDA has been presented in this Annual Report as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

The following table provides a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Net loss	$(1,265,808)	$(1,359,880)
Loss from Discontinued Operations (a)	638,066	974,638
EBITDA adjustments from continuing operations:
Interest expense	38,203	12,822
Income tax (benefit) expense	(1,428)	3,664
Transaction costs (b)	23,252	386
Depreciation and amortization	18,296	30,710
Share-based compensation expense (c)	83,692	109,713
Restructuring and contract termination costs (d)	6,990	29,678
Impairment of goodwill and long-lived assets	401,659	42,611
ACO REACH care partner bankruptcy (e)	36,454	—
Change in fair value of warrant liability (f)	13,971	—
Change in fair value of contingent consideration (g)	(1,827)	332
Change in fair value of equity securities	—	80,231
EBITDA adjustments from continuing operations	619,262	310,147
Adjusted EBITDA	$(8,480)	$(75,095)

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

(c)Represents compensation expense related to stock option and restricted stock unit award grants, which can vary from period to period based on a number of factors, including the timing, quantity and grant date fair value of the awards.
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
(f)Represents the change in the fair value of the warrant liability established for warrants included in our financing arrangements, which are remeasured at fair value each reporting period.
(g)Represents the change in fair value of contingent consideration from business combinations, which is remeasured at fair value each reporting period.

Results of Operations
The following table summarizes our audited consolidated statements of income (loss) data for the years ended December 31, 2023 and 2022.

(in thousands)	Year Ended December 31,
Consolidated Statements of Income (loss) and operating data:	2023	2022
Revenue:
Capitated revenue	$219,774	$112,904
ACO REACH revenue	896,504	654,087
Service revenue	44,438	39,601
Investment income (loss)	86	(55,429)
Total revenue	1,160,802	751,163
Operating costs
Medical costs	996,582	662,972
Operating costs	287,138	354,436
Bad debt expense	27,407	12
Restructuring charges	6,990	29,178
Goodwill impairment	401,385	—
Intangibles impairment	—	42,611
Depreciation and amortization	18,296	30,710
Total operating costs	1,737,798	1,119,919
Operating loss	(576,996)	(368,756)
Interest expense	38,203	12,822
Warrant expense	13,971	—
Loss from continuing operations before income taxes	(629,170)	(381,578)
Income tax expense (benefit)	(1,428)	3,664
Net loss from continuing operations	(627,742)	(385,242)
Loss from discontinued operations, net of tax (Note 19)	(638,066)	(974,638)
Net loss	(1,265,808)	(1,359,880)
Net loss (earnings) from continuing operations attributable to noncontrolling interests	114,354	(95,664)
Series A preferred stock dividend accrued	(40,139)	(37,889)
Series B preferred stock dividend accrued	(9,006)	(1,798)
Net loss attributable to NeueHealth, Inc. common shareholders	$(1,200,599)	$(1,495,231)
Adjusted EBITDA	$(8,480)	$(75,095)
Operating Cost Ratio (1)	24.7%	47.2%
_______________________
(1)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenue increased by $409.6 million, or 54.5%, for the year ended December 31, 2023, as compared to the same period in 2022. The increase is largely attributable to our three REACH ACOs aligned with our NeueSolutions segment which contributed $242.4 million of the increase in total revenue, primarily driven by an increase of approximately 16,000 aligned beneficiaries. In addition, capitated revenue increased $106.9 million, or 94.7%, due to increased membership through our third-party payor contracts as compared to the year ended December 31, 2022; we had a year over year increase of approximately 238,000 value-based care consumers. In addition, for the year ended December 31, 2022 we had an investment loss of $55.4 million driven by changes in the fair value of our investments in equity securities; we held no equity securities during the year ended December 31, 2023, as such there was not equivalent activity in the current period.

Medical costs increased by $333.6 million, or 50.3%, for the year ended December 31, 2023, as compared to the same period in 2022. The increase in medical costs was primarily driven by an increase in beneficiaries aligned to our REACH ACOs.

Operating costs decreased by $67.3 million, or 19.0%, for the year ended December 31, 2023, as compared to the same period in 2022. The decrease in operating costs was primarily due to a $61.1 million decrease in compensation and fringe benefits inclusive of share-based compensation expense; resulting from our restructuring efforts and reduced workforce throughout 2023 as compared to 2022.

Our operating cost ratio of 24.7% for the year ended December 31, 2023 improved by 2,250 basis points as compared to the same period in 2022. The decrease is primarily a result of our restructuring efforts.

Our restructuring costs decreased by $22.2 million for the year ended December 31, 2023, as compared to the same period in 2022. This decrease was driven by $24.0 million of restructuring charges related to employee termination benefits for the year ended December 31, 2022 as compared to $5.9 million for the year ended December 31, 2023.
Due to the decline in our stock price and market capitalization, we recognized $401.4 million of goodwill impairment for the year ended December 31, 2023. For the year ended December 31, 2022, we did not recognize any goodwill impairment in our continuing operations. We also recognized $42.6 million of intangible assets impairment for the year ended December 31, 2022, which included impairment of the reacquired contract at our NeueCare segment due to the decision to exit the Commercial market beginning in 2023. There were no impairments of intangibles in the year ended December 31, 2023.
Bad debt expense increased by $27.4 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase in bad debt expense was primarily driven by one of our ACO REACH care partners filing for bankruptcy in the third quarter of 2023 and a full allowance being established on the corresponding receivables.

Depreciation and amortization decreased by $12.4 million, or 40.4%, for the year ended December 31, 2023, as compared to the same period in 2022. The decrease is primarily due to the full impairment of the reacquired contract intangible asset during the third quarter of 2022; for the year ended December 31, 2022 amortization of the reacquired contract intangible asset was $9.9 million, as compared to no related expense for the year ended December 31, 2023.

Interest expense increased $25.4 million, or 197.9%, for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to increased borrowings on the credit agreement throughout the period as well as new borrowing agreements established in the third and fourth quarters of 2023.

We recognized warrant expense of $14.0 million for the year ended December 31, 2023, as compared to none in the same period in 2022. This is a result of the Warrantholders Agreement executed in conjunction with the New Credit Agreement in the third quarter of 2023; there were no warrants prior to the third quarter of 2023.

Income tax benefit was $1.4 million for the year ended December 31, 2023, as compared to the $3.7 million income tax expense for the year ended December 31, 2022. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. The benefit for the year ended December 31, 2023 largely relates to the removal of the accrued amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. The tax expense recognized during the year ended December 31, 2022 primarily relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

Loss from discontinued operations decreased by $336.6 million for the year ended December 31, 2023, as compared to the same period in 2022. The year ended December 31, 2023 is reflective of the run out of our Bright HealthCare - Commercial business as compared to active operations of the commercial business during the year ended December 31, 2022. For the year ended December 31, 2023, the loss from discontinued operations aligned to our Bright HealthCare - Commercial business decreased $447.4 million, compared to the year ended December 31, 2022. The loss from discontinued operations aligned to our Bright HealthCare operations classified as held for sale increased $133.0 million for the year ended December 31, 2023, as compared to 2022. The increase in Bright HealthCare’s net loss is largely driven by the recognition of a $186.2 million goodwill impairment related to our Bright HealthCare reporting unit for the year ended

December 31, 2023, as compared to $70.0 million goodwill impairment related to our Bright HealthCare reporting unit for the year ended December 31, 2022. The goodwill impairment for the year ended December 31, 2023 resulted from the decreased purchase price of our California MA business and added contingencies and TNE adjustments. For the year ended December 31, 2022 the goodwill impairment was primarily driven by an increase in the discount rate, which was impacted by higher interest rates and other market factors. Additionally, the loss from our DocSquad business that was sold in the first quarter of 2023 decreased $22.2 million for the year ended December 31, 2023, as compared to 2022.

NeueCare
(in thousands)	Year Ended December 31,
Statements of income (loss) and operating data:	2023	2022

Revenue:
Capitated revenue	219,774	112,904
Service revenue	41,559	39,487
Total unaffiliated revenue	261,333	152,391
Affiliated revenue	5,876	1,039,620
Total segment revenue	267,209	1,192,011
Operating expenses
Medical costs	97,483	1,217,742
Operating costs	119,922	124,780
Bad debt expense	4,984	5
Restructuring charges	130	—
Goodwill impairment	401,385	—
Intangible asset impairment	—	42,611
Depreciation and amortization	12,651	22,234
Total operating expenses	636,555	1,407,372
Operating loss	$(369,346)	$(215,361)

NeueCare capitated revenue increased by $106.9 million, or 94.7%, for the year ended December 31, 2023, as compared to the same period in 2022. The increase was a result of increased membership through our third-party payor contracts as compared to the year ended December 31, 2022. Our Value-Based Care Consumers within NeueCare increased approximately 222,000 from December 31, 2022 to December 31, 2023.

NeueCare’s service revenue increased $2.1 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase in NeueCare’s service revenue for the year ended December 31, 2023 was primarily driven by higher utilization that led to increased fee for service revenue.

Affiliated revenue decreased to $5.9 million for the year ended December 31, 2023, as compared to $1.0 billion for the year ended December 31, 2022 as a result of our exit of our Commercial business. For the years ended December 31, 2023 and 2022 affliated revenue was inclusive of $3.9 million and $8.9 million, respectively, of ACO REACH surplus for our NeueCare clinics transferred from NeueSolutions.

Medical costs decreased by $1.1 billion, or 92.0%, for the year ended December 31, 2023, as compared to the same period in 2022. The decrease is primarily a result of the limited risk contracts that we have entered into with third-party payors that are accounted for on a net basis as compared to the full risk contract with Bright Healthcare - Commercial that was accounted for on a gross basis in the prior period.

Operating costs decreased by $4.9 million, or 3.9%, for the year ended December 31, 2023, as compared to the same period in 2022. The decrease in NeueCare’s operating costs is primarily attributable to the reclassification of affiliated capitated management expenses out of professional fees within operating costs to medical costs to more closely align with the nature of the services related to the fees.

Due to the decline in our stock price and market capitalization, we recognized $401.4 million of goodwill impairment of our NeueCare reporting unit for the year ended December 31, 2023. For the year ended December 31, 2022, we did not recognize any goodwill impairment of our NeueCare reporting unit. We recognized $42.6 million of intangible assets impairment for the year ended December 31, 2022, which included impairment of the reacquired contract at our NeueCare segment due to the decision to exit the Commercial market beginning in 2023. There were no impairments of intangible assets in the year ended December 31, 2023.
NeueCare’s bad debt expense increased by $5.0 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase in bad debt expense was primarily driven by an increase in the allowance over certain asset pools as a result of a change in our expectation and estimation of the collectability of those asset pools.

Depreciation and amortization decreased by $9.6 million, or 43.1%, for the year ended December 31, 2023, as compared to the same period in 2022. The decrease is primarily due to the full impairment of the reacquired contract intangible asset during the third quarter of 2022; for the year ended December 31, 2022 amortization of the reacquired contract intangible asset was $9.9 million, as compared to no related expense for the year ended December 31, 2023. This decrease is partially offset by the depreciation of leasehold improvements.

NeueSolutions
($ in thousands)	Year Ended December 31,
Statements of income (loss) data:	2023	2022

Revenue:
ACO REACH revenue	896,504	654,087
Service revenue	2,879	114
Total revenue	899,383	654,201
Operating expenses
Medical costs	904,986	644,269
Operating costs	14,474	8,508
Bad debt expense	22,423	—
Total operating expenses	941,883	652,777
Operating loss	$(42,500)	$1,424

NeueSolutions’ ACO REACH revenue increased by $242.4 million, or 37.1% for the year ended December 31, 2023. The increase is primarily driven by an increase of approximately 16,000 aligned beneficiaries for the year ended December 31, 2023, as compared to the same period in 2022.

NeueSolutions’ service revenue increased by $2.8 million, for the year ended December 31, 2023, as compared to the same period in 2022. The increase in service revenue was driven by revenue for the managed service organization contracts.

NeueSolutions’ medical costs increased by $260.7 million, or 40.5%, for the year ended December 31, 2023, as compared to the same period in 2022. The increase in medical costs correspond to the increase in the ACO REACH revenue as the medical costs are derived from the amortization of the ACO REACH performance obligation that is aligned to the number of beneficiaries aligned to our REACH ACOs. Additionally, NeueSolutions’ medical costs were further burdened in the third and fourth quarter of 2023 by the medical costs of the members attributed to the ACO REACH care partner that filed for bankruptcy. The care partner’s bankruptcy resulted in a net $14.1 million impact. Prior to the bankruptcy filing these medical costs were fully transferred to the care partner through a risk share arrangement.

NeueSolutions’ operating costs increased by $6.0 million, or 70.1%, for the year ended December 31, 2023, as compared to the same period in 2022. These increases were driven by the additional compensation and general administrative expenses supporting the growing business and increased membership.

NeueSolutions’ bad debt expense for the year ended December 31, 2023 was $22.4 million. The bad debt expense was primarily driven by one of our ACO REACH care partners filing for bankruptcy in the third quarter of 2023 and a full allowance being established on the corresponding receivables. There was no bad debt expense recognized for the year ended December 31, 2022.

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

We believe that the existing cash on hand and investments will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the consolidated financial statements contained in this Annual Report are issued, for items such as IFP risk adjustment payables, medical costs payable, remaining obligation to the deconsolidated entity, and other liabilities. In response to these conditions, management has implemented a restructuring plan to reduce capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. Additionally, the Company is actively engaged with the Board of Directors and outside advisors to evaluate additional financing. However, the Company may not fully collect the contingent consideration associated with the sale of the California Medicare Advantage business or be able to obtain financing on acceptable terms, as both of these matters will be subject to market conditions that are not fully within the Company’s control. In the event the Company is unable to obtain additional financing or take other management actions, among other potential consequences, the Company forecasts we will be unable to satisfy our obligations.

As of December 31, 2023, we had $375.3 million in cash and cash equivalents and $35.6 million in short-term investments across our continuing and discontinued operations. As of December 31, 2023, we had no long-term investments across our continuing and discontinued operations. As of December 31, 2022, we had $1.9 billion in cash and cash equivalents, $1.1 billion in short-term investments, and $5.4 million in long-term investments across our continuing and discontinued operations. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of December 31, 2023, we had non-regulated cash and cash equivalents of $87.3 million and non-regulated short-term investments of $6.3 million. As of December 31, 2023, we had no non-regulated long-term investments. As of December 31, 2022, we had non-regulated cash and cash equivalents of $217.0 million, non-regulated short-term investments of $0.9 million, and non-regulated long-term investments of $5.4 million.

As of December 31, 2023, we had regulated insurance entity cash and cash equivalents of $288.0 million and short-term investments of $29.4 million. As of December 31, 2023, we had no regulated insurance entity long-term investments. As of December 31, 2022, we had regulated insurance entity cash and cash equivalents of $1.7 billion and short-term investments of $1.1 billion. As of December 31, 2022, we had no regulated insurance entity long-term investments.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The Company declared no dividends from the regulated insurance entities to the parent company during the years ended December 31, 2023 and 2022. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. As of December 31, 2023 and 2022, $(225.0) million and $42.1 million, respectively, was held in statutory capital and surplus at regulated insurance legal entities. We are out of compliance with the minimum levels of capital for certain of our regulated insurance legal entities.

Indebtedness

In March 2021, we entered into a $350.0 million revolving credit agreement with JPMorgan Chase Bank, N.A., as Collateral Agent and Administrative Agent (in each such capacity, the “Agent”) and a syndicate of banks (the “Credit Agreement”), which was set to mature on February 28, 2024. As of December 31, 2023, we had $303.9 million borrowed under the Credit Agreement at an effective annual interest rate of 10.06% as well as $22.9 million of outstanding, undrawn letters of credit under the Credit Agreement, which reduce the amount available to borrow. As of December 31, 2023, we had letters of credit unrelated to the Credit Agreement of $7.9 million, as well as surety bonds of $11.7 million.

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

On April 28, 2023, the Company entered into an amended and restated limited waiver and consent (the “Second Waiver”) under the Credit Agreement, which amended and restated the Original Waiver. The Second Waiver amended the Original Waiver by, among other things, extending the temporary waiver of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which originally spanned from January 25, 2023 to April 30, 2023, to January 25, 2023 to June 30, 2023 (the “Extended Waiver Period”). The Second Waiver also (i) amended the Original Waiver and the Credit Agreement by changing the definition of "Minimum Liquidity" to mean unrestricted cash of the Company and the other loan parties and (ii) waived permanently any default or event of default arising from the failure to deliver the 2022 audit report without a qualification as to "going concern.” In addition, during the Extended Waiver Period, the Company did not have access to certain negative covenant baskets and was subject to additional cash-flow, cash balance, and other reporting requirements.

On June 29, 2023, the Company entered into a second amended and restated limited waiver and consent (the “Third Waiver”) under the Credit Agreement. The Third Waiver amended and restated the Second Waiver, which previously amended and restated the Original Waiver. The Third Waiver amended the Second Waiver and the Original Waiver by, among other things, extending the temporary waiver of compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which spanned from January 25, 2023 to June 30, 2023 under the Original Waiver and the Second Waiver, to January 25, 2023 to August 29, 2023 (the “Extended Waiver Period”). The Waiver also, among other things, added covenants (a) requiring the Company to deliver by July 17, 2023, an agreed term sheet for the Bridge Financing to support the Company’s ongoing operating cash needs through December 31, 2023 and, by July 31, 2023 (extended to August 4, 2023), definitive documentation for the Bridge Financing and an updated budget of the Company, in form and substance acceptable to the Agent, (b) prohibiting the incurrence of certain types of debt and (c) requiring the Company not to request any interest period for any Term SOFR borrowing other than a one-month interest period.

On August 4, 2023, the Company entered into a Credit Agreement (as amended, supplemented, restated or otherwise modified from time to time, the “New Credit Agreement”), among the Company, NEA and the lenders from time to time party thereto (together with NEA and each of their respective successors and assigns, the “Lenders”) to provide for a credit facility pursuant to which, among other things, the lenders have provided $60.0 million delayed draw term loan commitments. The Company may borrow delayed draw term loans under such commitments at any time and from time to time on or prior to the date that is nine months after the effective date of the New Credit Agreement, subject to the satisfaction or waiver of customary conditions. Borrowings under the New Credit Agreement accrue interest at a rate per annum of 15.00%, payable quarterly in arrears at the Company’s election, subject to limitations set forth in the Fourth Waiver (defined below) in respect of cash payments under the New Credit Agreement, either in cash or “in kind” by adding the amount of accrued interest to the principal amount of the outstanding loans under the New Credit Agreement. The New Credit Agreement contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change its business or make investments. The New Credit Agreement constitutes the Bridge Financing referred to in the Third Waiver. As of December 31, 2023, we had $60.0 million of short-term borrowings under the New Credit Agreement.

On August 4, 2023, the Company entered into a third amended and restated limited waiver and consent (the “Fourth Waiver”) under the Credit Agreement. The Fourth Waiver amended and restated the Third Waiver by, among other things, permanently waiving compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, which waiver under the Third Waiver previously was temporary and would have expired on August 29, 2023. From August 4, 2023 until the Termination (as defined below), the Company was subject to a minimum liquidity covenant of not less than $25.0 million. The Fourth Waiver also, among other things, (a) removed from the Credit Agreement in its entirety the covenant requiring maintenance of a maximum total debt to capitalization ratio, which absent such removal would have applied after September 30, 2023, (b) prohibited the incurrence of certain types of debt and (c) required the Company not to request any interest period for any Term Benchmark borrowing other than a one-month interest period.

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

On October 2, 2023, the Company, the Existing Lender, and California State Teachers’ Retirement System, as an incremental lender (the “New Lender”), entered into Incremental Amendment No. 1 to the New Credit Agreement to provide for the Commitment Increase by the New Lender under the New Credit Agreement. Loans under the Commitment Increase will have the same terms as loans under the original term loan commitments provided by the Existing Lender.
As of December 31, 2023, we had $66.4 million of long-term borrowings under the New Credit Agreement.

In connection with Incremental Amendment No. 1, on October 2, 2023, the Company and the New Lender entered into a warrantholders agreement setting forth the rights and obligations of the Company and the New Lender as a holder of Warrants, and providing for the issuance of the Warrants to purchase up to 176,724 shares of Common Stock. See Note 6, Long-Term Borrowings and Common Stock Warrants, for additional information regarding the New Credit Agreement, Incremental Amendment No. 1 and the Warrantholders Agreement.

As of December 31, 2023, we had $22.9 million of outstanding, undrawn letters of credit under the Credit Agreement, which reduce the amount available to borrow.

On December 27, 2023, we entered into a letter agreement (the “Letter Agreement”) with the Agent providing that, in each case subject to the Agent’s receipt of (a) the payment in an amount equal to $274.6 million to give effect to the Termination (as defined below) as of January 2, 2024 (the “Payoff Condition”) and (b) payment to the issuer of letters of credit outstanding under the Credit Agreement (the “Existing Letters of Credit”) cash in an amount equal to $24.1 million, which is equal to 105% of the aggregate face amount of the Existing Letters of Credit (the “Cash Collateral”), which shall be held by the Agent as collateral for the obligation of the Company to reimburse the Agent in an amount equal to the amount of any drawing under the Existing Letters of Credit and to pay certain fees in respect of Existing Letters of Credit until the Existing Letters of Credit have terminated or expired (collectively, the “L/C Condition”), (i) the Lenders and the Agent consented to the sale of our California Medicare Advantage business (this clause (i), the “Consent”) and (ii) all liabilities, obligations and indebtedness of the Company and its applicable subsidiaries that are guarantors under the Credit Agreement and the other related loan documents (collectively, the “Credit Documents”), other than customary obligations that survive termination of the Credit Agreement by their express terms and the Company’s obligations in respect of the Existing Letters of Credit, owing by the Company and such subsidiaries under the Credit Documents shall be released, discharged and satisfied in full, all liens securing the obligations under the Credit Agreement (other than in respect of the Cash Collateral) shall be terminated and all guarantees under the Credit Agreement shall be released (this clause (ii), the “Termination”). On January 2, 2024, both the Payoff Condition and the L/C Condition were satisfied and, as a result, the Consent and the Termination occurred. As of January 2, 2024, we had no outstanding borrowings on the Credit Agreement.

Preferred Stock Financing

On January 3, 2022, we issued 750,000 shares of the Company’s Series A Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $750.0 million. We used a portion of the proceeds to repay in full our $155.0 million of outstanding borrowings under the Credit Agreement on January 4, 2022.

On October 17, 2022, we issued 175,000 shares of the Company’s Series B Preferred Stock, par value $0.0001 per share (together with the Series A Preferred Stock, the “Preferred Stock”) for an aggregate purchase price of $175.0 million.

For additional information on the Preferred Stock, see Note 9, Preferred Stock, in our consolidated financial statements of this Annual Report.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(2,726,546)	$234,466
Net cash provided by (used in) investing activities	1,119,630	(429,723)
Net cash provided by financing activities	49,906	1,066,368
Net (decrease) increase in cash and cash equivalents	$(1,557,010)	$871,111
Cash and cash equivalents at beginning of year	1,932,290	1,061,179
Cash and cash equivalents at end of year	$375,280	$1,932,290

Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $2.7 billion as compared to $234.5 million of cash provided by operating activities for the same period in 2022, a change of $3.0 billion. This fluctuation was primarily driven by our Commercial business being in runout, specifically the settlement of the majority of our risk adjustment and medical costs payable for the 2022 plan year throughout 2023 with no offsetting cash inflows that we would receive during an active policy year.

Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was $1.1 billion as compared to $429.7 million of cash used in investing activities for the same period in 2022, a change of $1.5 billion. The increase was primarily attributable to an increase in the proceeds of investment sales of $904.8 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022. Investment purchases also decreased by $620.4 million during the year ended December 31, 2023, as compared to the same period in 2022.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities decreased by $1.0 billion as compared to the same period in 2022. This decrease is primarily due to our Series A and Series B issuance during the year ended December 31, 2022 and net proceeds from short term borrowings of $155.0 million during that same period; as compared to $66.4 million net proceeds from long-term borrowings in the year ended December 31, 2023.

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

ACO REACH Participating Provider Risk Sharing

Our participation in value-based care models, such as shared savings/shared-risk and capitated risk-sharing arrangements are geared towards fostering care coordination, enhancing the quality of care delivered, and aligning incentives around the healthcare expenditures for assigned members. The accounting for these arrangements involves estimation given the inherent uncertainties involved in measuring current performance due to the significant lag time for items like claims run-out. Changes to these estimates over time have the potential to impact our financial results and overall performance.

The ACO REACH Model incentivizes participating providers to manage the total cost of care of the Medicare FFS population aligned to their corresponding REACH ACO. Our REACH ACOs contract directly with CMS to assume the total costs of care risk for Medicare FFS beneficiaries attributed to our Participating Providers within our ACOs. Annually, after a runout period, CMS will perform a settlement process to determine if CMS owes the REACH ACOs payment for surplus (benchmark revenue exceeds actual claim costs incurred for the ACOs attributed beneficiaries) or if the REACH ACO must reimburse CMS for deficits (claim costs incurred for ACO’s attributed beneficiaries exceeds the benchmark revenue). We recognize the expected settlement when it becomes both probable and estimable. This expected settlement is then used as an input to the risk share calculation with each of our Participating Providers.

Our REACH ACOs contract separately with each of our Participating Provider groups. The terms of these contracts vary including the amount of upside (surplus) and downside (deficit) risk the Participating Provider has agreed to assume for aligned beneficiaries and administrative fees charged by the Participating Provider and REACH ACO. Payments to Participating Providers under these contracts increase NeueHealth’s medical costs. Administrative fees charged, and deficits expected to be recovered from Provider Partners under these contracts result in a decrease in medical costs.

Under these models, Participating Providers are incentivized to coordinate care for aligned beneficiaries by sharing a percentage of net savings (upside risk) or bearing losses on excessive costs (downside risk). Our ACO REACH provider risk sharing may result in providers receiving bonuses (surplus payments) or being obligated to pay deficits contingent on their capacity to deliver cost-efficient quality care.

Medical Costs Payable

Medical costs payable includes estimates for the costs of healthcare services consumers have received but for which claims have not yet been received or processed. Depending on the healthcare professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Approximately 80% of claims related to medical care services are known and settled within 90 days from the date of service and substantially all within eighteen to twenty-four months, or substantially sooner within the ACO REACH line of business where runout is limited to three months after the end of a performance year per the terms of the ACO REACH Participation Agreement.

In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs of our continuing operations in 2023 and 2022 included favorable medical cost development related to prior years of $1.1 million and $2.2 million, respectively.

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

Completion Factors: A completion factor measures the percentage of paid claims completion relative to an estimate of the total expected ultimate claims at a given point in time for medical services incurred in a given month. Completion factors are the most significant assumptions used in developing our estimate of medical costs payable. For periods prior to the two or three most recent months, completion factors are typically more complete and deemed credible for reliance in estimating unpaid medical claims. For the most recent two or three months, the completion factors are deemed less credible for reliance, and estimates of incurred claims are derived from prior incurred medical PMPM claims experience and adjusted as appropriate for other considerations such as seasonality, to arrive at forecasted incurred PMPM medical costs to generate estimates of ultimate incurred claims for the most recent three months. In certain instances, when there is unusual disruption to claims processing, such as for CHP and BND during 2022, it may be warranted to apply PMPM overrides to completion factors exceeding the 75% threshold when it appears they may be overstating completion when a review of the claim processing indicates a backlog has been building, and the completion factors may be overstating completion. There is additional consideration in estimating the ACO REACH claim reserve to account for the limited run out of March 31, 2024 for any 2023 date of service claim. Any claim adjudicated after March 31, 2024 is not a NeueHealth liability per the terms of the ACO REACH Participation Agreement, and a historical run out study informs the Company on how to make reserve adjustments.

The following table illustrates the sensitivity of the completion factors and the estimated potential impact on our medical costs payable estimates as of December 31, 2023:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) in Medical Costs Payable
(in thousands)
(3.00)%	$27,400
(2.00)%	18,080
(1.00)%	8,949
1.00%	(8,772)
2.00%	(17,371)
3.00%	(25,804)

The completion factors analysis above includes a wide range of possible outcomes based on the early stage of development, combined with strong growth, that may drive additional volatility. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2023; however, actual claim payments may differ from established estimates as discussed above.

Assuming a hypothetical 1% difference between our December 31, 2023 estimates of continuing operations medical costs payable and actual continuing operations medical costs payable net earnings would have increased or decreased by approximately $1.6 million.

See Note 4 and Note 19 in the Notes to Consolidated Financial Statements for additional detail on our medical costs payable.

Risk Adjustment

The risk adjustment programs in our MA line of business and our IFP line of business in our discontinued operations, are designed to mitigate the potential impact of adverse selection and provide stability for health insurers.

In the MA risk adjustment program, each consumer is assigned a risk score based on their demographic and prior year medical encounters information submitted to CMS that reflects the consumer’s predicted health costs based on the CMS risk adjustment methodology. Plans receive higher payments for consumers with higher risk scores than consumers with lower risk scores. As of December 31, 2023 the MA risk adjustment receivable was $51.3 million.

In the IFP line of business, under the individual and small group risk adjustment program, each plan is assigned a risk score based upon demographic and current year medical encounters information that is submitted to CMS for its consumers and calculated based on the CMS risk adjustment methodology. Plans with a plan level risk score that is lower than the State average risk scores will generally pay into the pool, while plans with a plan level risk score higher than State average risk scores will generally receive distributions. For IFP, we utilize external sources to help determine market risk scores, and we estimate the amount of risk adjustment payable or receivable based upon the processed claims and medical diagnosis data submitted and expected to be submitted to CMS.

As of December 31, 2023, the IFP risk adjustment payable was $291.1 million. Our insurance subsidiaries in Colorado, Florida, Illinois and Texas entered into repayment agreements with CMS with respect to the unpaid amount of their risk adjustment obligations for an aggregate amount of $380.2 million (the "Repayment Agreements"). The amount owing under the Repayment Agreements is due 18 months from September 15, 2023 (the date the first installment payment was made under the Repayment Agreements) and bears interest at a rate of 11.5% per annum. On November 29, 2023, Bright Healthcare Insurance Company of Texas (“BHIC-Texas”) was placed into liquidation and the Texas Department of Insurance was appointed as receiver. Of the $380.2 million of risk adjustment liabilities within the Repayment Agreements, $89.6 million relates to BHIC-Texas.

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

For the Bright HealthCare reporting unit within discontinued operations, we estimate the fair value of the reporting unit using the purchase price, excluding contingencies, of the California Medicare Advantage business. As of December 31, 2023, our two reporting units within our continuing operations, NeueCare and NeueSolutions, and the Bright HealthCare - Commercial reporting unit within discontinued operations, had no assigned goodwill.
We determined that the decrease in our enterprise market capitalization, due to a decrease in the price of our common stock, represented a triggering event that indicated the carrying values of our reporting units may not be recoverable. As such, we performed an interim impairment test as of September 30, 2023. We estimated the fair values of our reporting units using a combination of discounted cash flows and comparable market multiples, which include assumptions about a wide variety of internal and external factors. As a result of our interim impairment test, we recognized an impairment loss of $401.4 million in our NeueCare reporting unit, which represented all of the goodwill associated with the NeueCare reporting unit. The impairment of our NeueCare reporting unit was due to the decline in our stock price and market capitalization.

Given the proximity of our interim impairment measurement date (last day of our fiscal third quarter - September 30, 2023) to our annual goodwill impairment measurement date (first day of our fiscal fourth quarter - October 1, 2023), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our reporting units was less than the carrying value. As material changes in the business that occurred during the valuation procedures but subsequent to our interim impairment measurement date were taken into consideration during our interim impairment assessment, we concluded that there would be no reasonable expectation of changes in estimates or the reporting unit fair values and carrying values between our interim impairment and annual impairment measurement dates.

As of December 31, 2023, we recognized a $186.2 million goodwill impairment. This impairment was driven by the amendment to Molina Purchase Agreement which resulted in a $100.0 million decrease in the purchase price as well as additional contingencies and TNE adjustments in connection with the sale of our California Medicare Advantage business. To estimate the fair value of the Bright HealthCare reporting unit we reduced the $500.0 million purchase price by $175.8 million, the amount subject to contingencies and TNE adjustments that create uncertainties in what will be the final adjusted purchase prices as well as the transaction costs incurred to complete the sale. As the carrying value of the Bright HealthCare reporting unit exceeded the calculated fair value we recognized an impairment of our goodwill related to our Bright HealthCare reporting unit within discontinued operations.

Recently Adopted and Issued Accounting Standards

See Note 2 in the Notes to Consolidated Financial Statements for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

NeueHealth, Inc. and Subsidiaries
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of NeueHealth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NeueHealth, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in redeemable preferred stock and shareholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of operating losses, negative cash flows from operations and does not have sufficient cash on hand or available liquidity to meet its obligations, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Bright HealthCare Estimates for Claims Incurred but not Reported (“IBNR”) Claim Liability—Refer to Note 19 to the Financial Statements

Critical Audit Matter Description

Current liabilities of discontinued operations includes the Company’s estimates for the costs of healthcare services that attributed Medicare Advantage consumers have received but for which claims have not yet been received or fully processed. The IBNR claim liability is developed using an actuarial process that requires management to make judgments. These judgments include applying observed medical cost trend factors to the average per consumer (member) per month (“PMPM”) medical costs as well as using completion factors that include judgments related to the percentage of paid claims completion relative to an estimate of the total expected ultimate claims at a given point in time.

We identified the IBNR claim liability in discontinued operations related to the Company’s California Medicare Advantage business (“Bright HealthCare”) as a critical audit matter because of the significant assumptions made by management in estimating the liability. This required complex auditor judgment and an increased extent of effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management’s methods, assumptions, and judgments in developing the liability.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Bright HealthCare IBNR claim liability included the following, among others:

•We tested the design and implementation of management’s control over management’s estimate of the Bright HealthCare IBNR claim liability balance in discontinued operations, including judgments made in the actuarial estimation process.
•We tested the underlying claims, membership data, and other information that served as the basis for the actuarial analysis, to test that the inputs to the actuarial estimate were complete and accurate.
•With the assistance of actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the Bright HealthCare IBNR claim liability in discontinued operations by:
◦Performing an overlay of the historical claims data used in management’s current year model to the data used in prior periods to validate that there were no material changes to the claims data tested in the prior periods.
◦Developing an independent estimate of the Bright HealthCare IBNR claim liability and comparing our estimate to management’s estimate.
◦Performing a retrospective review comparing management’s prior year estimate of Bright HealthCare IBNR claim liability to claims processed in 2023 with dates of service in 2022 or prior to identify bias in the determination of the Bright HealthCare IBNR claim liability.

Discontinued Operations—Refer to Note 19 to the Financial Statements

Critical Audit Matter Description

The Company’s discontinued operations include operations related to Bright HealthCare and the Company’s commercial insurance business (“Bright HealthCare—Commercial”). The Company entered into a purchase agreement to sell its Bright HealthCare business to a third party in June 2023. That sale was consummated on January 1, 2024. The Company exited the commercial insurance business effective December 31, 2022, and the balances recognized in the current year relate to run out activities.

We identified discontinued operations as a critical audit matter because discontinued operations are material to the financial statements and the significant estimates and assumptions management makes in relation to determining the amounts in its consolidated financial statements which should be presented within discontinued operations, versus within continuing operations. These judgments impact both the current year presentation as well as prior year presentation, as the presentation has been retrospectively applied to all periods presented.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to discontinued operations included the following, among others:

•Reconciled the Company’s presentation of financial results of discontinued operations by major line item to underlying accounting records for each business unit related to the Company’s discontinued operations.
•For any adjustments made by management to reflect differences between the discontinued operations as presented and the underlying accounting records, we inquired with management to understand the rationale for the adjustment and inspected additional supporting evidence for the adjustments made.

We inspected minutes of the Board of Directors and related committees that evidenced proper authorization and approval of the sale of the Bright HealthCare business.
/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 28, 2024

We have served as the Company's auditor since 2020.

NeueHealth, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$87,299	$217,006
Short-term investments	6,265	869
Accounts receivable, net of allowance of $14,023 and $6,098, respectively	39,084	19,576
ACO REACH performance year receivable	115,878	99,181
Current assets of discontinued operations (Note 19)	822,570	3,187,464
Prepaids and other current assets	17,831	46,538
Total current assets	1,088,927	3,570,634
Other assets:
Long-term investments	—	5,401
Property, equipment and capitalized software, net	14,499	21,298
Goodwill	—	401,385
Intangible assets, net	93,238	104,952
Long-term assets of discontinued operations (Note 19)	—	529,117
Other non-current assets	28,816	32,265
Total other assets	136,553	1,094,418
Total assets	$1,225,480	$4,665,052
Liabilities, Redeemable Noncontrolling Interests, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$157,903	$116,021
Accounts payable	11,841	18,714
Short-term borrowings	303,947	303,947
Current liabilities of discontinued operations (Note 19)	699,758	3,157,236
Risk share payable to deconsolidated entity	123,981	—
Warrant liability	13,971	—
Other current liabilities	79,856	97,241
Total current liabilities	1,391,257	3,693,159
Long-term borrowings	66,400	—
Other liabilities	22,441	32,208
Total liabilities	1,480,098	3,725,367
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	88,908	219,758
Redeemable Series A preferred stock, $0.0001 par value; 750,000 shares authorized in 2023 and 2022; 750,000 shares issued and outstanding in 2023 and 2022	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2023 and 2022; 175,000 shares issued and outstanding in 2023 and 2022	172,936	172,936
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2023 and 2022; 8,053,576 and 7,878,394 shares issued and outstanding in 2023 and 2022*, respectively	1	1
Additional paid-in capital	3,056,027	2,972,333
Accumulated deficit	(4,307,849)	(3,156,395)
Accumulated other comprehensive loss	(122)	(4,429)
Treasury stock, at cost, 31,526 shares at December 31, 2023 and 2022	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(1,263,943)	(200,490)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$1,225,480	$4,665,052
*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split

See accompanying Notes to Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022
Revenue:
Capitated revenue	$219,774	$112,904
ACO REACH revenue	896,504	654,087
Service revenue	44,438	39,601
Investment income (loss)	86	(55,429)
Total revenue	1,160,802	751,163
Operating expenses:
Medical costs	996,582	662,972
Operating costs	287,138	354,436
Bad debt expense	27,407	12
Restructuring charges	6,990	29,178
Goodwill impairment	401,385	—
Intangible assets impairment	—	42,611
Depreciation and amortization	18,296	30,710
Total operating expenses	1,737,798	1,119,919
Operating loss	(576,996)	(368,756)
Interest expense	38,203	12,822
Warrant expense	13,971	—
Loss from continuing operations before income taxes	(629,170)	(381,578)
Income tax expense (benefit)	(1,428)	3,664
Net loss from continuing operations	(627,742)	(385,242)
Loss from discontinued operations, net of tax (Note 19)	(638,066)	(974,638)
Net loss	(1,265,808)	(1,359,880)
Net loss (earnings) from continuing operations attributable to noncontrolling interests	114,354	(95,664)
Series A preferred stock dividend accrued	(40,139)	(37,889)
Series B preferred stock dividend accrued	(9,006)	(1,798)
Net loss attributable to NeueHealth, Inc. common shareholders	$(1,200,599)	$(1,495,231)

Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(70.72)	$(66.17)
Discontinued operations	(80.22)	(123.87)
Basic and diluted loss per share	(150.94)	(190.04)

Basic and diluted weighted-average common shares outstanding	7,954	7,868
*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split

See accompanying Notes to Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Years Ended December 31,
	2023	2022
Net loss	$(1,265,808)	$(1,359,880)
Other comprehensive (loss) income:
Unrealized investment holding gains (losses) arising during the year, net of tax of $0 and $0, respectively	1,762	(5,267)
Less: reclassification adjustments for investment gains (losses), net of tax of $0 and $0, respectively	(2,545)	(4,173)
Other comprehensive (loss) income	4,307	(1,094)
Comprehensive loss	(1,261,501)	(1,360,974)
Comprehensive loss (income) attributable to noncontrolling interests	114,354	(95,664)
Comprehensive loss attributable to NeueHealth, Inc. common shareholders	$(1,147,147)	$(1,456,638)
See accompanying Notes to Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries

Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares*	Amount
Balance at December 31, 2021	—	—	7,858	$1	$2,861,305	$(1,700,851)	$(3,335)	$(12,000)	$1,145,120

Net loss	—	—	—	—	—	(1,455,544)	—	—	(1,455,544)
Issuance of Series A preferred stock	750	747,481	—	—	—	—	—	—	—
Issuance of Series B preferred stock	175	172,936	—	—	—	—	—	—	—
Issuance of common stock	—	—	20	—	1,315	—	—	—	1,315
Share-based compensation	—	—	—	—	109,713	—	—	—	109,713
Other comprehensive loss	—	—	—	—	—	—	(1,094)	—	(1,094)
Balance at December 31, 2022	925	920,417	7,878	1	$2,972,333	$(3,156,395)	$(4,429)	$(12,000)	$(200,490)

Net loss	—	—	—	—	—	(1,151,454)	—	—	(1,151,454)
Issuance of Series A preferred stock	—	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	176	—	2	—	—	—	2
Share-based compensation	—	—	—	—	83,692	—	—	—	83,692
Other comprehensive loss	—	—	—	—	—	—	4,307	—	4,307
Balance at December 31, 2023	925	$920,417	8,054	$1	$3,056,027	$(4,307,849)	$(122)	$(12,000)	$(1,263,943)
*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split

See Notes to Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,265,808)	$(1,359,880)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,167	50,575
Impairment of intangible assets	—	49,331
Impairment of goodwill	587,535	75,372
Share-based compensation	83,692	109,713
Deferred income taxes	(3,063)	2,027
Unrealized loss (gain) on equity securities	—	55,449
Investment impairment	—	67,723
Warrant expense	13,971	—
Net (accretion) and amortization of investments	(17,986)	2,551
Loss on disposal of property, equipment, and capitalized software	6,418	10,981
Other, net	1,858	10,631
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(7,756)	28,787
ACO REACH performance year receivable	(16,697)	(99,181)
Other assets	191,441	(21,832)
Medical cost payable	(635,616)	279,563
Risk adjustment payable	(1,652,744)	1,012,720
Accounts payable and other liabilities	(149,325)	2,696
Unearned revenue	(10,614)	(42,760)
Risk share payable to deconsolidated entity	123,981	—
Net cash provided by (used in) operating activities	(2,726,546)	234,466
Cash flows from investing activities:
Purchases of investments	(837,074)	(1,457,444)
Proceeds from sales, paydown, and maturities of investments	1,960,283	1,055,479
Purchases of property and equipment	(2,897)	(27,448)
Business divestiture	(682)	—
Business acquisitions, net of cash acquired	—	(310)
Net cash provided by (used in) investing activities	1,119,630	(429,723)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	920,417
Proceeds from issuance of common stock	—	1,315
Proceeds from long-term borrowings	66,400	—
Proceeds from short-term borrowings	—	303,947
Repayments of short-term borrowings	—	(155,000)
Distribution to noncontrolling interest holders	(16,494)	(4,311)
Net cash provided by financing activities	49,906	1,066,368
Net increase (decrease) in cash and cash equivalents	(1,557,010)	871,111
Cash and cash equivalents of continuing and discontinued operations– beginning of year	1,932,290	1,061,179
Cash and cash equivalents of continuing and discontinued operations– end of year	$375,280	$1,932,290
Supplemental disclosures of cash flow information:
Changes in unrealized gain (loss) on available-for-sale securities in OCI	$4,307	$(1,094)
Cash paid for interest	36,166	10,303
See Notes to Consolidated Financial Statements

NeueHealth, Inc.
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND OPERATIONS

Organizational Structure: NeueHealth, Inc. (formerly known as Bright Health Group, Inc.) and subsidiaries (collectively, “NeueHealth,” “we,” “our,” “us,” or the “Company”) was founded in 2015 to transform healthcare. NeueHealth is a value-driven, consumer-centric healthcare company committed to making high-quality, coordinated healthcare accessible and affordable to all populations. We believe we can reduce the friction and current lack of coordination in today’s healthcare system by uniquely aligning the interests of payors and providers to enable a seamless, consumer-centric healthcare experience that drives value for all.

We have two market facing businesses: our NeueCare business, formerly Consumer Care’s Care Delivery, and NeueSolutions business, formerly Consumer Care’s Care Solutions. NeueCare is our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“ACA”) Marketplace, Medicare, and Medicaid. NeueSolutions is our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements.

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

The reverse stock split decreased the number of outstanding shares of the Company’s common stock by a factor of 80, subject to rounding of shares. The reverse stock split did not affect any stockholder’s proportionate equity interest in the Company. The par value of the Company’s common stock remains at $0.0001 per share following the reverse stock split and the number of outstanding shares of the Company’s common stock was proportionally reduced. As a consequence, the aggregate par value of the Company’s outstanding common stock was reduced, while the aggregate capital in excess of par value attributable to the Company’s outstanding common stock for accounting purposes was correspondingly increased. Total stockholder equity was not affected. All shares and per share information has been retroactively adjusted following the effective date of the reverse stock split to reflect the reverse stock split for all periods presented in future filings.

On June 30, 2023, the Company entered into the Molina Purchase Agreement to sell its California Medicare Advantage business, which consists of Universal Care, Inc. d/b/a Brand New Day, a California corporation (“BND”) and Central Health Plan of California, Inc., a California corporation (“CHP”). The aggregate purchase price of the California Medicare Advantage business was reduced in the fourth quarter of 2023 from $600 million to $500 million in cash subject to certain purchase price adjustments. The closing of this transaction occurred on January 1, 2024.

Beginning in 2023, we no longer offered Individual Family Plan (“Commercial”) products or Medicare Advantage (“MA”) products outside of California. Both the California MA business (Bright HealthCare) and our Commercial business (Bright HealthCare - Commercial) are presented within discontinued operations for all periods presented within the consolidated financial statements. See Note 19, Discontinued Operations, for further discussion of discontinued operations.

The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “NEUE”.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of NeueHealth, Inc. and all subsidiaries and controlled companies. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates: The preparation of our consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying

NeueHealth, Inc.
Notes to Consolidated Financial Statements

notes. Our most significant estimates include medical costs payable, provider risk share arrangements, and valuation and impairment of intangible assets. Actual results could differ from these estimates.

Capitated Revenue Recognition: Capitated revenue includes revenue earned under capitated agreements recorded in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts With Customers (“ASC 606”). Primary care capitation and global capitation revenue are recognized in the period for which services are covered. Our financial performance pertaining to risk share revenue is evaluated based on the comparison between our year-to-date Medical Loss Ratio (“MLR”) and the corresponding target MLR and risk corridor as per our agreements. Revenue is recognized when we can reasonably estimate expected performance.

As part of our NeueCare business, we are party to arrangements that generate capitated revenue in the form of a predetermined per member per month fee in exchange for providing defined healthcare services needed by an eligible member of the health plan, that is the other party to the arrangement. Per ASC 606, the capitated revenue and corresponding medical costs are presented gross when we serve as the principal in the transaction controlling the path of care in the fulfillment of our obligation and are presented net when we determine that we serve as the agent in the transaction. Additionally, we have concluded that we are precluded from serving as the principal in a transaction where we have a limited financial risk profile, as such we present capitated revenue and corresponding medical costs net when we do not bear a meaningful amount of financial risk for the defined healthcare services and care activities in the fulfillment of our obligation.

ACO REACH Revenue Recognition: Accountable Care Organizations (“ACO”) Realizing Equity, Access, and Community Health (“REACH”) revenue is recorded in accordance with ASC 460, Guarantees (“ASC 460”). At the inception of the performance year, NeueHealth measures and recognizes the performance guarantee receivable and obligation, issued in a standalone arm’s length transaction, using the practical expedient to fair value as set forth in ASC 460-10-30-2(a). Consistent with ASC 460-10-25-4, which provides that a guarantor shall recognize in its statement of financial position a liability for that guarantee, we estimate the annualized benchmark recognized as the ACO REACH performance year obligation on the Consolidated Balance Sheets. On a periodic basis CMS adjusts the estimated Performance Year Benchmark based upon revised trend assumptions and changes in attributed membership. CMS will also estimate the shared savings or loss for the REACH ACO periodically based upon the estimated Performance Year Benchmark, changes to membership and various other assumptions. Additionally, when the guarantee is issued in a standalone transaction for a premium, the offsetting entry should be considered received according to ASC 460-10-25-4; as such we recognize the ACO REACH performance year receivable on the Consolidated Balance Sheets. The estimated Performance Year Benchmark is our best estimate of our obligation as we are unable to estimate the potential shared savings or loss due to the “stop-loss arrangement”, risk corridor components of the agreement, and a number of variables including but not limited to risk ratings and benchmark trends that could have an inestimable impact on estimated future payments.

We follow ASC 460-10-35-2(b) to subsequently measure and recognize the performance guarantee, applying a systematic and rational approach to reflect our release from risk. Per ASC 460-10-35-2, depending on the nature of the guarantee, the guarantor’s release from risk typically can be recognized over the term of the guarantee using one of three methods: (1) upon expiration or settlement, (2) by systematic or rational amortization, or (3) as the fair value of the guarantee changes. Consistent with method (2), as we fulfill our performance obligation, we amortize the guarantee on a straight-line basis for the amount that represents the completed portion of the performance obligation. For each performance year, the final consideration due to the REACH ACOs by the Center for Medicare and Medicaid Services (“CMS”) (shared savings) or the consideration due to CMS by the REACH ACOs (shared loss) is reconciled in the year following the performance year.

The above discussion of the ASC 460 accounting treatment for our ACO REACH revenue is related only to the guarantee of the performance of our ACO REACH care partners and not for the performance of our NeueCare affiliates. The revenue generated from the services provided by our NeueCare affiliates is within the scope exception identified within ASC 460-10-15-7(i). a guarantee or an indemnification of an entity’s own performance. As such, reported within ACO REACH revenue on the Consolidated Statements of Income (Loss), there is $1.8 million and $1.5 million revenue presented gross in accordance with ASC 606 related to our NeueCare clinics that are participating providers within our REACH ACOs.

Service Revenue Recognition: We generate service revenue from providing primary care services to patients in our medical clinics. Our service revenues include net patient service revenues that we bill the consumer or their insurance plan on a fee-for-service basis. We recognize this revenue as medical services are rendered. Generally patients who are covered by third-party payors are responsible for related deductibles and coinsurance, which vary in amount. We estimate the transaction price for

NeueHealth, Inc.
Notes to Consolidated Financial Statements

patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change.

Additionally, we generate service revenue by providing provider enablement services through our Value Services Organization (“VSO”) within NeueSolutions. The provider enablement services include an enablement suite of technology, services and clinical care solutions that empower providers to succeed in value-based care arrangements. Our enablement services are primarily billed on a per member per month basis with revenue recognized as the service period is completed.

Medical Costs and Medical Costs Payable: Medical costs payable on the Consolidated Balance Sheets consists primarily of the liability for claims processed but not yet paid, estimates for claims received but not yet processed, estimates for the costs of health care services that attributed consumers have received but for which claims have not yet been submitted, and any calculated provider risk share deficit.

The estimates for claims incurred but not reported (“IBNR”) include estimates for claims which have not been received or fully processed. IBNR estimates are developed using an actuarial process that is consistently applied and centrally controlled. The actuarial models consider factors such as historical submission and payment data, cost trends, customer and product mix, seasonality, utilization of health care services, contracted service rates and other relevant factors.

In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the most recent months, we estimate claim costs incurred by applying observed medical cost trend factors to the average per consumer per month medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. For months prior to the most recent months, we apply the completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months. These estimates may change as actuarial methods change or as underlying facts upon which the estimates are based change. Management believes the amount of medical costs payable is the best estimate of our liability as of December 31, 2023; however, actual payments may differ from those established estimates. Note 4, Medical Costs Payable, discusses the development of paid and incurred claims and provides a rollforward of medical costs payable.

Quality incentive and shared savings payables to providers are calculated under the contractual terms of each respective agreement. Medical costs payable included $2.4 million and $11.2 million under these contracts at December 31, 2023 and 2022, respectively.

Cash and Cash Equivalents: Cash and cash equivalents include cash and investments with maturities of three months or less as of the reporting date.

Investments: We invest in money market funds and certificates of deposit.

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

Restricted Investments: We hold pledged certificates of deposit for certain vendors and lease requirements. Restricted investments are carried at amortized cost. At December 31, 2023 and 2022, pledged certificates of deposit totaled $8.1 million and $3.8 million, respectively, and are included in cash and cash equivalents in the Consolidated Balance Sheets.

Accounts Receivable, Net of Allowance: Receivables are reported net of amounts for expected credit loss. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts. Balances are carried at original invoice amount less contractual allowances, implicit price concessions, and estimates made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a

NeueHealth, Inc.
Notes to Consolidated Financial Statements

customer’s financial condition and credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At December 31, 2023 and 2022, accounts receivable was reported net of allowance of $14.0 million and $6.1 million, respectively.

Bad Debt Expense: During the year ended December 31, 2023, we recorded bad debt expense of $27.4 million. Our bad debt expense primarily related to one of our ACO REACH care partners filing for bankruptcy during the year ended December 31, 2023. During the year ended December 31, 2022, our bad debt expense was comprised of the allowance recorded per our current expected credit loss policy. There were no similar instances of provider or care partner credit losses during the year ended December 31, 2022.

Reinsurance Recoveries: We seek to limit the risk of loss on our ACO REACH contracts through the use of reinsurance agreements. These agreements do not relieve us of our primary obligations. Refer to Note 17, ACO REACH for additional explanation of our arrangements to mitigate risk.

ACO REACH Provider Risk Sharing: We have provider risk sharing agreements in place for our ACO REACH arrangements with Participating Providers. The accounting for provider risk share arrangements involves estimation given the inherent uncertainties involved in measuring current performance due to the significant lag time for items like claims run-out. Changes to these estimates over time have the potential to impact our financial results and overall performance.

The ACO REACH Model incentivizes participating providers to manage the total cost of care of the Medicare fee-for-service (“FFS”) population aligned to their corresponding REACH ACO. Our REACH ACOs contract directly with CMS to assume the total costs of care risk for Medicare FFS beneficiaries attributed to our Participating Providers within our ACOs. Annually, after a runout period, CMS will perform a settlement process to determine if CMS owes the REACH ACOs payment for surplus (benchmark revenue exceeds actual claim costs incurred for the ACOs attributed beneficiaries) or if the REACH ACO must reimburse CMS for deficits (claim costs incurred for ACO’s attributed beneficiaries exceeds the benchmark revenue). We recognize the expected settlement when it becomes both probable and estimable.

Our REACH ACOs contract separately with each of our Participating Provider groups. The terms of these contracts vary including the amount of upside (surplus) and downside (deficit) risk the Participating Provider has agreed to assume for aligned beneficiaries and administrative fees charged by the Participating Provider and REACH ACO. Payments to Participating Providers under these contracts increase NeueHealth’s medical costs. Administrative fees charged, and deficits expected to be recovered from Provider Partners under these contracts result in a decrease in medical costs.

Prepaids and Other Current Assets: Prepaids and other current assets primarily include prepaid operating expenses.

Performance Guarantees: Through our participation in the ACO REACH Model, we determined that our arrangements with the providers of our aligned beneficiaries require us to guarantee their performance to CMS. We recognized our obligation to guarantee their performance for the duration of the performance year on the Consolidated Balance Sheets. As we fulfill our obligation, we ratably amortize the guarantee for the amount that represents the completed portion of the performance obligation as ACO REACH revenue on the Consolidated Statements of Income (Loss). ACO REACH revenue is derived from the estimated annual sum of the capitation payments made to the REACH ACOs for services within the scope of the capitation arrangement with CMS and FFS payments from CMS made directly to third-party providers for our aligned beneficiaries. For each performance year, the final consideration due to the REACH ACOs by CMS (shared savings) or the consideration due to CMS by the REACH ACOs (shared loss) is reconciled in the year following the performance year. Periodically during the performance year, CMS will measure the shared savings or loss and adjust the performance benchmark and thus the remaining performance obligation if we are in a probable shared loss position.

Property, Equipment and Capitalized Software: Property, equipment and capitalized software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful life, ranging from 3 years to 10 years. Leasehold improvements are depreciated over the shorter of the lease term or their useful life. We capitalize costs incurred during the application development stage related to certain software projects for internal use. Costs related to planning activities and post implementation activities are expensed as incurred.

Impairment of Long-Lived Assets: Property, equipment, capitalized software and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When evaluating long-lived assets with impairment indicators for potential impairment, we first compare the carrying value of the

NeueHealth, Inc.
Notes to Consolidated Financial Statements

asset to its estimated undiscounted future cash flows. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss in the amount of the asset’s carrying value exceeds the asset’s estimated fair value. During the year ended December 31, 2023 we recorded an impairment loss on long-lived assets of $1.2 million. There was no long-lived asset impairment within our continuing operations during the year ended December 31, 2022. Long-lived asset impairment expense is recognized in operating costs in the Consolidated Statements of Income (Loss).

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

We have elected the short-term lease exception for all classes of assets and do not apply recognition requirements for leases of 12 months or less. Expense related to short-term leases of 12 months or less is recognized on a straight-line basis over the lease term. See Note 14, Commitments and Contingencies, for additional information on our operating leases.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. We test goodwill for impairment annually at the beginning of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We test for goodwill impairment at the reporting unit level. Reporting units are determined by identifying components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. We have two reporting units – NeueCare and NeueSolutions. The NeueCare reporting unit had allocated goodwill subject to our annual impairment test while the NeueSolutions reporting unit had no allocated goodwill.

Our goodwill impairment testing involves a multi-step process. We may first assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. We may also elect to skip the qualitative assessment and proceed directly to the quantitative testing. When performing the quantitative testing, we calculate the fair value of the reporting unit and compare it with its carrying value, including goodwill. We estimate the fair values of our reporting units using a combination of discounted cash flows and comparable market multiples, which include assumptions about a wide variety of internal and external factors. Due to the decline in our stock price and market capitalization, we fully impaired the NeueCare assigned goodwill worth $401.4 million. There was no goodwill impairment within our continuing operations during the year ended December 31, 2022.

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value, as appropriate. Intangible assets are amortized over their estimated useful lives using the straight-line method.

Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When evaluating intangible assets with impairment indicators for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted future cash flows. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss in the amount of the asset’s carrying value exceeds

NeueHealth, Inc.
Notes to Consolidated Financial Statements

the asset’s estimated fair value. There was no intangible asset impairment within our continuing operations during the year ended December 31, 2023. During the year ended December 31, 2022 we recorded an impairment loss on intangible assets of $42.6 million, which related to a full impairment of Centrum Medical Holdings’ reacquired contract with Bright HealthCare Florida as a result of Bright HealthCare’s decision to no longer offer commercial products for the 2023 plan year and our exit of select MA marketplaces.

Operating Costs: Operating costs are recognized as incurred and relate to selling, general and administrative costs not related to medical costs. Our operating costs, by functional classification for the years ended December 31, 2023, and 2022, are as follows (in thousands):

	2023	2022
Compensation and fringe benefits	$191,289	$252,415
Professional fees	41,372	37,280
Technology expenses	22,710	30,256
General and administrative expenses	26,496	25,415
Other operating expenses	5,271	9,070
Total operating costs	$287,138	$354,436

Share-Based Compensation: We recognize compensation expense for share-based awards, including stock options, restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) on a straight-line basis over the related service period (generally the vesting period) of the award. Compensation expense related to stock options is based on the fair value on the date of grant, which is estimated using a Black-Scholes option valuation model. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant and the fair value of PSUs is determined using a Monte-Carlo simulation. Share-based compensation expense is recognized in operating costs in the Consolidated Statements of Income (Loss).

Income Taxes: The federal income tax returns of NeueHealth are completed as a consolidated return. A tax-sharing agreement allocates the consolidated federal tax liability to each company in proportion to the tax liability that would have resulted for each company if computed on a separate return basis.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. Management evaluated the Company’s tax positions and concluded that for the years ended December 31, 2023 and 2022, the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance. As of the consolidated financial statement date, open tax years subject to potential audit by the taxing authorities are 2020 through 2022 for the federal tax returns and 2019 through 2022 for the state tax returns. We recognize interest and penalties related to income tax matters in income tax expense (benefit).

Redeemable Noncontrolling Interest: Redeemable noncontrolling interest in our subsidiaries whose redemption is outside of our control are classified as temporary equity.

NeueHealth, Inc.
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

The Company has a history of operating losses, and we generated a net loss of $1.3 billion for the year ended December 31, 2023. Additionally, the Company experienced negative operating cash flows primarily related to our discontinued Bright HealthCare – Commercial segment for the year ended December 31, 2023, requiring additional cash to be infused to satisfy statutory capital requirements. The Company paid $1.5 billion of 2022 related risk adjustment obligations in September 2023, and certain of its insurance subsidiaries entered into repayment agreements for an aggregate amount of $380.2 million with the Centers for Medicare & Medicaid Services’ (“CMS”) with respect to the unpaid amount of risk adjustment obligations. The amount owing under the repayment agreements is due March 15, 2025 and bears interest at a rate of 11.5% per annum. As further described in Note 18, Deconsolidation of Bright Healthcare Insurance Company of Texas, on November 29, 2023, Bright Healthcare Insurance Company of Texas was placed into liquidation and the Texas Department of Insurance was appointed as receiver. Of the $380.8 million of risk adjustment repayment liabilities, $89.6 million of this relates to Bright Healthcare Insurance Company of Texas, leaving $291.1 million as a risk adjustment obligation of the Company and is due within one year following the date the consolidated financial statements are issued. The Company’s IFP discontinued operations also continue to experience negative cash flows through the fourth quarter of 2023 as it continues to pay out the remaining inventory of medical claims.

We consummated the sale of our California Medicare Advantage business in January 2024, resulting in net proceeds of $31.6 million after debt repayment of $274.6 million, cash collateralization of existing letters of credit of $24.1 million, contingent consideration of $110.0 million, estimated net equity adjustment of $57.3 million and other transaction related fees. See Note 5, Short-Term Borrowings for further details around the debt repayment. Further, as described in Note 6, Long-Term Borrowings and Common Stock Warrants, the Company entered into the New Credit Agreement in 2023 and borrowed a total of $66.4 million as of December 31, 2023. While payment isn’t due for more than 12 months, there are no additional amounts currently available for borrowing in these agreements.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The Company declared no dividends from the regulated insurance entities to the parent company during the year ended December 31, 2023. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. As noted further in Note 19, Discontinued Operations, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities. In certain of our other regulated insurance legal entities, we hold surplus levels of risk-based capital, and as we complete the wind-down exercise related to these entities over the next two years, we expect to recapture through dividends and final liquidation actions approximately $110.0 million of cash held in other regulated insurance legal entities as of December 31, 2023. On February 28, 2024, we obtained approval in two states to execute a total of $13.1 million of dividends.

We believe that the existing cash on hand and investments will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the consolidated financial statements contained in this Annual Report are issued, for items such as IFP risk adjustment payables, medical costs payable, remaining obligation to the deconsolidated entity, and other liabilities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management has implemented a restructuring plan to reduce capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. Additionally, the Company is actively engaged with the Board of Directors and outside advisors to evaluate additional financing. However, the Company may not fully collect the contingent consideration associated with the sale of the California Medicare Advantage business or be able to obtain financing on acceptable terms, as both of these matters will be subject to market conditions that are not fully within the Company’s control. In the event the Company is unable to obtain additional financing or take other management actions, among other potential consequences, the Company forecasts we will be unable to satisfy our obligations. As a result, the Company has

NeueHealth, Inc.
Notes to Consolidated Financial Statements

concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recently Issued and Adopted Accounting Pronouncements: In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which will require disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual reporting beginning with the fiscal year ending December 31, 2024, and for interim periods thereafter. We are currently evaluating the incremental disclosures that will be required in the footnotes to our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal year ending December 31, 2025. We are currently evaluating the incremental disclosures that will be required in our consolidated financial statements.

There were no other accounting pronouncements that were recently issued and not yet adopted or adopted that had, or are expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

NOTE 3. RESTRUCTURING CHARGES

In October 2022, we announced our decision to further focus our business on our Fully Aligned Care Model, and that we will no longer offer commercial plans through Bright HealthCare - Commercial, or Medicare Advantage products outside of California in 2023. In connection with our October 2022 announcement, we incurred restructuring charges throughout 2023 to realign and refocus our supporting business resources.

As a result of these strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

Restructuring charges by reportable segment and corporate for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31, 2023
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$5,897	$5,897
Long-lived asset impairments	—	—	880	880
Contract termination and other costs	130	—	83	213
Total restructuring charges	$130	$—	$6,860	$6,990

NeueHealth, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$24,033	$24,033
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	5,145	5,145
Total restructuring charges	$—	$—	$29,178	$29,178

The $0.9 million of long-lived asset impairments is the result of a lease abandonment for one of our corporate office locations during the year ended December 31, 2023.

Restructuring accrual activity recorded by major type for the years ended December 31, 2023 and 2022 was as follows; employee termination benefits are within Other current liabilities while contract termination costs are within Accounts payable (in thousands):

	Year Ended December 31, 2023
	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2023	$24,077	$—	$24,077
Charges	5,897	213	6,110
Cash payments	(21,585)	(213)	(21,798)
Balance at December 31, 2023	$8,389	$—	$8,389

	Year Ended December 31, 2022
	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2022	$—	$—	$—
Charges	24,077	—	24,077
Cash payments	—	—	—
Balance at December 31, 2022	$24,077	$—	$24,077

NeueHealth, Inc.
Notes to Consolidated Financial Statements

NOTE 4. MEDICAL COSTS PAYABLE
The following table shows the components of the change in medical costs payable for the years ended December 31, (in thousands):

	2023	2022
Medical costs payable – January 1	$116,021	$6,764
Incurred related to:
Current year	997,687	665,145
Prior year	(1,105)	(2,173)
Total incurred	996,582	662,972
Paid related to:
Current year	839,772	549,108
Prior year	114,929	4,607
Total paid	954,701	553,715

Acquired claims liabilities	—	—
Medical costs payable – December 31	$157,903	$116,021
Medical costs payable attributable to prior years decreased by $1.1 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively, resulting from claim settlements being less than original estimates. Medical costs payable estimates are adjusted as additional information becomes known regarding claims. There were no significant changes to estimation methodologies in 2023 or 2022.
The table below details the components making up the medical costs payable as of December 31, (in thousands):

	2023	2022
Provider incentive payable	2,367	11,233
Incurred but not reported (IBNR)	155,536	104,788
Total medical costs payable	$157,903	$116,021
Medical costs payable are primarily related to the current year. There are no reinsurance recovery amounts assumed in medical costs payable at December 31, 2023 or 2022.

NOTE 5. SHORT-TERM BORROWINGS

In March 2021, we entered into a $350.0 million revolving credit agreement with JPMorgan Chase Bank, N.A., as Collateral Agent and Administrative Agent (in each such capacity, the “Agent”) and a syndicate of banks (the “Credit Agreement”), which was set to mature on February 28, 2024. As of December 31, 2023 and 2022 we had $303.9 million borrowed under the Credit Agreement at a weighted-average effective annual interest rate of 10.06%, which remained outstanding as of December 31, 2023. Refer to Note 14, Commitments and Contingencies for more information on the undrawn letters of credit of $22.9 million under the Credit Agreement, which reduce the amount available to borrow.

In June and August of 2023, the Company entered into two limited waivers and consents, which temporarily waived compliance with the minimum liquidity covenant set forth in Section 11.12.2 of the Credit Agreement, and subsequently reduced the minimum liquidity covenant to $25.0 million. These waivers, among other things, also removed the covenant requiring maintenance of a maximum total debt to capitalization ratio, prohibited certain types of debt and required the Company to provide certain financial information to the lenders thereunder.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

On December 27, 2023, we entered into a letter agreement (the “Letter Agreement”) with the Agent providing that, in each case subject to the Agent’s receipt of (a) the payment in an amount equal to $274.6 million to give effect to the Termination (as defined below) as of January 2, 2024 (the “Payoff Condition”) and (b) payment to the issuer of letters of credit outstanding under the Credit Agreement (the “Existing Letters of Credit”) cash in an amount equal to $24.1 million, which is equal to 105% of the aggregate face amount of the Existing Letters of Credit (the “Cash Collateral”), which shall be held by the Agent as collateral for the obligation of the Company to reimburse the Agent in an amount equal to the amount of any drawing under the Existing Letters of Credit and to pay certain fees in respect of Existing Letters of Credit until the Existing Letters of Credit have terminated or expired (collectively, the “L/C Condition”), (i) the lenders under the Credit Agreement and the Agent consented to the sale of our California Medicare Advantage business (this clause (i), the “Consent”) and (ii) all liabilities, obligations and indebtedness of the Company and its applicable subsidiaries that are guarantors under the Credit Agreement and the other related loan documents (collectively, the “Credit Documents”), other than customary obligations that survive termination of the Credit Agreement by their express terms and the Company’s obligations in respect of the Existing Letters of Credit, owing by the Company and such subsidiaries under the Credit Documents shall be released, discharged and satisfied in full, all liens securing the obligations under the Credit Agreement (other than in respect of the Cash Collateral) shall be terminated and all guarantees under the Credit Agreement shall be released (this clause (ii), the “Termination”).

On January 2, 2024, both the Payoff Condition and the L/C Condition were satisfied and, as a result, the Consent and the Termination occurred.

NOTE 6. LONG-TERM BORROWINGS AND COMMON STOCK WARRANTS

On August 4, 2023, the Company entered into a Credit Agreement (as amended, supplemented, restated or otherwise modified from time to time, the “New Credit Agreement”), among the Company, NEA 18 Venture Growth Equity, L.P. (“NEA”) and the lenders from time to time party thereto (together with NEA and each of their respective successors and assigns, the “Lenders”), to provide for a credit facility pursuant to which, among other things, the lenders have provided $60.0 million delayed draw term loan commitments, which matures on December 31, 2025.

On October 2, 2023, the Company, NEA, as the existing lender (the “Existing Lender”), and California State Teachers’ Retirement System, as an incremental lender (“the New Lender”) entered into Incremental Amendment No. 1 to the New Credit Agreement to provide for a term loan commitment increase in an aggregate principal amount of $6.4 million by the New Lender under the Amended Credit Agreement. Loans under the Commitment Increase will have the same terms as loans under the original term loan commitments provided by the Existing Lender. As of December 31, 2023, we had $66.4 million borrowed under the New Credit Agreement at a weighted-average effective interest rate of 15.00%, which remains outstanding as of December 31, 2023.

In the third quarter of 2023, the expectation was to use the proceeds from the sale of our California MA business to repay the amounts drawn on the New Credit Agreement in early 2024, as such they were classified as short-term borrowings. As a result of the reduction in the proceeds received from the sale of the California MA business the expected repayment timeline has changed to a longer term outlook, as such in the fourth quarter of 2023 we have reclassified these to long-term borrowings.

On August 4, 2023, we entered into a warrantholders agreement (the “NEA Warrantholders Agreement”) with NEA, setting forth the rights and obligations of the Company and NEA as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share (the “Warrants”), and providing for the issuance of warrants. We established a warrant liability of $25.1 million on this date, representing the 1.7 million warrants available to be issued under the NEA Warrantholders Agreement at a fair market value of $15.12 (closing share price on August 4th, 2023 minus the $0.01 exercise price). The warrants do not contain any exercise contingencies and expire on the fifth anniversary of the first closing date.

On October 2, 2023, we entered into a warrantholders agreement (the “CalSTRS Warrantholders Agreement”) with the New Lender, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. We increased the warrant liability by $1.0 million on this date, representing the 0.2 million warrants available to be issued under the CalSTRS

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Warrantholders Agreement at a fair market value of $5.80 (closing share price on October 2nd, 2023 minus the $0.01 exercise price). The warrants do not contain any exercise contingencies and expire on the fifth anniversary of the first closing date.

We account for our common stock warrants at the time of inception as derivatives, utilizing ASC 815, Derivatives and Hedging, by recording a liability equal to the warrants’ fair market value that is marked to market at the end of each period. Per the terms of the NEA Warrantholders Agreement, the market value is calculated as the ending stock price less the $0.01 exercise price. As we draw on the available funds, warrants are issued; warrants will remain classified as a liability and be fair valued each period until they are exercised by the warrantholder. Upon exercise, we relieve the associated liability into additional paid in capital at the fair value of the warrants on the date of exercise, classifying the exercised warrants as equity.

Fair Value
Balance at January 1, 2023	$—
Newly executed Warrantholders Agreement	26,076
Change in fair value of outstanding warrants	(12,105)
Balance at December 31, 2023	$13,971

During the year ended December 31, 2023, we drew $66.4 million on the New Credit Agreement, and issued a total of 1.8 million warrants. As of December 31, 2023 no issued warrants have been exercised and no warrants remain available to be issued under the Warrantholders Agreement. For the year ended December 31, 2023, warrant expense was $14.0 million. There was no equivalent liability and activity for the year ended December 31, 2022.

The Company classifies its warrant liability as Level 2 fair value because they are valued using observable, unadjusted quoted prices in active markets. See Note 19, Discontinued Operations for the full definition of Level 1, Level 2, and Level 3 fair values.

NOTE 7. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

Property, equipment and capitalized software at December 31, 2023 and 2022, consists of the following (in thousands):

	2023	2022
Software	$14,215	$20,961
Leasehold improvements	7,366	9,182
Medical and other equipment	1,111	1,030
Gross property, equipment, and capitalized software	22,692	31,173
Less accumulated depreciation	(8,193)	(9,875)
Property, equipment, and capitalized software, net	$14,499	$21,298

Depreciation expense of $6.6 million and $9.1 million was recognized for the years ended December 31, 2023 and 2022, respectively.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	NeueCare
	Gross Carrying Amount	Cumulative Impairment
Balance at December 31, 2022	401,385	—
Impairment losses	(401,385)	401,385
Balance at December 31, 2023	$—	$401,385

For the periods ended December 31, 2023 and 2022, NeueSolutions had no assigned goodwill.

Historically, we test goodwill for impairment annually at the beginning of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. During the three months ended September 30, 2023, we determined that the decrease in our enterprise market capitalization due to a decrease in the price of our common stock represented an event that indicated the carrying value of our NeueCare reporting unit may not be recoverable. As such, we performed an interim impairment test as of September 30, 2023.

We estimated the fair value of our NeueCare reporting unit using a combination of discounted cash flows and comparable market multiples, which include assumptions about a wide variety of internal and external factors. As a result of our interim impairment, we fully impaired the NeueCare assigned goodwill due to the decline in our stock price and market capitalization.

Given there was no assigned goodwill at our NeueSolutions and NeueCare segments on our annual goodwill impairment measurement date (first day of our fiscal fourth quarter - October 1, 2023), we did not perform an annual goodwill impairment test.

The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$80,021	$26,144	$80,021	$17,654
Trade names	48,361	9,000	48,361	5,776
Total	$128,382	$35,144	$128,382	$23,430
Amortization expense relating to intangible assets of $11.7 million and $21.6 million was recognized for the years ended December 31, 2023 and 2022, respectively.
Impairment expense relating to intangible assets for the year ended December 31, 2022 was $42.6 million as a result of the impairment of the reacquired contract between our discontinued Bright HealthCare - Commercial business and continuing NeueCare business, due to our decision to no longer offer commercial products for the 2023 plan year. We used the income approach in our assessment of the fair value of the impaired intangible assets. We did not have any impairment expense for the year ended December 31, 2023.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows (in thousands):

2024	$11,574
2025	$11,574
2026	$11,574
2027	$11,574
2028	$10,295

NOTE 9. PREFERRED STOCK
Series A Convertible Preferred Stock

On January 3, 2022, we issued 750,000 shares of the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $750.0 million, or $1,000 per share.

Pursuant to the Certificate of Designations designating the shares of our Series A Preferred Stock and the Certificate of Designations designating the shares of our Series B Convertible Perpetual Preferred Stock (collectively, the “Preferred Stock”) each of which we filed with the Secretary of State of the State of Delaware (together, the “Certificate of Designations”), the Preferred Stock ranks senior to our shares of common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The Series A Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“Compounded Dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of Compounded Dividends with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued Compounded Dividends of $78.0 million and $37.9 million as of December 31, 2023 and 2022, respectively.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for Compounded Dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $364.00 per share and approximately $283.20 per share subsequent to the issuance of warrants during the year ended December 31, 2023) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after January 3, 2025, if the closing price per share of Common Stock on the New York Stock Exchange was greater than 175% of the then effective conversion price (approximately $283.20 per share subsequent to the issuance of warrants during the year ended December 31, 2023) for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

Under the Certificate of Designations, holders of the Series A Preferred Stock are entitled to vote with the holders of the common stock on an as‑converted basis, solely with respect to (i) a change of control transaction (to the extent such change of control transaction is submitted to a vote of the holders of the common stock) or (ii) the issuance of capital stock by the Company in connection with an acquisition by the Company (to the extent such issuance is submitted to a vote of the holders of the common stock), subject to certain restrictions. Holders of the Series A Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series A Preferred Stock, authorizations or issuances by the Company of securities that are senior to the Series A Preferred

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Stock, increases or decreases in the number of authorized shares of Preferred Stock, and issuances of shares of the Series A Preferred Stock after the Closing Date of January 3, 2022.

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
Series B Convertible Preferred Stock

On October 10, 2022, we entered into an investment agreement with certain purchasers relating to the issuance of 175,000 shares of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $175.0 million, or $1,000 per share. The close of the Series B Preferred Stock issuance occurred on October 17, 2022 (the “Series B Closing Date”).

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by Compounded Dividends. Holders of the Series B Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Series B Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (Compounded Dividends) with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series B Preferred Stock had accrued Compounded Dividends of $10.8 million and $1.8 million as of December 31, 2023 and 2022, respectively.

The Series B Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for Compounded Dividends) plus (y) the accrued dividends with respect to each share of Series B Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $113.60 per share and approximately $99.59 per share subsequent to the issuance of warrants during the year ended December 31, 2023) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after the third anniversary of the Series B Closing Date, if the closing price per share of common stock on the NYSE was greater than 287% of the then effective Series B Conversion Price (approximately $99.59 per share subsequent to the issuance of warrants during the year ended December 31, 2023) for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series B Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series B Preferred Stock into the relevant number of shares of common stock.

Under the Series B Certificate of Designations, holders of the Series B Preferred Stock are entitled to vote with the holders of the common stock on an as‑converted basis, solely with respect to (i) a change of control transaction (to the extent such change of control transaction is submitted to a vote of the holders of the common stock) or (ii) the issuance of capital stock by the Company in connection with an acquisition by the Company (to the extent such issuance is submitted to a vote of the holders of

NeueHealth, Inc.
Notes to Consolidated Financial Statements

the common stock), subject to certain restrictions. Holders of the Series B Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series B Preferred Stock, authorizations or issuances by the Company of securities that are senior to the Series B Preferred Stock, increases or decreases in the number of authorized shares of Series B Preferred Stock, and issuances of shares of the Series B Preferred Stock after the Series B Closing Date.

At any time following the fifth anniversary of the original issuance date, the Company may redeem all of the Series B Preferred Stock for a per share amount in cash equal to: (i) the sum of (A) the liquidation preference (reflecting increases for Compounded Dividends) thereof plus (B) all accrued dividends as of the applicable redemption date, multiplied by (ii) (A) 105% if the redemption occurs at any time prior to the seventh anniversary of the Series B Closing Date and (B) 100% if the redemption occurs at any time on or after the seventh anniversary of the Series B Closing Date. Upon certain change of control events involving the Company, the holders of the Series B Preferred Stock may, at such holder’s election, convert their shares of Series B Preferred Stock into common stock at the then‑current conversion price or require the Company to purchase all or a portion of such holder’s shares of Preferred Stock that have not been so converted at a purchase price per share of Preferred Stock, payable in cash, equal to the greater of (I) (A) if the change of control effective date occurs at any time prior to the seventh anniversary of the Series B Closing Date, the product of 105% multiplied by the sum of (x) the liquidation preference of such share of Series B Preferred Stock (reflecting increases for Compounded Dividends) plus (y) the accrued dividends in respect of such share of Series B Preferred Stock as of the change of control purchase date and (B) if the change of control effective date occurs on or after the seventh anniversary of the Series B Closing Date, the sum of (x) the liquidation preference (reflecting increases for Compounded Dividends) of such share of Series B Preferred Stock plus (y) the accrued dividends in respect of such share of Series B Preferred Stock as of the change of control purchase date and (II) the consideration that would have been payable in connection with such change of control if such share of Series B Preferred Stock had been converted into common stock immediately prior to the change of control.
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

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. There are 1.6 million shares of common stock authorized for issuance under the 2021 Incentive Plan. As of December 31, 2023, a total of 0.5 million shares of common stock were available for future issuance under the 2021 Incentive Plan.
Share-Based Compensation Expense
We recognized share-based compensation expense of $83.7 million and $109.7 million for the years ended December 31, 2023 and 2022, respectively, which is included in operating costs in the Consolidated Statements of Income (Loss).
Stock Options
The Board of Directors or the Compensation Committee of the Board of Directors determines the exercise price, vesting periods and expiration date at the time of the grant. Stock options granted prior to the third quarter of 2021 generally vest 25% at one year from the grant date, then ratably over the next 36 months with continuous employee service. Stock options granted after

NeueHealth, Inc.
Notes to Consolidated Financial Statements

the beginning of the third quarter of 2021 generally vest ratably over three years. Option grants generally expire 10 years from the date of grant.
There were no stock options granted during the year ended December 31, 2023. The calculated value of each option award is estimated on the date of grant using a Black- Scholes option valuation model that used the following assumptions for options granted during 2022:

2022
Risk-free interest rate	1.9%
Expected volatility	54.3%
Expected dividend rate	0.0%
Forfeiture rate	10.2%
Expected life in years	6.0
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
The activity for the stock options for the year ended December 31, 2023 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	804	$145.60	6.7	$6,560
Granted	—	—
Exercised	—	—
Forfeited	(50)	190.49
Expired	(121)	164.18
Outstanding at December 31, 2023	633	$138.33	5.2	$213
The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2022 was $76.80 per share. There were no stock options exercised during the year ended December 31, 2023. The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the year ended December 31, 2022 was $1.1 million. We recognized share-based compensation expense related to stock options of $35.3 million and $51.4 million for the years ended December 31, 2023, and 2022, respectively. At December 31, 2023, there was $27.0 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.1 years.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the year ended December 31, 2023 (in thousands, except weighted average grant date fair value):

	RSU
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at January 1, 2023	470	$189.88
RSUs granted	964	32.24
RSUs vested	(176)	201.41
RSUs canceled	(482)	87.70
Unvested RSUs at December 31, 2023	776	$53.32

We recognized share-based compensation expense related to RSUs of $27.9 million and $23.6 million for the years ended December 31, 2023 and 2022, respectively, and is included in operating costs in the Consolidated Statements of Income (Loss). As of December 31, 2023, there was $24.2 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 1.3 years.

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
The following table summarizes PSU award activity for the year ended December 31, 2023 (in thousands, except weighted average grant date fair value):

	PSU
	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at January 1, 2023	131	$744.00
PSUs granted	—	—
PSUs canceled	—	—
Unvested PSUs at December 31, 2023	131	$744.00
We recognized share-based compensation expense related to the PSU grant of $20.5 million and $34.8 million for the years ended December 31, 2023 and 2022, respectively, and is included in operating costs in the Consolidated Statements of Income (Loss). At December 31, 2023, there was $12.4 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of 0.5 years.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

NOTE 11. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, (in thousands, except for per share amounts):

	2023	2022
Loss from continuing operations, net noncontrolling interests and accrued preferred stock dividends	$(562,533)	$(520,593)
Loss from discontinued operations	(638,066)	(974,638)
Net loss attributable to NeueHealth, Inc. common shareholders	$(1,200,599)	$(1,495,231)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	7,954	7,868
Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(70.72)	$(66.17)
Discontinued operations	$(80.22)	$(123.87)
Net loss per share attributable to common stockholders, basic and diluted	$(150.94)	$(190.04)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the years ended December 31, (in thousands):

	2023	2022
Redeemable preferred stock	4,790	3,982
Issued and outstanding common stock warrants	1,834	—
Stock options to purchase common stock	633	804
Restricted stock units	776	470
Total	8,033	5,256
NOTE 12. BENEFIT PLANS
The Company has a 401(k) retirement salary savings plan (“the 401(k) Plan”) for all eligible employees. We made safe harbor matching contributions equal to 100% of the first 2% and 50% of the next 4% of employee contributions to the 401(k) Plan. The Company’s contribution expense was $5.5 million and $7.0 million for 2023 and 2022, respectively, and was included in operating costs in the Consolidated Statements of Income (Loss).
NOTE 13. INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Current	$1,635	$1,637
Deferred	(3,063)	2,027
Total income tax expense (benefit)	$(1,428)	$3,664

NeueHealth, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the statutory tax rate (21%) to the effective income tax rate for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Tax benefit at federal statutory rate	$(108,111)	$(80,131)
Increase (decrease) in income taxes resulting from:
Adjustment to deferred tax valuation allowance	93,532	26,225
Permanent adjustments - book NCI reversal adjustment	(24,014)	20,089
Permanent adjustments - impairment	18,043	14,704
Permanent adjustments - compensation related	17,208	16,644
Permanent adjustments - other	599	1,091
State income taxes, net of federal benefit	1,381	1,708
Prior year adjustments	7	92
Other, net	(73)	3,242
Income tax expense (benefit)	$(1,428)	$3,664
Effective tax rate	0.3%	(1.0%)
The tax effects of temporary differences related to deferred tax assets and liabilities for the years ended December 31, 2023 and 2022, are as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$285,462	$327,644
Impairments	150,138	—
Accrued salaries and benefits	25,211	38,132
Section 195 startup expenditures	1,971	2,645
Adjustment for noncontrolling interest	1,393	—
Intangible amortization	14,984	22,643
Transaction costs	1,293	2,258
Depreciation expense	4,706	3,873
Investment loss	110	—
Claims Incurred but not Reported (IBNR)	40,945	31,887
Bad debt allowance	9,769	1,771
Warrants - Fair Value	3,735	—
Other	1,862	4,037
Total deferred tax assets	541,579	434,890
Less valuation allowance	(488,937)	(362,797)
Total deferred tax assets, net valuation allowance	52,642	72,093
Deferred tax liabilities:
Prepaid expenses	(967)	(2,855)
Fixed assets	(383)	(383)
Goodwill and intangible assets	(51,292)	(59,847)
Adjustment for noncontrolling interest	—	(3,237)
Investment income	—	(8,834)
Total deferred tax liabilities	(52,642)	(75,156)
Net deferred tax liabilities	$—	$(3,063)

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Not included in the deferred tax table above as of December 31, 2023 are $667.8 million deferred tax assets, $35.9 million deferred tax liabilities and $631.9 million valuation allowance related to operations classified as discontinued operations in the consolidated balance sheet. Of the $667.8 million deferred tax assets classified as discontinued operations as of December 31, 2023, $634.9 million consists of net operating losses. Not included in the deferred tax table above as of December 31, 2022 are $538.2 million deferred tax assets, $16.5 million deferred tax liabilities and $521.7 million valuation allowance related to operations classified as discontinued operations in the consolidated balance sheet. Of the $538.2 million deferred tax assets classified as discontinued operations as of December 31, 2022, $515.6 million consists of net operating losses.
Net operating losses (“NOLs”) were $2.5 billion and $2.8 billion as of December 31, 2023 and 2022, respectively. These NOLs start to expire in 2036.
Of the operating loss carryforwards noted, a portion of them may not be available after the application of Internal Revenue Code (“IRC”) Section 382 limitations. The IRC Section 382 imposes restrictions on the utilization of various carryforward tax attributes in the event of a change in ownership of the Company, as defined by IRC Section 382. In addition, IRC Section 382 may limit the Company’s built-in items of deduction, including capitalized start-up costs.
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
As of December 31, 2023, there were no unrecognized tax benefits recorded.
The Company files income tax returns in the U.S. federal jurisdiction and all state jurisdictions as necessary. The Company’s U.S. federal returns are no longer subject to income tax examinations for taxable years before 2020. State tax returns for taxable years before 2019 are no longer subject to examination.
The Company’s effective income tax rate varies from the federal statutory rate of 21% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. The overall tax expense for the year ended December 31, 2023 is primarily due to the reversal of the amortization of originating goodwill from asset acquisitions as well as estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. In the year ended December 31, 2022, the overall tax expense was attributable to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases: We lease our facilities under operating leases that are noncancelable and expire on various dates with options to renew. Operating lease costs were $9.3 million and $13.7 million for the years ended December 31, 2023, and 2022, respectively. The years ended December 31, 2023 and 2022 included immaterial short-term lease costs and sublease income. Operating lease costs are included in operating costs in the Consolidated Statements of Income (Loss).

NeueHealth, Inc.
Notes to Consolidated Financial Statements

At December 31, 2023 and 2022, the assets and liabilities related to operating leases in our Consolidated Balance Sheets are as follows (in thousands):

	Balance Sheet Location	2023	2022
Assets
Operating lease ROU assets	Other non-current assets	$26,765	$30,521
Liabilities
Operating lease liabilities - current	Other current liabilities	7,092	8,326
Operating lease liabilities - noncurrent	Other liabilities	22,431	25,222
Total lease liabilities		$29,523	$33,548

Supplemental cash flow and noncash information related to our operating leases was as follows (in thousands):

	2023	2022
Operating cash flows from operating leases	$15,765	$14,013
ROU assets obtained in exchange for new lease liabilities	2,910	7,417
Weighted-average remaining lease term (in years)	4.8	5.3
Weighted-average discount rate	6.0%	6.0%

At December 31, 2023, future minimum annual lease payments under all noncancelable operating leases are as follows (in thousands):

Minimum Lease Payments
Years ending December 31:
2024	$7,937
2025	7,709
2026	6,608
2027	4,726
2028	2,952
Thereafter	4,110
Undiscounted future minimum payments	34,042
Imputed interest	(4,519)
Total reported lease liability	$29,523

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Based on our assessment of the facts underlying the claims and the degree to which we intend to defend the Company in these matters, other than as set forth above, the amount or range of reasonably possible losses, if any, cannot be estimated. We have not accrued for any potential loss as of December 31, 2023 for these actions.

Other commitments: As of December 31, 2023, we had $22.9 million outstanding, undrawn letters of credit under the Credit Agreement. As of January 2, 2024 the letters of credit outstanding under the Credit Agreement are collateralized in cash in an amount equal to $24.1 million, which is equal to 105% of the aggregate face amount of the Existing Letters of Credit.
NOTE 15. SEGMENTS AND GEOGRAPHIC INFORMATION
Factors used to determine our reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s chief operating decision maker (“CODM”) to evaluate its results of operations. We have identified two operating segments based on our primary product and service offerings: NeueCare, formerly Care Delivery, and NeueSolutions, formerly Care Solutions. The Care Delivery and Care Solutions segments were new starting in the second quarter of 2023 and were formerly reported together within the aggregated Consumer Care segment. The updates to our reportable segments conform with the Company’s CODM’s view of our ongoing operations.
NeueCare and NeueSolutions, which make up our value-driven Consumer Care business that manages risk in partnership with external payors, aim to significantly reduce the friction and current lack of coordination between payors by delivering on our Fully Aligned Care Model with multiple payors. The following is a description of the types of products and services from which the two reportable segments of our continuing operations derive their revenues:
NeueCare: Provides care services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk. As of December 31, 2023, NeueCare provides in-person and virtual clinical care through its 73 owned primary care clinics. Through these risk-bearing clinics and our affiliated network of care providers, our NeueCare segment serves approximately 336,000 consumers, inclusive of 293,000 value-based care consumers and 43,000 fee-for-service consumers. NeueCare customers include external payors, third party administrators, affiliated providers, and direct-to-government programs.
NeueSolutions: Our provider enablement business that facilitates care coordination activities through the use of population health tools including technology, data analytics, care and utilization management, and clinical solutions and care teams to support patients. As of December 31, 2023, NeueSolutions has approximately 62,000 value-based care consumers attributed to its REACH ACOs.

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
The following tables present the reportable segment financial information for the years ended December 31, 2023, and 2022 (in thousands):

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Year Ended December 31, 2023	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$219,774	$—	$—	$219,774
ACO REACH revenue	—	896,504	—	896,504
Service revenue	41,559	2,879	—	44,438
Investment income	—	—	86	86
Total unaffiliated revenue	261,333	899,383	86	1,160,802
Affiliated revenue	5,876	—	(5,876)	—
Total segment revenue	267,209	899,383	(5,790)	1,160,802
Operating loss	(369,346)	(42,500)	(165,150)	(576,996)
Depreciation and amortization	$12,651	$—	$5,645	$18,296
Bad debt expense	4,984	22,423	—	27,407
Restructuring charges	130	—	6,860	6,990
Goodwill impairment	401,385	—	—	401,385

Year Ended December 31, 2022	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$112,904	$—	$—	$112,904
ACO REACH revenue	—	654,087	—	654,087
Service revenue	39,487	114	—	39,601
Investment income	—	—	(55,429)	(55,429)
Total unaffiliated revenue	152,391	654,201	(55,429)	751,163
Affiliated revenue	1,039,620	—	(1,039,620)	—
Total segment revenue	1,192,011	654,201	(1,095,049)	751,163
Operating loss	(215,361)	1,424	(154,819)	(368,756)
Depreciation and amortization	$22,234	$—	$8,476	$30,710
Bad debt expense	5	—	7	12
Restructuring charges	—	—	29,178	29,178
Goodwill impairment	—	—	—	—
Intangible assets impairment	42,611	—	—	42,611
We do not include asset information by reportable segment in the reporting provided to the CODM.
NOTE 16. REDEEMABLE NONCONTROLLING INTEREST
Effective December 31, 2020, we acquired a 62% controlling interest in Premier Medical Associates of Florida, LLC (“PMA”). As part of this acquisition, we entered into a put/call agreement with respect to the equity interests in PMA held by the controlling interest holder. The call options allow for the Company to purchase the 38% noncontrolling interest equity beginning on the fifth anniversary of the transaction date and each subsequent anniversary thereafter, or under certain other accelerating events as defined in the agreement, solely at the Company’s discretion. The put option allows the noncontrolling interest holder the ability to cause the Company to purchase their noncontrolling equity interest beginning on the seventh anniversary of the transaction date and each subsequent anniversary thereafter.
Based on the nature of the put option redemption feature, which is outside the control of the Company, the noncontrolling interests are classified as redeemable in the accompanying Consolidated Balance Sheets. The put option redemption feature that is outside the control of the Company is settled at a multiple of EBITDA, which is an other than fair value settlement amount. As such, we will make a measurement adjustment when the put option redemption price exceeds the carrying amount as calculated under ASC 810, Consolidation (“ASC 810”).

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Effective July 1, 2021, we acquired a 75% controlling interest in Centrum, a value-based primary care focused, multi-specialty medical group, serving Commercial, Medicare, and Medicaid consumers across multiple payors. As part of the Centrum acquisition, we entered into put/call agreements with respect to the equity interests in Centrum held by the controlling interest holder. The call options allow for the Company to purchase the 25% noncontrolling interest equity over time beginning on September 30, 2022, or under certain other accelerating events as defined in the agreement, solely at the Company’s discretion. The put options allow the noncontrolling interest holder the ability to cause the Company to purchase their noncontrolling equity interest on consistent terms with the call options.
Based on the nature of the put option redemption feature, which is outside the control of the Company, each of these noncontrolling interests are classified as redeemable in the accompanying Consolidated Balance Sheets at December 31, 2023. The put option redemption feature that is outside the control of the Company is settled at a multiple of EBITDA, which is an other than fair value settlement amount. As such, we will make a measurement adjustment when the put option redemption price exceeds the carrying amount as calculated under ASC 810.
The following table provides details of our redeemable noncontrolling interest activity for the years ended December 31, 2023 and 2022 (in thousands):

Redeemable Noncontrolling Interest
Balance at December 31, 2021	$128,407
Earnings (losses) attributable to noncontrolling interest	29,883
Distribution to noncontrolling interest holders	(4,311)
Measurement adjustment	65,779
Balance at December 31, 2022	$219,758
Earnings (losses) attributable to noncontrolling interest	(73,199)
Distribution to noncontrolling interest holders	(16,496)
Measurement adjustment	(41,155)
Balance at December 31, 2023	$88,908

NOTE 17. ACO REACH

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

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

Performance Guarantees

Through our participation in the ACO REACH Model, we determined that our arrangements with the providers of our REACH ACO beneficiaries require us to guarantee their performance to CMS. At the beginning of the performance year, we recognized the ACO REACH estimated performance year obligation and receivable for the duration of the performance year. This receivable and obligation are measured at an amount equivalent to the estimated Performance Year Benchmark per CMS that is representative of the expected Medicare expenditures for beneficiaries aligned to our REACH ACOs. As we fulfill our obligation, we amortize the guarantee on a straight-line basis for the amount that represents the completed portion of the performance obligation. The receivable is reduced as we receive payments from CMS for in-network claims or receive CMS reporting detailing out-of-network claims paid by CMS on behalf of our aligned beneficiaries. At the end of each reporting period, we estimate both in-network claims and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not yet reported and record a reserve for the estimated amount which is included in medical costs payable on the Consolidated Balance Sheets. For each performance year, the final consideration due to the REACH ACOs by CMS (shared savings) or the consideration due to CMS by the REACH ACOs (shared loss) is reconciled in the year following the performance year. On a periodic basis CMS adjusts the estimated Performance Year Benchmark based upon revised trend assumptions and changes in attributed membership. CMS will also estimate the shared savings or loss for the REACH ACO periodically based upon the estimated Performance Year Benchmark, changes to membership, payments made to the REACH ACO for in-network claims, out-of-network claims paid on behalf of the REACH ACO and various other assumptions including incurred but not reported reserves. The estimated Performance Year Benchmark is our best estimate of our obligation as we are unable to estimate the potential shared savings or loss due to the “stop-loss arrangement”, risk corridor components of the agreement, and a number of variables including but not limited to risk ratings and benchmark trends that could have an inestimable impact on estimated future payments. Our REACH ACOs netted a shared savings of $8.2 million for performance year 2022.

The tables below include the financial statement impacts of the performance guarantee at December 31, 2023 and 2022 and for the years then ended (in thousands):

	2023	2022
ACO REACH performance year receivable(1)(2)	$115,878	$99,181
ACO REACH performance year obligation(2)	—	—

(1)     We estimate there to be $146.1 million in in-network and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not reported as of December 31, 2023; this is included in medical costs payable on the Consolidated Balance Sheet.
(2)    Our CMS benchmark was reduced by $64.8 million and $71.6 million during the years ended December 31, 2023, and 2022, respectively.

	2023	2022
Amortization of ACO REACH performance year receivable	$877,685	$554,905
Amortization of ACO REACH performance year obligation	894,382	654,087
ACO REACH revenue	896,504	654,087

NeueHealth, Inc.
Notes to Consolidated Financial Statements

NOTE 18. DECONSOLIDATION OF BRIGHT HEALTHCARE INSURANCE COMPANY OF TEXAS

On November 29, 2023, BHIC-Texas (the “Deconsolidated Entity”) was placed into liquidation and the Texas Department of Insurance was appointed as receiver. The Deconsolidated Entity’s financial results are included in the Company’s consolidated results through November 28, 2023, the day prior to the date of the receivership. However, under ASC 810, consolidation of a majority-owned subsidiary is precluded where control of the subsidiary does not rest with the majority owners. Once the Texas Department of Insurance was appointed as receiver of BHIC-Texas we concluded the Company no longer controlled the subsidiary, and we deconsolidated BHIC-Texas as of that date.

The deconsolidation of BHIC-Texas resulted in certain related party balances that had previously been eliminated upon consolidation to become liabilities of the Company. In 2022, BHIC-Texas entered into a risk share contract with a different NeueHealth affiliate, whereby losses incurred at BHIC-Texas over a specified medical loss ratio target were transferred from BHIC-Texas to the affiliated entity. On November 29, 2023 the accrued loss of BHIC-Texas related to the risk share contract was $124.0 million. Upon deconsolidation of BHIC-Texas, this liability is required to be recorded as risk share payable to deconsolidated entity on the Consolidated Balance Sheet. The corresponding receivable on BHIC-Texas was included in our carrying value evaluation described below.

The table below presents the balance sheet of BHIC-Texas on November 29, 2023, the date the Deconsolidated Entity was placed into receivership.

Cash and cash equivalents	$60,560
Prepaids and other current assets	1,522
Risk Share Receivable	123,981
Total Assets	$186,063
Accounts payable	135
Medical costs payable	3,283
Other current liabilities	1,523
Risk adjustment payable	89,638
Total Liabilities	$94,579
Additional paid in capital	204,753
Accumulated deficit	(113,269)
Total Equity	$91,484
Total Liabilities and Equity	$186,063

Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. Upon deconsolidation, the Company valued its investment in BHIC-Texas to be $91.5 million, which is equivalent to the Deconsolidated Entity's carrying value. Upon valuing the investment in BHIC-Texas we assessed the current expected credit loss associated with the underlying receivables; as a result of our analysis we recorded a full valuation allowance on the investment due to uncertainties related to the collection of the risk share receivable. The $91.5 million bad debt expense within the discontinued Bright HealthCare - Commercial reporting segment is recorded within net loss from discontinued operations on the consolidated statements of income (loss).

NOTE 19. DISCONTINUED OPERATIONS

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

On June 30, 2023, the Company entered into the Molina Purchase Agreement to sell its California Medicare Advantage business, which consists of Brand New Day and Central Health Plan. On December 13, 2023, the Company, Molina, BHCC, CHP and BND amended the Molina Purchase Agreement, pursuant to which, the parties agreed to amend the total purchase considerations to $500.0 million subject to certain contingencies and tangible net equity (“TNE”) adjustments. The transaction was consummated on January 1, 2024.

In October 2022, we announced that we will no longer offer commercial plans through our Bright HealthCare - Commercial segment in 2023. As a result, we exited the Commercial marketplace effective December 31, 2022. We determined this exit represented a strategic shift that will have a material impact on our business and financial results that requires presentation as discontinued operations. The Bright HealthCare - Commercial segment is also inclusive of our MA Legacy business; all periods presented have been recast to reflect this presentation.

While we are no longer offering plans in the Commercial marketplace as of December 31, 2022, we continue to have involvement in the states where we formerly operated in as we support run out activities of medical claims incurred in the 2022 plan year and perform other activities necessary to wind down our operations in each state, including making payments of 2022 risk adjustment payable liabilities during the third quarter of 2023. We are substantially complete with medical claim payments as of the end of 2023, and we will continue to make remaining medical claim payments and payments towards the remaining risk adjustment obligations through 2024 and early 2025.

Our discontinued operations are also inclusive of our DocSquad business that was sold in March 2023; this is presented within the column labeled Other in the tables below.

The discontinued operations presentation has been retrospectively applied to all prior periods presented.

The financial results of discontinued operations by major line item for the years ended December 31 were as follows (in thousands):

NeueHealth, Inc.
Notes to Consolidated Financial Statements

For the year ending December 31, 2023	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$(18,129)	$1,728,182	$—	$1,710,053
Service revenue	30	—	2,383	2,413
Investment income (loss)	57,415	7,419	—	64,834
Total revenue from discontinued operations	39,316	1,735,601	2,383	1,777,300
Operating expenses:
Medical costs	137,239	1,621,696	—	1,758,935
Operating costs	118,870	222,460	2,380	343,710
Bad debt expense	97,141	93	92	97,326
Restructuring charges	11,620	5	1	11,626
Goodwill impairment	—	186,150	—	186,150
Intangible assets impairment	—	—	—	—
Depreciation and amortization	—	5,871	—	5,871
Total operating expenses from discontinued operations	364,870	2,036,275	2,473	2,403,618
Operating loss from discontinued operations	(325,554)	(300,674)	(90)	(626,318)
Interest expense	11,608	—	—	11,608
Loss from discontinued operations before income taxes	(337,162)	(300,674)	(90)	(637,926)
Income tax expense (benefit)	140	—	—	140
Net loss from discontinued operations	$(337,302)	$(300,674)	$(90)	$(638,066)

NeueHealth, Inc.
Notes to Consolidated Financial Statements

For the year ending December 31, 2022	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$4,064,119	$1,586,548	$—	$5,650,667
Service revenue	148	—	8,411	8,559
Investment income (loss)	(41,221)	410	—	(40,811)
Total revenue from discontinued operations	4,023,046	1,586,958	8,411	5,618,415
Operating expenses:
Medical costs	3,808,006	1,475,683	—	5,283,689
Operating costs	916,048	190,549	25,633	1,132,230
Bad debt expense	20,271	194	556	21,021
Restructuring charges	50,748	445	2,072	53,265
Goodwill impairment	4,147	70,017	1,208	75,372
Intangible assets impairment	6,720	—	—	6,720
Depreciation and amortization	145	17,702	2,018	19,865
Total operating expenses from discontinued operations	4,806,085	1,754,590	31,487	6,592,162
Operating loss from discontinued operations	(783,039)	(167,632)	(23,076)	(973,747)
Other income	—	—	799	799
Loss from discontinued operations before income taxes	(783,039)	(167,632)	(22,277)	(972,948)
Income tax expense (benefit)	1,674	3	13	1,690
Net loss from discontinued operations	$(784,713)	$(167,635)	$(22,290)	$(974,638)

The following table presents cash flows from operating and investing activities for discontinued operations (in thousands):

	For the years ending December 31,
	2023	2022
Cash provided by (used in) operating activities - discontinued operations	$(2,656,876)	$362,695
Cash provided by (used in) investing activities - discontinued operations	1,127,673	(466,385)

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Assets and liabilities of discontinued operations were as follows (in thousands):

	December 31, 2023
	Bright HealthCare - Commercial	Bright HealthCare	Total
Assets
Current assets:
Cash and cash equivalents	$159,769	$128,212	$287,981
Short-term investments	9,163	20,218	29,381
Accounts receivable, net of allowance	1,430	51,929	53,359
Prepaids and other current assets	7,838	114,532	122,370
Goodwill	—	172,543	172,543
Intangible assets, net	—	138,982	138,982
Property, equipment, and capitalized software, net	—	17,954	17,954
Current assets of discontinued operations	178,200	644,370	822,570
Total assets of discontinued operations	$178,200	$644,370	$822,570
Liabilities
Current liabilities:
Medical costs payable	$31,881	$272,138	$304,019
Accounts payable	25,648	7,719	33,367
Risk adjustment payable	291,146	—	291,146
Other current liabilities	28,045	43,181	71,226
Current liabilities of discontinued operations	376,720	323,038	699,758
Total liabilities of discontinued operations	$376,720	$323,038	$699,758

	December 31, 2022
	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Assets
Current assets:
Cash and cash equivalents	$1,469,577	$244,616	$1,091	$1,715,284
Short-term investments	1,129,800	3,972	—	1,133,772
Accounts receivable, net of allowance	4,167	59,308	1,636	65,111
Prepaids and other current assets	187,818	85,479	—	273,297
Current assets of discontinued operations	2,791,362	393,375	2,727	3,187,464
Other assets:
Goodwill	—	358,693	—	358,693
Intangible assets, net	—	144,131	—	144,131
Property, equipment, and capitalized software, net	—	21,298	—	21,298
Other non-current assets	—	4,995	—	4,995
Long-term assets of discontinued operations	—	529,117	—	529,117
Total assets of discontinued operations	$2,791,362	$922,492	$2,727	$3,716,581
Liabilities
Current liabilities:
Medical costs payable	$691,221	$290,296	$—	$981,517
Accounts payable	160,707	10,858	—	171,565
Risk adjustment payable	1,942,643	1,247	—	1,943,890
Unearned revenue	—	—	242	242
Other current liabilities	19,373	40,002	647	60,022
Current liabilities of discontinued operations	2,813,944	342,403	889	3,157,236
Total liabilities of discontinued operations	$2,813,944	$342,403	$889	$3,157,236

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Revenue Recognition: Premium revenue includes revenue derived from insurance contracts of Bright HealthCare - Commercial, within the scope of ASC 944, Financial Services - Insurance. Premium revenue is recognized in the period for which services are covered. Individual policies can be terminated by a consumer without advance notice to the Company. Consumers that have unpaid premium balances for the coverage period are subject to certain termination requirements depending on whether the premium is subsidized or nonsubsidized by CMS. The Company estimates the portion of unpaid balances that will not be collected from consumers and records an allowance accordingly.

For Bright HealthCare - Commercial, we record adjustments for changes to the risk adjustment balances for individual policies in premium revenue. The risk adjustment program adjusts premiums based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses as reported throughout the year. Under the risk adjustment program, a risk score is assigned to each covered consumer to determine an average risk score at the individual and small-group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state and are made in the middle of the year following the end of the contract year. Each health insurance issuer’s average risk score is compared to the state’s average risk score. Risk adjustment is subject to audit by the Department of Health and Human Services (“HHS”), which could result in future payments applicable to benefit years.

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

CMS covers 80% of allowed claims costs above the defined standard true out-of-pocket threshold of $7,050 for any individual beneficiary enrolled in a Medicare Advantage plan (“MAO”). The reinsurance calculation is based on the benefit actually offered (i.e. basic or enhanced) and with CMS covering 80% of a member’s drug costs in the catastrophic phase. CMS provides upfront subsidies to MAO’s through a monthly payment in the Monthly Membership Report to cover the estimated cost of federal reinsurance on a per-member-per-month basis. Reinsurance subsidies in excess of federal reinsurance claims are paid back to CMS (a payable). If the MAO does not have enough federal reinsurance revenue to cover the federal reinsurance claims, CMS will pay the shortfall to the MAO.

Premium revenue under the MA program includes CMS monthly premiums that are risk adjusted based on CMS defined formulas using consumer demographics and hierarchical condition category codes calculated based on historical data submitted to CMS on a lagged basis. Risk Adjustment Factor-related (“RAF”) premiums settle between CMS and the Company during both a midyear and final reconciliation process. Due to the lagged nature of the reconciliation and settlement, RAF-related premiums are estimated based on the lagged information that we submitted to CMS. The accuracy of the data submissions to CMS used in the RAF reconciliation are subject to CMS audit under the risk adjustment data validation audits and could result in future adjustments to premiums. As of December 31, 2023 and 2022, our MA risk adjustment receivable was $51.3 million and $62.2 million, respectively, recorded in accounts receivable within current assets of discontinued operations.

Our monthly payment from CMS includes prospective subsidies to cover catastrophic reinsurance and low-income cost subsidies, and the Medicare Part D coverage gap discount that the Company must cover at the point-of-sale for prescription drugs. We are not at risk for these portions of the Medicare Part D benefit design. We account for these CMS-provided subsidies and related costs on the Consolidated Balance Sheets and ultimately settle with CMS and pharmaceutical companies during the final Medicare Part D reconciliation subsequent to the plan year. As of December 31, 2023 and 2022, we had receivables of $6.9 million and $6.7 million, respectively, recorded as prepaid and other current assets in current assets of discontinued operations, and payables of $35.0 million and $24.6 million, respectively, recorded as other current liabilities, within current liabilities of discontinued operations related to these programs.

Our Medicare Part D premiums are subject to risk sharing with CMS under the risk corridor provisions. The risk corridor provisions compare costs targeted in our annual bid to actual prescription drug costs incurred. Our profit or loss is shared with or covered by CMS depending on the relative position within the risk corridor band. Changes in the risk corridor payable or receivable are recognized in premium revenue. As of December 31, 2023 and 2022, we had a risk corridor payable of $29.3 million and $15.2 million, respectively, included in other current liabilities in current liabilities of discontinued operations. The 2022 risk corridor payable was not settled as of December 31, 2023. We had no material risk corridor receivable as of December 31, 2023 and 2022, respectively.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Investments: We invest in debt securities of the U.S. government and other government agencies, corporate investment grade, money market funds and various other securities.

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

Accrued interest receivable relating to our debt securities is presented within prepaids and other current assets of current assets of discontinued operations. We do not measure an allowance for credit losses on accrued interest receivable. We recognize interest receivable write offs as a reversal of interest income. We had no write offs of accrued interest receivable in the years ended December 31, 2023 and 2022.

Medical Costs and Medical Costs Payable: In developing our medical costs payable estimates, we apply completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months, and also review our remaining claims inventory to further validate expected medical costs. These estimates may change as actuarial methods change or as underlying facts upon which the estimates are based change. Management believes the amount of medical costs payable is the best estimate of our liability as of December 31, 2023; however, actual payments may differ from those established estimates.

Restricted Investments and Statutory Deposits: The regulated insurance entities of NeueHealth are required to, among other things, hold certain statutory deposits and comply with certain minimum capital requirements, such as risk-based capital requirements, under applicable state regulations. Statutory deposits are classified as held-to-maturity investments and are carried at cost. The Company’s regulated legal entities held the required deposit amounts at December 31, 2023 and 2022,

NeueHealth, Inc.
Notes to Consolidated Financial Statements

totaling $6.8 million and $8.6 million, respectively. The statutory deposits are principally held in U.S. Treasury securities within a custodial or controlled account with a custodial trustee and are included primarily in short-term investments and long-term investments, consistent with classification of other similar invested assets, in the Consolidated Balance Sheets.

Reinsurance Recoveries: We have a quota share agreement with RGA, an alien unauthorized reinsurer, which cedes proportional percentages of premiums and medical costs of covered business of the Company, with the difference as an experience refund of ceded premiums, less a ceding fee paid to the reinsurer. Coverage includes comprehensive individual commercial policies in Colorado, Nebraska, Oklahoma and Florida. Effective January 1, 2021, we entered into a quota share agreement with the Canada Life Assurance Company, an alien unauthorized reinsurer, which cedes proportional percentages of premiums and medical costs of covered business of the Company, with the difference as an experience refund of ceded premiums, less a ceding fee paid to the reinsurer. Coverage includes comprehensive individual commercial policies in Florida. Deposit accounting is used for this arrangement and only ceding fees are recognized in the Consolidated Statements of Income (Loss) for the years ended December 31, 2023 and 2022, respectively.

Within our Medicare Advantage business we have an agreement with Swiss Re Life & Health America, Inc. (“Swiss Re”) in which Swiss Re provides excess loss reinsurance coverage to the Company on individuals covered under our individual and small group policies. Effective January 1, 2021 we entered an agreement with RGA Reinsurance Company (“RGA”) in which RGA provides loss reinsurance coverage to the Company on individuals covered under our MA polices. Receivables from reinsurers under these agreements totaled $10.6 million and $14.9 million as of December 31, 2023 and 2022, respectively, and are recorded in prepaids and other current assets within current assets of discontinued operations in the Consolidated Balance Sheets. Payables for reinsurance premiums and ceding fees of $0.5 million and $4.7 million are recorded as other current liabilities within current liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

Net reinsurance recoveries (net ceded premiums) of $3.4 million and $10.6 million were recorded as a reduction of medical costs within loss from discontinued operations in the Consolidated Statements of Income (Loss) for the years ended December 31, 2023 and 2022, respectively.

Provider Risk Sharing: Our MA insurance business in California maintains a risk-sharing program with contracted primary care providers and hospitals.

Risk-sharing payables of $30.7 million and $30.6 million for our MA insurance business in California and risk-sharing receivables of $28.7 million and $17.8 million for agreements between our provider practices and insurers were recorded as of December 31, 2023 and 2022, respectively. Risk-sharing payables are presented within medical costs payable of our current liabilities of discontinued operations while risk-sharing receivables are presented in prepaids and other current assets of our current assets of discontinued operations.

Premium Deficiency Reserve: Premium deficiency reserve (“PDR”) liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries on existing medical insurance contracts, including consideration of investment income. We assess if a PDR liability is needed through review of current results and forecasts. For purposes of determining premium deficiency losses, contracts are grouped consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. As of December 31, 2023 and 2022 we accrued no PDR liability.

Goodwill and Other Intangible Assets: On December 13, 2023 we announced the $100.0 million decrease in the purchase price of our California MA business from $600.0 million to $500.0 million; we identified this decrease in purchase price as an event that indicated the carrying value of our Bright HealthCare reporting unit may not be recoverable. As such we performed an interim impairment test as of December 31, 2023.

To estimate the fair value of the Bright HealthCare reporting unit we reduced the $500.0 million purchase price by $175.8 million, the amount subject to contingencies and TNE adjustments that create uncertainties in what will be the final adjusted purchase prices as well as the transaction costs incurred to complete the sale. As a result of the decreased purchase price, we recognized a $186.2 million goodwill impairment related to our Bright HealthCare reporting unit within discontinued operations for the year ended December 31, 2023. For the year ended December 31, 2022, we recognized a $70.0 million

NeueHealth, Inc.
Notes to Consolidated Financial Statements

goodwill impairment of the Bright HealthCare reporting unit primarily driven by an increase in the discount rate, which was impacted by higher interest rates and other market factors.

The Company classifies its valuation of the held for sale Bright Healthcare reporting unit as Level 1 fair value because the adjusted purchase price serves as a quoted price for the exact disposal group.

Restructuring Charges: As a result of the strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

Restructuring charges within our discontinued operations for the years ended December 31, 2023, and 2022 were as follows (in thousands):

	For the years ending December 31,
	2023	2022
Employee termination benefits	3,743	16,097
Long-lived asset impairments	8,398	7,126
Contract termination and other costs	(515)	30,042
Total discontinued operations restructuring charges	$11,626	$53,265

Restructuring accrual activity recorded by major type for the years ended December 31, 2023, and 2022 was as follows; employee termination benefits are within Other current liabilities of discontinued operations while contract termination costs are within Accounts payable of discontinued operations (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2023	$16,053	$29,053	$45,106
Charges	3,743	(515)	3,228
Cash payments	(16,929)	(6,046)	(22,975)
Balance at December 31, 2023	$2,867	$22,492	$25,359

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2022	$—	$—	$—
Charges	16,053	29,053	45,106
Cash payments	—	—	—
Balance at December 31, 2022	$16,053	$29,053	$45,106

Fixed Maturity Securities: Available-for-sale securities within our discontinued operations are reported at fair value as of December 31, 2023 and 2022. Held-to-maturity securities are reported at amortized cost as of December 31, 2023 and 2022. The following is a summary of our investment securities as of December 31, (in thousands):

NeueHealth, Inc.
Notes to Consolidated Financial Statements

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$150,939	$—	$—	$150,939
Available for sale:
U.S. government and agency obligations	1,557	—	(100)	1,457
Corporate obligations	615	—	(11)	604
Certificates of deposit	19,653	—	—	19,653
Mortgage-backed securities	951	—	(63)	888
Total available-for-sale securities	22,776	—	(174)	22,602
Held to maturity:
U.S. government and agency obligations	6,503	1	(59)	6,445
Certificates of deposit	334	—	—	334
Total held-to-maturity securities	6,837	1	(59)	6,779
Total investments	$180,552	$1	$(233)	$180,320

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$963,062	$32	$—	$963,094
Available for sale:
U.S. government and agency obligations	372,244	1	(3,239)	369,006
Corporate obligations	520,619	521	(714)	520,426
State and municipal obligations	10,308	—	(96)	10,212
Certificates of deposit	12,012	—	(2)	12,010
Mortgage backed securities	154,167	46	(156)	154,057
Asset backed securities	59,289	—	—	59,289
Other	386	—	(14)	372
Total available-for-sale securities	1,129,025	568	(4,221)	1,125,372
Held to maturity:
U.S. government and agency obligations	6,622	—	(158)	6,464
Certificates of deposit	$1,936	$—	$—	$1,936
Total held-to-maturity securities	$8,558	$—	$(158)	$8,400
Total investments	$2,100,645	$600	$(4,379)	$2,096,866

As of December 31, 2023, we believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of December 31, 2022, we concluded that it was more likely than not that we would have to sell some of the securities before recovering the amortized cost basis due to our decision to exit the commercial business. We recognized an impairment of $67.7 million in our available-for-sale securities portfolio. This impairment is related to the decrease in the fair value of debt securities primarily driven by an increase in market interest rates since the time the securities were purchased. At each reporting period, we evaluate securities for impairment when

NeueHealth, Inc.
Notes to Consolidated Financial Statements

the fair value of the investment is less than its amortized cost. We evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase.

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
Basis of fair value measurement:
Level 1:    Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2:    Quoted prices for similar assets or liabilities in active markets or quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability
Level 3:    Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
There were no investments in Level 3 securities and no transfers in or out of Level 3 financial assets or liabilities as of and during the years ended December 31, 2023 or 2022.
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2023 or 2022.
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

As of December 31, 2023, investments and cash equivalents within our discontinued operations were comprised of $157.8 million and $22.6 million with fair value measurements of Level 1 and Level 2, respectively. As of December 31, 2022, the investments and cash equivalents within our discontinued operations were comprised of $1.3 billion and $826.0 million with fair value measurements of Level 1 and Level 2, respectively.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Medical Costs Payable: The table below details the components making up the medical costs payable within current liabilities of discontinued operations as of December 31, (in thousands):

	Bright HealthCare - Commercial		Bright HealthCare
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Claims unpaid	$14,500	$60,856	$33,826	$41,188
Provider incentive payable	—	310	40,704	40,907
Claims adjustment expense liability	2,382	46,490	5,167	6,732
Incurred but not reported (IBNR)	14,999	583,565	192,441	201,469
Total medical costs payable of discontinued operations	$31,881	$691,221	$272,138	$290,296

The following table shows the components of the change in medical costs payable for the years ended December 31, (in thousands):

	Bright HealthCare
	2023	2022
Medical costs payable – January 1	$290,296	$244,534
Incurred related to:
Current year	1,593,709	1,471,297
Prior year	26,573	6,244
Total incurred	1,620,282	1,477,541
Paid related to:
Current year	1,333,531	1,182,291
Prior year	304,909	249,488
Total paid	1,638,440	1,431,779

Acquired claims liabilities	—	—
Medical costs payable – December 31	$272,138	$290,296
Medical costs payable attributable to prior years increased by $26.6 million and $6.2 million for the years ended December 31, 2023 and 2022, respectively, resulting from claim settlements being more than original estimates. Medical costs payable estimates are adjusted as additional information becomes known regarding claims. There were no significant changes to estimation methodologies in 2023 or 2022.
The following is information about incurred and cumulative paid claims development as of December 31, 2023, net of reinsurance, and the total claims payable plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2021 through 2023 is presented as supplementary information as follows and is inclusive of claims incurred and paid related to CHP prior and subsequent to the acquisition date (in thousands):

NeueHealth, Inc.
Notes to Consolidated Financial Statements

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (in thousands)			Total Incurred but Not Reported Liabilities Plus Expected Development on Reported Claims
	For the Years Ended December 31,
	(Unaudited)	(Unaudited)
Accident Year	2021	2022	2023
2021	1,313,337	1,319,581	1,321,798	860
2022		1,472,587	1,497,797	11,961
2023			1,593,709	263,611
Total			$4,413,304

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (in thousands)
	For the Years Ended December 31,
	(Unaudited)	(Unaudited)
Accident Year	2021	2022	2023
2021	1,071,736	1,270,444	1,320,938
2022		1,232,941	1,485,836
2023			1,330,098
Total			$4,136,872
All outstanding liabilities before 2021, net of reinsurance			—
Liabilities for claim and claim adjustment expenses, net of reinsurance			$276,432

December 31, 2023
Net outstanding liabilities	$276,432
Reinsurance recoverable on unpaid claims	(4,294)
Total gross liability for unpaid claims and claims	$272,138

Risk Adjustment: We record adjustments for changes to the risk adjustment balances for individual policies in premium revenue. The risk adjustment program adjusts premiums based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses as reported throughout the year. Under the risk adjustment program, a risk score is assigned to each covered consumer to determine an average risk score at the individual and small-group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state and are made in the middle of the year following the end of the contract year. Each health insurance issuer’s average risk score is compared to the state’s average risk score. Risk adjustment is subject to audit by HHS, which could result in future payments applicable to benefit years. Risk adjustment payable for our discontinued operations was estimated to be $291.1 million and $1.9 billion at December 31, 2023 and 2022, respectively.

Accounts Payable: As of December 31, 2023, the majority of the Accounts payable of discontinued operations balance included $22.5 million of contract termination costs related to restructuring. As of December 31, 2022, the Accounts payable of discontinued operations balance included $41.8 million of broker commissions payable and $36.5 million of premium taxes payable.

Property, Equipment and Capitalized Software: The table below details the property, equipment and capitalized software at December 31, 2023 and 2022, consists of the following (in thousands).

NeueHealth, Inc.
Notes to Consolidated Financial Statements

	2023	2022
Software	$22,521	$29,039
Leasehold improvements	288	403
Medical and other equipment	38	208
Gross property, equipment, and capitalized software	22,847	29,650
Less accumulated depreciation	(4,893)	(8,352)
Property, equipment, and capitalized software, net	$17,954	$21,298

Depreciation expense of $0.7 million and $3.2 million was recognized for the years ended December 31, 2023 and 2022, respectively. Fixed asset impairment expense of $3.9 million and $5.9 million was recognized for the years ended December 31, 2023 and 2022, respectively.

Leases: Operating lease costs were $10.2 million and $4.6 million for the years ended December 31, 2023, and 2022, respectively. The years ended December 31, 2023 and 2022 included immaterial short-term lease costs and sublease income. Operating lease costs are included in operating costs in the Consolidated Statements of Income (Loss). Operating lease ROU assets for our discontinued operations are included in prepaids and other current assets and other non-current assets. Operating lease liabilities for our discontinued operations are included in other current liabilities.

At December 31, 2023 and 2022, the assets and liabilities related to operating leases in our Consolidated Balance Sheets are as follows (in thousands):

	2023	2022
Assets
Operating lease ROU assets	$492	$8,545
Liabilities
Operating lease liabilities	$8,983	$12,563

We incurred $7.0 million in operating lease costs related to the full abandonment of operating leases for our discontinued operations for the year ended December 31, 2023.

Supplemental cash flow and noncash information related to our operating leases was as follows (in thousands):

	2023	2022
Operating cash flows from operating leases	$7,499	$6,372
ROU assets obtained in exchange for new lease liabilities	—	—
Weighted-average remaining lease term (in years)	3.7	4.2
Weighted-average discount rate	6.0%	6.0%

Restricted Capital and Surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. Our regulated subsidiaries had statutory capital and surplus of $(225.0) million and $42.1 million as of December 31, 2023 and 2022, respectively. We are out of compliance with the minimum levels for certain of our regulated insurance legal entities of our discontinued operations.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

NOTE 20. SUBSEQUENT EVENTS

Effective as of January 1, 2024, the Molina Purchase Agreement transaction was consummated for an aggregate purchase price of $500.0 million subject to certain contingencies and TNE adjustments. Upon completion of the sale, the Bright HealthCare reporting unit of our discontinued operations was no longer included in our operations.

On January 2, 2024, both the Payoff Condition and the L/C Condition were satisfied pursuant to the Letter Agreement entered into by the Company, the Agent, the Lenders, and the Guarantors. As a result, the Consent and the Termination of our Credit Agreement occurred.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Limitations of Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as described below.

Previously Disclosed Material Weakness

As of December 31, 2022, multiple deficiencies constituted a material weakness, in the aggregate, relating to deployment of control activities through internal control policies that establish what is expected and procedures that put policies into action. The deficiencies identified were in part related to our announced plans to exit the IFP business effective December 31, 2022. We announced further restructuring plans in the second quarter of 2023, including the intended sale of our MA business. The additional restructuring has led to changes in the scope of controls related to our continuing operations.
Since disclosing this material weakness, the Company has:

•Held SOX training sessions to communicate expectations, and enhance awareness and understanding of control activities and related responsibilities,
•Created or enhanced certain policies and procedures for processes where control deficiencies existed,
•Allocated resources from the Company’s discontinued operations to those remaining continuing operations and,
•Remediated certain control activities that were previously identified as deficient.

Despite the progress made in 2023, the Company is unable to conclude the material weakness was remediated as of December 31, 2023. The continuation of the Company’s reorganization activities in 2023 resulted in shifting control owner roles and responsibilities across several areas, and changes in the scope of relevant controls. These changes caused delays with the performance of certain control activities and/or inconsistencies with how those activities were documented, and as a result, control activities did not consistently have sufficient time to demonstrate operational effectiveness.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO. Based on an evaluation under these criteria, and the existence of the previously disclosed material weakness (mentioned above), management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, the Company identified a material weakness in the control activities component of internal control over financial reporting as defined by COSO. Specifically, multiple deficiencies constituted a material weakness, in the aggregate, relating to deployment of control activities through internal control policies that establish what is expected and procedures that put policies into action. While the Company believes remediation efforts in 2023 have improved our internal control over financial reporting, remediation of the material weakness will require further validation and testing of the operating effectiveness of internal controls over a sustained period of time.

Our independent registered public accounting firm has not performed an evaluation of the effectiveness of our internal control over financial reporting during any period in 2023 in accordance with the provisions of the Sarbanes-Oxley Act.

2024 Remediation Plans

Management’s plan to address the material weakness existing as of December 31, 2023, includes the following:

•Proactively allocate the necessary resources to the operation of control activities impacted by the Company’s continued reorganization activities.
•Continue to support new control owners through SOX training sessions focused on appropriately executing their internal control responsibilities.

As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except for the items described above, there were no changes during the quarter ended December 31, 2023, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is provided in Part I under the heading “Information About our Executive Officers.”

We have adopted a code of ethics applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer, controller and persons performing similar functions. The code of ethics, entitled Code of Conduct, is posted under “Governance” on the Investor Relations section of our website at www.neuehealth.com. For information about how to obtain the Code of Conduct, see Part I, Item 1, “Business.” We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics for our senior financial officers by posting such information on our website indicated above.

The remaining information required by this item will be included under the headings “Corporate Governance” and “Proposal 1 – Election of Directors” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION
The information required in response to this item will be included under the headings “Executive and Director Compensation,” “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2023, was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted-Average Exercise Price per Share of Outstanding Options and Rights(2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans(3)
Equity compensation plans approved by shareholders	1,540,917	$138.33	540,303

(1)Includes grants of stock options and restricted stock units (which may be time-based or market-based) granted under the 2021 Incentive Plan and the 2016 Incentive Plan.
(2)Includes weighted-average exercise price per share of outstanding stock options only.
(3)Consists of shares of common stock available for future issuance under the 2021 Incentive Plan as of December 31, 2023. Excludes securities to be issued upon exercise of outstanding options and rights. Shares available under the 2021 Incentive Plan may be granted as future awards in the form of stock options, stock appreciation rights, restricted shares, restricted stock units and other equity-based awards.

The remaining information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a)1. Financial Statements. The financial statements are included under Item 8 of this report:
(•)Report of Independent Registered Public Accounting Firm.
(•)Consolidated Balance Sheets as of December 31, 2023 and 2022.
(•)Consolidated Statements of Income (Loss) for the years ended December 31, 2023 and 2022.
(•)Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022.
(•)Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022.
(•)Consolidated Statements of Cash Flows for years ended December 31, 2023 and 2022.
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
3.1
Ninth Amended and Restated Certificate of Incorporation of NeueHealth, Inc. (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)

3.2
Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of NeueHealth, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K filed on May 25, 2023)

3.3
Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of NeueHealth, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K filed on January 24, 2024)

3.4
Certificate of Designations of Series A Convertible Perpetual Preferred Stock of NeueHealth, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on January 3, 2022)

3.5
Certificate of Amendment to the Certificate of Designations of Series A Convertible Perpetual Preferred Stock of NeueHealth, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on October 18, 2022)

3.6
Certificate of Designations of Series B Convertible Perpetual Preferred Stock of NeueHealth Inc. (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed on October 18, 2022)

3.7	Fourth Amended and Restated Bylaws of NeueHealth, Inc. (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed on January 24, 2024)
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 filed with the Registrant's Annual Report on Form 10-K filed on March 18, 2022)

4.2	Form of Warrant to Purchase Shares of Common Stock (included in Exhibit 10.2) (incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K filed on October 5, 2023)
10.1
Credit Agreement, dated as of August 4, 2023, among NeueHealth, Inc. (f/k/a Bright Health Group, Inc.), New Enterprise Associates, Inc. and the financial institutions from time to time party thereto as lenders, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on August 7, 2023)

10.2
Incremental Amendment No. 1, dated as of October 2, 2023, among NeueHealth, Inc. (f/k/a Bright Health Group, Inc.), NEA 18 Venture Growth Equity, L.P. and California State Teachers' Retirement System (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on October 5, 2023)

10.3
Warrantholders Agreement, dated as of August 4, 2023, among NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) and the Holders named therein (incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on August 7, 2023)

10.4
Warrantholders Agreement, dated as of October 2, 2023, among NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) and California State Teachers' Retirement System (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on October 5, 2023)

10.5
Investment Agreement, dated December 6, 2021, by and between NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) and Cigna Health & Life Insurance Company and New Enterprise Associates 17, L.P. (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on December 7, 2021)

10.6
Bright Health Insurance Company of Florida Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company of Florida (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on September 19, 2023)

10.7
Bright Health Insurance Company of Illinois Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company of Illinois (incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on September 19, 2023)

10.8
Bright Health Insurance Company of Texas Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company of Texas (incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed on September 19, 2023)

10.9
Bright Health Insurance Company Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K/A filed on September 19, 2023)

10.10*
Addendum to Bright Health Insurance Company Repayment Plan Approval and Letter of Agreement, dated March 11, 2024, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company.

10.11
Bright Health Management Inc. Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Registration Statement on Form S-1 filed on June 15, 2021)

10.12†
NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) Amended and Restated 2021 Omnibus Incentive Plan, effective as of May 4, 2023 (incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2023

10.13†
Form of Stock Option Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 5, 2021)

10.14†
Form of Restricted Stock Unit Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2021)

10.15†
Form of Executive Performance Stock Unit Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (2021 Executive Leadership Team PSUs )(incorporated by reference to Exhibit 10.11 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2021)

10.16†
Form of Executive Performance Stock Unit Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2021)

10.17†
NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2016 Stock Incentive Plan (as amended through December 21, 2020) (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.18†
Form of Stock Option Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.19†
Amended and Restated Employment Agreement, effective as of September 23, 2021, between Bright Health Management, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.15 filed with the Registrant's Annual Report on Form 10-K filed on March 18, 2022)

10.20†
Employment offer letter, dated as of December 19, 2019, between Cathy Smith and Bright Health (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.21†
Employee Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective as of January 7, 2020 between Cathy Smith and Bright Health Management, Inc. (incorporated by reference to Exhibit 10.18 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.22†
Form of Restricted Stock Unit Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on December 20, 2021)

10.23†	Form of Indemnification Award for Directors and Officers (incorporated by reference to Exhibit 10.7 filed with the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2021)
10.24†
Bright Health Management Inc. Annual Incentive Plan (formerly known as Bright Health Inc.) (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.25†	Employment offer letter, dated as of May 4, 2022, between Jeff Cook and Bright Health
10.26	Form of Executive Separation Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2022)
10.27
Investment Agreement, dated October 10, 2022, by and between NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) and the purchasers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 11, 2022).

10.28
Third Amended and Restated Registration Rights Agreement, dated as of October 17, 2022, by and among NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2022).

10.29†	Form of Restricted Stock Unit Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (2022)
10.30†	Form of Stock Option Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (2022)
10.31*†	Executive Employment Agreement between Centrum Medical Holdings, LLC and Tomas Orozco, effective August 9, 2021 and filed herewith
10.32†
Consulting agreement, dated May 9, 2023, between Catherine R. Smith and Bright Health Group, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2023)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
97.1*	Incentive Compensation Clawback Policy of NeueHealth, Inc.
101*	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024, formatted in Inline Extensible Business Reporting Language
104*	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)
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

(c) Financial Statement Schedule. Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the shareholders and the Board of Directors of NeueHealth, Inc.

We have audited the consolidated financial statements of NeueHealth, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022 and for each of the two years in the period ended December 31, 2023, and have issued our report thereon dated March 28, 2024, which contained an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding going concern.

The financial statement schedule of the Company listed in the Index at Item 15 has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

March 28, 2024
/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
NeueHealth, Inc.
Parent Company Condensed Balance Sheets

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,540	$335
Short-term investments	—	1,619
Investment in subsidiaries	36,879	1,037,067
Prepaids and other assets	1,008	73
Total assets	$39,427	$1,039,094

Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit
Current liabilities:
Related-party payable, net	$8,564	$4,527
Short-term borrowings	303,947	303,947
Other current liabilities	3,920	6,264
Total current liabilities	316,431	314,738
Long-term borrowings	66,400	—
Total liabilities	382,831	314,738

Commitments and contingencies (Note 14)
Redeemable Series A preferred stock, $0.0001 par value; 750,000 shares authorized in 2023 and 2022; 750,000 shares issued and outstanding in 2023 and 2022	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2023 and 2022; 175,000 shares issued and outstanding in 2023 and 2022	172,936	172,936

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2023 and 2022; 8,053,576 and 7,878,394 shares issued and outstanding in 2023 and 2022*, respectively	1	1
Additional paid-in capital	3,056,027	2,972,333
Retained earnings (deficit)	(4,307,849)	(3,156,395)
Treasury stock, at cost, 31,526 shares at December 31, 2023 and 2022	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(1,263,821)	(196,061)
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$39,427	$1,039,094

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
NeueHealth, Inc.
Parent Company Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2023	2022
Revenue:
Investment income	$53	$(36)
Total revenue	53	(36)

Operating costs:
Operating costs	84,296	112,867
Total operating costs	84,296	112,867
Interest expense	38,158	12,822
Warrant expense	13,971	—
Loss before income taxes and equity in net loss of subsidiaries	(136,372)	(125,725)
Income tax expense (benefit)	891	43
Loss before equity in net loss of subsidiaries	(137,263)	(125,768)
Equity in net loss of subsidiaries	(1,014,191)	(1,329,776)
Net loss	(1,151,454)	(1,455,544)

Unrealized investment holding (losses) gains	1,762	(5,267)
Less: reclassification adjustments for investment (losses) gains	(2,545)	(4,173)
Other comprehensive (loss) income	4,307	(1,094)

Comprehensive loss	$(1,147,147)	$(1,456,638)

Schedule I

Condensed Financial Information of Registrant
(Parent Company Only)
NeueHealth, Inc.
Parent Company Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$(52,816)	$(5,910)
Cash flows from investing activities:
Purchases of investments	—	(500)
Proceeds from sales, paydown, and maturities of investments.	1,619	—
Capital contributions to operating subsidiaries	(13,998)	(1,064,595)
Business acquisition, net of cash acquired	—	(310)
Net cash used in investing activities	(12,379)	(1,065,405)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	920,417
Proceeds from issuance of common stock	—	1,315
Proceeds from short-term borrowings	—	303,947
Repayments of short-term borrowings	—	(155,000)
Proceeds from long-term borrowings	66,400	—
Net cash provided by financing activities	66,400	1,070,679
Net increase (decrease) in cash and cash equivalents	1,205	(636)
Cash and cash equivalents – beginning of year	335	971
Cash and cash equivalents – end of year	$1,540	$335

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
NeueHealth, Inc.
Notes to Condensed Financial Statements

NOTE 1. BASIS OF PRESENTATION
The NeueHealth, Inc. (the “Parent Company”) condensed financial statements should be read in conjunction with our consolidated financial statements. The condensed financial statements include the activity of the Parent Company and reflect its subsidiaries using the equity method of accounting. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of consolidated subsidiaries.
NOTE 2. SUBSIDIARY TRANSACTIONS
Investment in Subsidiaries: The Parent Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.
Dividends and Capital Distributions: There were no cash dividends from unregulated subsidiaries for the years ended December 31, 2023 and 2022.
NOTE 3. SHORT-TERM BORROWINGS
Discussion of short-term borrowings can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
NOTE 4. LONG-TERM BORROWINGS & COMMON STOCK WARRANTS
Discussion of long-term borrowings and common stock warrants can be found in Note 6 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
NOTE 5. COMMITMENTS AND CONTINGENCIES
Certain regulated subsidiaries are guaranteed by the Parent Company in the event of insolvency.
For a summary of commitments and contingencies, see Note 14 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeueHealth, Inc.

Date: March 28, 2024	By:	/s/ G. Mike Mikan
Name: G. Mike Mikan
Title: Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 28, 2024.

SIGNATURE	TITLE

/s/ G. Mike Mikan	Chief Executive Officer, President and Director (Principal Executive Officer)
G. Mike Mikan

/s/ Jay Matushak	Chief Financial Officer (Principal Financial Officer)
Jay Matushak

/s/ Jeffrey J. Scherman	Chief Accounting Officer (Principal Accounting Officer)
Jeffrey J. Scherman

/s/ Robert J. Sheehy
Robert J. Sheehy	Chairman

/s/ Kedrick D. Adkins Jr.
Kedrick D. Adkins Jr.	Director

/s/ Naomi Allen
Naomi Allen	Director

/s/ Linda Gooden
Linda Gooden	Director

/s/ Jeffrey R. Immelt
Jeffrey R. Immelt	Director

/s/ Manual Kadre
Manuel Kadre	Director

/s/ Steve Kraus
Steve Kraus	Director

/s/ Mohamad Makhzoumi
Mohamad Makhzoumi	Director

/s/ Matthew Manders
Matthew Manders	Director

/s/ Adair Newhall
Adair Newhall	Director

/s/ Andrew M. Slavitt
Andrew M. Slavitt	Director