Form 10-Q
period 2024-03-31
NeueHealth, Inc.
filed 2024-05-10
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-40537

NEUEHEALTH, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4991296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9250 NW 36th St, Suite 420, Doral, FL	33178
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (612) 238-1321

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NEUE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of May 2, 2024, the registrant had 8,224,541 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this Quarterly Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will,” “ensure” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to raise capital and continue as a going concern; our ability to comply with the terms of our credit facility; our ability to receive the remaining proceeds from the sale of our Medicare Advantage (“MA”) business in California in a timely manner; our ability to obtain any short or long-term debt or equity financing needed to operate our business; our ability to quickly and efficiently complete the wind down of our Individual and Family Plan (“IFP”) businesses and MA businesses outside of California, including by satisfying liabilities of those businesses when due and payable; potential disruptions to our business due to any restructuring and any resulting headcount reduction; our ability to accurately estimate and effectively manage the costs relating to changes in our business offerings and models; a delay or inability to withdraw regulated capital from our subsidiaries; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our and our Care Partner’s abilities to obtain and accurately assess, code, and report risk adjustment factor scores; the ability of our payor partners to pay amounts due to us in a timely manner, or at all; the solvency of our partners; our ability to obtain claims information timely and accurately; the impact of any pandemic or epidemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage any growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions, integrate acquired businesses and divest businesses as needed; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; our ability to adapt to the risks associated with our Accountable Care Organizations (“ACO”) Realizing Equity, Access, and Community Health (“REACH”) businesses, including any unanticipated market or regulatory developments; and the other factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on March 28, 2024 (“2023 Form 10-K”) and our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$112,762	$87,299
Short-term investments	—	6,265
Accounts receivable, net of allowance of $10,358 and $14,023, respectively	39,938	39,084
ACO REACH performance year receivable	646,627	115,878
Current assets of discontinued operations (Note 15)	149,352	822,570
Prepaids and other current assets	25,786	17,831
Total current assets	974,465	1,088,927
Other assets:
Property, equipment and capitalized software, net	12,650	14,499
Intangible assets, net	90,345	93,238
Other non-current assets	27,668	28,816
Total other assets	130,663	136,553
Total assets	$1,105,128	$1,225,480
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$157,601	$157,903
Accounts payable	6,263	11,841
Short-term borrowings	—	303,947
ACO REACH performance year obligation	529,657	—
Current liabilities of discontinued operations (Note 15)	345,048	699,758
Risk share payable to deconsolidated entity	123,981	123,981
Warrant liability	11,899	13,971
Other current liabilities	85,101	79,856
Total current liabilities	1,259,550	1,391,257
Long-term borrowings	66,400	66,400
Other liabilities	21,212	22,441
Total liabilities	1,347,162	1,480,098
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	98,761	88,908
Redeemable Series A preferred stock, $0.0001 par value; 750,000 shares authorized in 2024 and 2023; 750,000 shares issued and outstanding in 2024 and 2023	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2024 and 2023; 175,000 shares issued and outstanding in 2024 and 2023	172,936	172,936
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2024 and 2023; 8,224,541 and 8,053,576 shares issued and outstanding in 2024 and 2023, respectively	1	1
Additional paid-in capital	3,074,654	3,056,027
Accumulated deficit	(4,323,763)	(4,307,849)
Accumulated other comprehensive loss	(104)	(122)
Treasury Stock, at cost, 31,526 shares at March 31, 2024, and December 31, 2023, respectively	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(1,261,212)	(1,263,943)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$1,105,128	$1,225,480

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Capitated revenue	$61,466	$49,548
ACO REACH revenue	171,811	239,807
Service revenue	11,615	11,187
Investment income	203	8
Total revenue	245,095	300,550
Operating expenses:
Medical costs	196,874	260,120
Operating costs	66,822	79,518
Bad debt expense	(3)	—
Restructuring charges	(58)	301
Depreciation and amortization	4,562	5,483
Total operating expenses	268,197	345,422
Operating loss	(23,102)	(44,872)
Interest expense	2,930	7,787
Warrant income	(2,072)	—
Gain on troubled debt restructuring	(30,311)	—
Income (loss) from continuing operations before income taxes	6,351	(52,659)
Income tax expense	663	1,259
Net income (loss) from continuing operations	5,688	(53,918)
Loss from discontinued operations, net of tax (Note 15)	(9,865)	(115,543)
Net Loss	(4,177)	(169,461)
Net income from continuing operations attributable to noncontrolling interests	(11,737)	(5,550)
Series A preferred stock dividend accrued	(10,294)	(9,714)
Series B preferred stock dividend accrued	(2,310)	(2,180)
Net loss attributable to NeueHealth, Inc. common shareholders	$(28,518)	$(186,905)

Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(2.31)	$(9.04)
Discontinued operations	(1.22)	(14.64)
Basic and diluted loss per share	(3.53)	(23.68)

Basic and diluted weighted-average common shares outstanding*	8,079	7,894

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split effective May 22, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,177)	$(169,461)
Other comprehensive income:
Unrealized investment holding gains arising during the year, net of tax of $0 and $0, respectively	20	1,303
Less: reclassification adjustments for investment (losses) gains, net of tax of $0 and $0, respectively	2	(890)
Other comprehensive income	18	2,193
Comprehensive loss	(4,159)	(167,268)
Comprehensive loss attributable to noncontrolling interests	(11,737)	(5,550)
Comprehensive loss attributable to NeueHealth, Inc. common shareholders	$(15,896)	$(172,818)

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2024	Shares	Amount	Shares	Amount
Balance at January 1, 2024	925	$920,417	8,054	$1	$3,056,027	$(4,307,849)	$(122)	$(12,000)	$(1,263,943)
Net loss	—	—	—	—	—	(15,914)	—	—	(15,914)
Issuance of common stock	—	—	171	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,627	—	—	—	18,627
Other comprehensive loss	—	—	—	—	—	—	18	—	18
Balance at March 31, 2024	925	$920,417	8,225	$1	$3,074,654	$(4,323,763)	$(104)	$(12,000)	$(1,261,212)

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
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

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,177)	$(169,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,562	9,891
Share-based compensation	18,627	33,320
Deferred income taxes	—	436
Warrant expense	(2,072)	—
Gain on troubled debt restructuring	(30,311)	—
Net accretion of investments	(34)	(4,581)
Loss on disposal of property, equipment, and capitalized software	245	1,299
Other, net	2	475
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(850)	(43,409)
ACO REACH performance year receivable	(530,749)	(783,703)
Other assets	(3,507)	22,448
Medical cost payable	(13,263)	(423,459)
Risk adjustment payable	(11,224)	4,153
Accounts payable and other liabilities	(5,612)	(119,416)
Unearned revenue	(11)	137,563
ACO Reach performance year obligation	529,657	719,420
Net cash used in operating activities	(48,717)	(615,024)
Cash flows from investing activities:
Purchases of investments	—	(2,880)
Proceeds from sales, paydowns, and maturities of investments	2,321	690,161
Purchases of property and equipment	(64)	(1,863)
Proceeds from sale of business, net	196,130	1,370
Net cash provided by investing activities	198,387	686,788
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1
Repayments of short-term borrowings	(273,636)	—
Distributions to noncontrolling interest holders	(1,884)	(1,805)
Net cash used in financing activities	(275,520)	(1,804)
Net (decrease) increase in cash and cash equivalents	(125,850)	69,960
Cash and cash equivalents of continuing and discontinued operations – beginning of year	375,280	1,932,290
Cash and cash equivalents of continuing and discontinued operations – end of period	$249,430	$2,002,250
Supplemental disclosures of cash flow information:
Changes in unrealized (loss) gain on available-for-sale securities in OCI	18	2,193
Cash paid for interest	3,587	7,157
See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization: NeueHealth, Inc. and subsidiaries (collectively, “NeueHealth,” “we,” “our,” “us,” or the “Company”) was founded in 2015 to transform healthcare. NeueHealth is a value-driven, consumer-centric healthcare company committed to making high-quality, coordinated healthcare accessible and affordable to all populations. We believe we can reduce the friction and current lack of coordination in today’s healthcare system by uniquely aligning the interests of payors and providers to enable a seamless, consumer-centric healthcare experience that drives value for all.

We have two market facing segments: NeueCare and NeueSolutions. NeueCare is our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“ACA”) Marketplace, Medicare, and Medicaid. NeueSolutions is our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements.

Basis of Presentation: The condensed consolidated financial statements include the accounts of NeueHealth, Inc. and all subsidiaries and controlled companies. All intercompany balances and transactions are eliminated upon consolidation. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our audited consolidated financial statements, unless the information contained in those disclosures materially changed or is required by GAAP. As such, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in our Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for fair presentation of the interim financial statements.

Sale of California Medicare Advantage Business: On June 30, 2023, the Company entered into a definitive agreement with Molina to sell its California Medicare Advantage business to Molina Healthcare, Inc. (“Molina”), which consisted of Universal Care, Inc. d/b/a Brand New Day, a California corporation (“BND”) and Central Health Plan of California, Inc., a California corporation (“CHP”) (the “Molina Purchase Agreement”). Effective as of January 1, 2024, the Molina Purchase Agreement transaction was consummated for an aggregate purchase price of $500.0 million subject to certain contingencies and Tangible Net Equity (“TNE”) adjustments. Upon completion of the sale, the Bright HealthCare reporting unit of our discontinued operations was no longer included in our operations. Refer to Note 15 Discontinued Operations for discussion of the transaction.

Debt Payoff: On December 27, 2023, we entered into an agreement regarding our revolving credit agreement with JPMorgan Chase Bank, N.A. (the “Agent”) and a syndicate of banks (the “2021 Credit Agreement”) providing that, upon closing of the sale of our California Medicare Advantage business, and payments for debt and interest of $274.6 million to the Agent and $24.1 million to the issuers of letters of credit outstanding under the 2021 Credit Agreement, all liabilities of the Company under the 2021 Credit Agreement would be terminated (other than those under the outstanding letters of credit that remained outstanding thereafter) (collectively, the “Termination”). These amounts were paid on January 2, 2024, and on that date the Termination occurred.

We evaluated this amendment to the 2021 Credit Agreement in accordance with ASC 470-60 Troubled Debt Restructuring and ASC 470-50 Debt - Modification and Extinguishments. The evaluation for troubled debt restructuring includes assessing both qualitative and quantitative factors such as whether the creditor granted a concession and if the Company is experiencing financial difficulties. Our quantitative analysis consisted of comparing the cash paid as part of the Payoff Condition to the total amount of outstanding indebtedness immediately prior to the payoff. Given the Company is experiencing financial difficulties and the lenders granted a concession by accepting total payments of $298.6 million for the remaining balance of the principal and interest due, we accounted for the transaction as a troubled debt restructuring and recognized a total gain of $30.3 million from the debt settlement.

Use of Estimates: The preparation of our condensed consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
statements and accompanying notes. Our most significant estimates include medical costs payable, provider risk share arrangements, third-party payor risk share arrangements, and valuation and impairment of intangible assets. Actual results could differ from these estimates.

Going Concern: The condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has a history of operating losses, and we generated a net loss of $4.2 million for the quarter ended March 31, 2024, and a net loss of $1.3 billion for the year ended December 31, 2023. Additionally, the Company experienced negative operating cash flows primarily related to our discontinued Bright HealthCare – Commercial segment for the quarter ended March 31, 2024 and in the preceding year ended December 31, 2023. Certain of the Company’s insurance subsidiaries have material obligations remaining related to the commercial insurance risk adjustment program. The subsidiaries entered into repayment agreements with the Centers for Medicare & Medicaid Services’ (“CMS”) with respect to the unpaid obligations in September 2023. The amount owed under the repayment agreements is due March 15, 2025 and bears interest at a rate of 11.5% per annum. In the first quarter of 2024, the Company paid down $11.2 million of risk adjustment principal, leaving $279.9 million as the remaining risk adjustment liability as of March 31, 2024.

We consummated the sale of our California Medicare Advantage business in January 2024, resulting in net proceeds of $31.6 million after debt and interest repayment of $274.6 million, cash collateralization of existing letters of credit of $24.1 million, contingent consideration of $110.0 million, estimated net equity adjustment of $57.3 million, and other transaction related fees. Further, as described in Note 5, Borrowings and Common Stock Warrants, in April 2024 the Company entered into an amendment to our existing 2023 Credit Agreement, which allows the Company to borrow an additional $30.0 million under the agreement. As of the date of this Quarterly Report on Form 10-Q’s filing, an additional $20.0 million has been borrowed under this amendment, with $10.0 million left available to be borrowed.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. As noted further in Note 15, Discontinued Operations, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities. In certain of our other regulated insurance legal entities, we hold surplus levels of risk-based capital, and as we complete the wind-down exercise related to these entities over the next two years, we expect to recapture through dividends and final liquidation actions the remaining cash positions of these entities. In February and March of 2024, we obtained approval in three states to execute a total of $28.2 million of dividends, of which $13.2 million was paid to the parent in March 2024 and $15.0 million was paid to the parent in April 2024 and immediately contributed to its insurance subsidiaries in deficit positions.

We believe that the existing cash, investments, and available liquidity will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the condensed consolidated financial statements contained in this Form 10-Q are issued, for items such as IFP risk adjustment payables, medical cost payables, any remaining obligation to the deconsolidated entity, and other liabilities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management continues to implement a restructuring plan to reduce capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. Additionally, the Company is actively engaged with the Board of Directors and outside advisors to evaluate additional financing. In addition, the Company may not fully collect the contingent consideration associated with the sale of the California Medicare Advantage business or be able to obtain additional liquidity on acceptable terms, as both of these matters will be subject to market conditions that are not fully within the Company’s control. The Company will be unable to satisfy its obligations unless it obtains additional liquidity or takes other management actions. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Operating Costs: Our operating costs, by functional classification for the three months ended March 31, 2024 and 2023, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Compensation and fringe benefits	$48,136	$58,624
Professional fees	6,500	5,848
Technology expenses	3,517	6,153
General and administrative expenses	7,700	7,457
Other operating expenses	969	1,436
Total operating costs	$66,822	$79,518

Recently Issued and Adopted Accounting Pronouncements: There are no accounting pronouncements that were recently issued and not yet adopted or adopted since our audited consolidated financial statements were issued that had, or are expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 2. RESTRUCTURING CHARGES

In October 2022, we announced our decision to further focus our business on our Fully Aligned Care Model, our NeueCare and NeueSolutions segments, and that we will no longer offer commercial plans through Bright HealthCare, or Medicare Advantage products outside of California in 2023. As a result of these strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

Restructuring charges by reportable segment and corporate for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31, 2024
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$(58)	$(58)
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	—	—
Total continuing operations	$—	$—	$(58)	$(58)

	Three Months Ended March 31, 2023
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$(766)	$(766)
Long-lived asset impairments	—	—	880	880
Contract termination and other costs	—	—	187	187
Total continuing operations	$—	$—	$301	$301

The $0.9 million of long-lived asset impairments is the result of a lease abandonment for one of our corporate office locations during the three months ended March 31, 2023.

Restructuring accrual activity recorded by major type for the three months ended March 31, 2024 were as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2024	$8,389	$—	$8,389
Net charges	(58)	—	(58)
Cash payments	(2,400)	—	(2,400)
Balance at March 31, 2024	$5,931	$—	$5,931

Employee termination benefits are recorded within Other current liabilities while contract termination costs are recorded within Accounts payable.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3. INTANGIBLE ASSETS

The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$80,021	$28,231	$80,021	$26,144
Trade names	48,361	9,806	48,361	9,000
Total	$128,382	$38,037	$128,382	$35,144

For the three months ended March 31, 2024 and 2023, there were no impairments of the definite-lived intangible assets.

We are continuously evaluating whether events or changes in circumstances indicate that an intangible asset may not be recoverable including an adverse change in the extent in which an intangible asset is used, our market capitalization, macroeconomic trends, and other events and uncertainties. Negative trends in these factors could result in a non-cash charge for impairment to intangible assets in a future period.

Amortization expense relating to intangible assets for the three months ended March 31, 2024 and 2023 was $2.9 million and $2.9 million, respectively. Estimated amortization expense relating to intangible assets for the remainder of 2024 and for each of the next five full years ending December 31 is as follows (in thousands):

2024 (April-December)	$8,681
2025	$11,574
2026	$11,574
2027	$11,574
2028	$10,295
2029	$10,295

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4. MEDICAL COSTS PAYABLE

The following table shows the components of the change in medical costs payable for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Medical costs payable - January 1	$157,903	$116,021
Incurred related to:
Current year	201,420	254,782
Prior year	(4,546)	2,806
Total incurred	196,874	257,588
Paid related to:
Current year	87,372	90,768
Prior year	109,804	95,660
Total paid	197,176	186,428

Medical costs payable - March 31	$157,601	$187,181

Medical costs payable attributable to prior years decreased by $4.5 million and increased by $2.8 million for the three months ended March 31, 2024 and 2023, respectively. Medical costs payable estimates are adjusted as additional information regarding claims becomes known; there were no significant changes to estimation methodologies during the periods.

The table below details the components making up the medical costs payable as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Provider incentive payable	42,366	2,367
Incurred but not reported (IBNR)	115,235	155,536
Total medical costs payable	$157,601	$157,903

Medical costs payable are primarily related to the current year.

NOTE 5. BORROWINGS AND COMMON STOCK WARRANTS

Short-term Borrowings and Troubled Debt Restructuring: In March 2021, we entered into a $350.0 million revolving credit agreement with JPMorgan Chase Bank, N.A. and a syndicate of banks, which was set to mature on February 28, 2024.

On December 27, 2023, we entered into an agreement regarding our 2021 Credit Agreement with the Agent providing that upon closing of the sale of our California Medicare Advantage business, and payments of $274.6 million to the Agent and $24.1 million to the issuers of letters of credit outstanding under the 2021 Credit Agreement, all liabilities of the Company under the 2021 Credit Agreement would be terminated (other than those under the outstanding letters of credit that remained outstanding thereafter) (collectively, the “Termination”). These amounts were paid on January 2, 2024, and on that date the Termination occurred and we had no outstanding borrowings under the 2021 Credit Agreement.

As of March 31, 2024 and December 31, 2023 we had $0.0 million and $303.9 million, respectively, borrowed under the 2021 Credit Agreement at a weighted-average effective annual interest rate of 10.07%. As of March 31, 2024, the letters of credit outstanding under the 2021 Credit Agreement with a principal balance of $22.9 million are collateralized at 105% of the

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
principal balance and reported as restricted cash included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

Upon occurrence of the Termination, we recognized a gain on troubled debt restructuring of $30.3 million. For the three months ended March 31, 2024, the gain on troubled debt restructuring resulted in a decrease of basic and diluted loss per share of $3.75. There was no gain on troubled debt restructuring for the three months ended March 31, 2023.

Long-term Borrowings: On August 4, 2023, the Company entered into a credit agreement (as amended, supplemented, restated or otherwise modified from time to time, the “2023 Credit Agreement”), among the Company, NEA 18 Venture Growth Equity, L.P. (“NEA”) and the lenders from time to time party thereto (together with NEA and each of their respective successors and assigns, the “Lenders”), to provide for a credit facility pursuant to which, among other things, the lenders have provided $60.0 million delayed draw term loan commitments, which matures on December 31, 2025.

On October 2, 2023, the Company, NEA, as the existing lender (the “Existing Lender”), and California State Teachers’ Retirement System, as an incremental lender (“the New Lender”) entered into an amendment (“Incremental Amendment No. 1”) to the 2023 Credit Agreement to provide for a term loan commitment increase in an aggregate principal amount of $6.4 million by the New Lender under the 2023 Credit Agreement. Loans under Incremental Amendment No. 1 have the same terms as loans under the original term loan commitments provided by the Existing Lender. As of March 31, 2024 and December 31, 2023, we had $66.4 million borrowed under the 2023 Credit Agreement at a weighted-average effective interest rate of 15.00%.

On April 8, 2024, the Company and NEA, New Enterprise Associates 17, L.P., New Enterprise Associates 16, L.P. and New Enterprise Associates 15, L.P. (collectively, the “NEA Lenders”) entered into an amendment (“Incremental Amendment No. 2”) to the 2023 Credit Agreement (as amended to date the “Amended 2023 Credit Agreement”) to provide for a term loan commitment increase in an aggregate principal amount of up to $30.0 million by the NEA Lenders under the Amended 2023 Agreement. Loans under Incremental Amendment No. 2 have the same terms as loans under the original term loan commitments provided by NEA. Subsequent to March 31, 2024, we borrowed an additional $20.0 million under the 2023 Credit Agreement.

Common Stock Warrants: On August 4, 2023, we entered into a warrantholders agreement (the “NEA Warrantholders Agreement”) with NEA 18 Venture Growth Equity, L.P. and the lenders from time-to-time party thereto, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. We established a warrant liability of $25.1 million on this date, representing the 1.7 million warrants available to be issued under the NEA Warrantholders Agreement at a fair market value of $15.12 (closing share price on August 4th, 2023 minus the $0.01 exercise price); the warrant liability is reported within Other current liabilities. The warrants do not contain any exercise contingencies and expire on the fifth anniversary of the first closing date.

On October 2, 2023, we entered into a warrantholders agreement (the “CalSTRS Warrantholders Agreement” and together with the “NEA Warrantholders Agreement,” the “Warrantholders Agreements”) with the New Lender, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. We increased the warrant liability by $1.0 million on this date, representing the 0.2 million warrants available to be issued under the CalSTRS Warrantholders Agreement at a fair market value of $5.80 (closing share price on October 2, 2023 minus the $0.01 exercise price). The warrants do not contain any exercise contingencies and expire on the fifth anniversary of the first closing date.

We account for our common stock warrants at the time of inception as derivatives, utilizing ASC 815 Derivatives and Hedging, by recording a liability equal to the warrants’ fair market value that is marked to market at the end of each period. Per the terms of the Warrantholders Agreements, the market value is calculated as the ending stock price less the $0.01 exercise price. As we draw on the available funds, warrants are issued; warrants will remain classified as a liability and be fair valued each period until they are exercised by the warrantholder. Upon exercise, we relieve the associated liability into additional paid in capital at the fair value of the warrants on the date of exercise, classifying the exercised warrants as equity.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value
Balance at January 1, 2024	$13,971
Newly executed Warrantholders Agreement	—
Change in fair value of outstanding warrants	(2,072)
Balance at March 31, 2024	$11,899

As of March 31, 2024 no issued warrants have been exercised and no warrants remain available to be issued under the Warrantholders Agreements. For the three months ended March 31, 2024, Warrant income was $2.1 million. There was no equivalent liability and activity at March 31, 2023 and for the three months then ended.

On April 8, 2024, the Company and the NEA Lenders entered into a warrantholders agreement setting forth the rights and obligations of the Company and the NEA Lenders as holders of the warrants to acquire up to 1,113,563 shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. As of March 31, 2024, no warrant liability has been established pursuant to this agreement.

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

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity-based awards, and cash-based incentive awards to certain employees, consultants and non-employee directors. The 2021 Incentive Plan was most recently amended in May 2024. As of March 31, 2024 there are 2.1 million shares of common stock authorized for issuance under the 2021 Incentive Plan and a total of 1.0 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

We recognized share-based compensation expense of $18.6 million and $33.3 million for the three months ended March 31, 2024 and 2023, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

Stock Options

The Board of Directors, or the Compensation and Human Capital Committee of the Board of Directors, as applicable, determines the exercise price, vesting periods and expiration date at the time of the grant. Stock options granted prior to the third quarter of 2021 generally vest 25% at one year from the grant date, then ratably over the next 36 months with continuous

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
employee service. Stock options granted after the beginning of the third quarter of 2021 generally vest ratably over three years. Option grants generally expire 10 years from the date of grant.

There were no options granted during the three months ended March 31, 2024.

The activity for stock options for the three months ended March 31, 2024 is as follows (in thousands, except exercise price, weighted average contractual life, and aggregate intrinsic value):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	633	$138.33	5.2	$213
Granted	—	—
Exercised	—	—
Forfeited	(3)	175.02
Expired	(16)	213.84
Outstanding at March 31, 2024	614	$136.12	4.3	$171

We recognized share-based compensation expense related to stock options of $6.8 million for the three months ended March 31, 2024, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At March 31, 2024, there was $20.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period, except for Board of Director grants which generally vest one year from the date of grant. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the three months ended March 31, 2024 (in thousands, except weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at January 1, 2024	776	$53.32
Granted	—	—
Vested	(171)	49.00
Forfeited	(30)	46.91
Unvested RSUs at March 31, 2024	575	$54.94

We recognized share-based compensation expense related to RSUs of $5.5 million for the three months ended March 31, 2024, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of March 31, 2024, there was $18.0 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 1.1 years.

Performance-based Restricted Stock Units (“PSUs”)

In connection with our initial public offering, our Board of Directors approved the grant of PSUs to members of our executive leadership team. The grant encompassed a total of 183,750 PSUs, separated into four equal tranches, each of which are eligible

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
to vest based on the achievement of predetermined stock price goals and a minimum service period of 3.0 years. The fair value of the PSUs was determined using a Monte-Carlo simulation.

The following table summarizes PSU award activity for the three months ended March 31, 2024 (in thousands, except weighted average grant date fair value):

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at January 1, 2024	131	$744.00
Granted	—	—
Forfeited	(13)	744.02
Unvested PSUs at March 31, 2024	118	$744.01

We recognized share-based compensation expense related to PSUs of $6.3 million for the three months ended March 31, 2024, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At March 31, 2024, there was $5.4 million of unrecognized compensation expense related to the PSU grant, which is expected to be recognized over a weighted-average period of 0.2 years.

NOTE 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $88.3 million and $78.0 million as of March 31, 2024 and December 31, 2023, respectively.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $364.00 per share and approximately $283.19 per share subsequent to the issuance of all warrants prior to the three months ended March 31, 2024) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after January 3, 2025, if the closing price per share of Common Stock on the New York Stock Exchange was greater than 175% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
relevant number of shares of common stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

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

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by compounded dividends. Holders of the Series B Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series B Preferred Stock had accrued compounded dividends of $13.1 million and $10.8 million as of March 31, 2024 and December 31, 2023, respectively.

The Series B Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series B Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $113.60 per share and approximately $98.68 per share subsequent to the issuance of all warrants prior to the three months ended March 31, 2024) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after October 17, 2025, if the closing price per share of common stock on the NYSE was greater than 287% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series B Preferred Stock into the relevant number of shares

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
of common stock, the Company may elect to convert all of the Series B Preferred Stock into the relevant number of shares of common stock.

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

NOTE 8. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31 (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2024	2023
Loss from continuing operations, net noncontrolling interests and accrued preferred stock dividends	$(18,653)	$(71,362)
Loss from discontinued operations	(9,865)	(115,543)
Net loss attributable to NeueHealth, Inc. common shareholders	$(28,518)	$(186,905)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,079	7,894
Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(2.31)	$(9.04)
Discontinued operations	$(1.22)	$(14.64)
Net loss per share attributable to common stockholders, basic and diluted	$(3.53)	$(23.68)

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2024	2023
Redeemable convertible preferred stock (as converted to common stock)	4,867	4,031
Issued and outstanding common stock warrants	1,834	—
Stock options to purchase common stock	614	771
Restricted stock units	575	999
Total	7,890	5,801

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

Based on our assessment of the facts underlying the claims and the degree to which we intend to defend the Company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated. We have not accrued for any potential loss as of March 31, 2024 and December 31, 2023 for these actions.

Other commitments: As of March 31, 2024, we had letters of credit unrelated to the 2021 Credit Agreement of $7.6 million, as well as surety bonds of $19.7 million. On our Condensed Consolidated Balance Sheets, $50.0 million of the cash and cash equivalents is restricted as collateral to our undrawn letters of credit and surety bonds.

NOTE 10. SEGMENTS AND GEOGRAPHIC INFORMATION

Factors used to determine our reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate its results of operations. We have identified two operating segments within our continuing operations based on our primary product and service offerings: NeueCare and NeueSolutions. The NeueCare and NeueSolutions segments were new starting in the second quarter of 2023 and were formerly reported together within the aggregated Consumer Care segment. The updates to our reportable segments conform with the Company’s CODM’s view of our ongoing operations.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NeueCare: Provides care services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk. As of March 31, 2024, NeueCare provides virtual and in-person clinical care through its 73 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, our NeueCare segment serves approximately 360,000 consumers. NeueCare customers include external payors, third party administrators, affiliated providers and direct-to-government programs.

NeueSolutions: Our provider enablement business that facilitates care coordination activities through the use of population health tools including technology, data analytics, care and utilization management, and clinical solutions and care teams to support patients. As of March 31, 2024, NeueSolutions has approximately 45,000 members attributed to its REACH ACO’s and 109,000 enablement services lives representing members attributed to NeueHealth by provider partner groups that are outside of the NeueHealth owned network.

The Company’s accounting policies for reportable segment operations are consistent with those described in Note 2, Summary of Significant Accounting Policies, in our 2023 Form 10-K. We utilize operating income (loss) before income taxes as the profitability metric for our reportable segments.

The following tables present the reportable segment financial information for the three months ended March 31, 2024 and 2023 (in thousands):

Three Months Ended March 31, 2024	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$61,466	$—	$—	$61,466
ACO REACH revenue	—	171,811	—	171,811
Service revenue	9,530	2,085	—	11,615
Investment income	—	—	203	203
Total unaffiliated revenue	70,996	173,896	203	245,095
Affiliated revenue	2,627	—	(2,627)	—
Total segment revenue	73,623	173,896	(2,424)	245,095
Operating income (loss)	9,812	(2,932)	(29,982)	(23,102)
Depreciation and amortization	3,786	—	776	4,562
Bad debt expense	—	(3)	—	(3)
Restructuring charges	—	—	(58)	(58)

Three Months Ended March 31, 2023	Care Delivery	Care Solutions	Corporate & Eliminations	Consolidated
Capitated revenue	$49,548	$—	$—	$49,548
ACO REACH revenue	—	239,807	—	239,807
Service revenue	10,936	251	—	11,187
Investment income (loss)	—	—	8	8
Total unaffiliated revenue	60,484	240,058	8	300,550
Affiliated revenue	2,195	—	(2,195)	—
Total segment revenue	62,679	240,058	(2,187)	300,550
Operating income (loss)	6,636	(1,509)	(49,999)	(44,872)
Depreciation and amortization	3,132	—	2,351	5,483
Restructuring charges	—	—	301	301

For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. We do not include asset information by reportable segment in the reporting provided to the CODM.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 11. INCOME TAXES

Income tax was an expense of $0.7 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three months ended March 31, 2024, the expense largely relates to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. For the three months ended March 31, 2023, the expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended March 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2024 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NOTE 12. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests in our subsidiaries whose redemption is outside of our control are classified as temporary equity. The following table provides details of our redeemable noncontrolling interest activity for the three months ended March 31, 2024 and 2023 (in thousands):

	2024	2023
Balance at January 1	$88,908	$219,758
Earnings attributable to noncontrolling interest	4,227	1,421
Distribution to noncontrolling interest holders	(1,884)	(1,805)
Measurement adjustment	7,510	4,129
Balance at March 31	$98,761	$223,503

NOTE 13. ACO REACH

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The tables below include the financial statement impacts of the performance guarantee at March 31, 2024 and December 31, 2023 and for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	March 31, 2024	December 31, 2023
ACO REACH performance year receivable(1)	$646,627	$115,878
ACO REACH performance year obligation	529,657	—

(1)     As of March 31, 2024, we estimate there to be in-network and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not reported of $110.9 million related to performance year 2024 and $4.3 million related to performance year 2023; this is included in medical costs payable on the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31,
	2024	2023
Amortization of ACO REACH performance year receivable(1)	$175,460	$175,523
Amortization of ACO REACH performance year obligation	176,552	239,807
ACO REACH revenue(2)	171,811	239,807

(1)     The amortization of the ACO REACH performance year receivable includes $111.3 million and $84.3 million related to the amortization of the prior year receivable for the three months ended March 31, 2024 and 2023, respectively.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(2)     ACO REACH revenue is inclusive of $4.7 million relating to the 2023 performance year.

For the three months ended March 31, 2024 and 2023, respectively, there is $0.3 million and $0.3 million reported within ACO REACH revenue on the Condensed Consolidated Statements of Income (Loss), that is related to our NeueCare clinics that are participating providers within our REACH ACOs. This revenue is presented gross in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts With Customers (“ASC 606”).

NOTE 14. DECONSOLIDATION OF BRIGHT HEALTHCARE INSURANCE COMPANY OF TEXAS

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

Under ASC 810, Consolidation, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. Upon deconsolidation, the Company valued its investment in BHIC-Texas to be $91.5 million, which is equivalent to the Deconsolidated Entity's carrying value. Upon valuing the investment in BHIC-Texas we assessed the current expected credit loss associated with the underlying receivables; as a result of our analysis we recorded a full valuation allowance on the investment due to uncertainties related to the collection of the risk share receivable.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 15. DISCONTINUED OPERATIONS

In April 2023, we announced that we were exploring strategic alternatives for our California Medicare Advantage business, the Bright HealthCare reporting segment, with the focus on a potential sale. At that time, we met the criteria for “held for sale,” in accordance with ASC 205-20. This represents a strategic shift that will have a material impact on our business and financial results. As such, we have reflected amounts relating to Bright HealthCare as a disposal group as part of discontinued operations. On June 30, 2023, the Company entered into the Molina Purchase Agreement to sell its California Medicare Advantage business, which consisted of BND and CHP. On December 13, 2023, the Company, Molina, Bright Health Company of California, Inc. (“BHCC”), CHP, and BND amended the Molina Purchase Agreement, pursuant to which, the parties agreed to amend the total purchase consideration to $500.0 million subject to certain contingencies and TNE adjustments. The transaction was consummated on January 1, 2024.

In October 2022, we announced that we will no longer offer commercial plans through our Bright HealthCare - Commercial segment in 2023. As a result, we exited the Commercial marketplace effective December 31, 2022. We determined this exit represented a strategic shift that will have a material impact on our business and financial results that requires presentation as discontinued operations.

While we are no longer offering plans in the Commercial marketplace as of December 31, 2022, we will continue to have involvement in the states where we formerly operated in, as we support run out activities of medical claims incurred in the 2022 plan year and perform other activities necessary to wind down our operations in each state. We are substantially complete with medical claim payments as of the end of 2023, and we will continue to make remaining medical claim payments and payments towards the remaining risk adjustment obligations through 2024 and early 2025.

Our discontinued operations are also inclusive of our DocSquad business that was sold in March 2023; this is presented within the column labeled Other in the tables below.

The discontinued operations presentation has been retrospectively applied to all prior periods presented.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The financial results of discontinued operations by major line item for the periods ended March 31 were as follows (in thousands):

Three Months Ended March 31, 2024	Bright HealthCare - Commercial
Revenue:
Premium revenue	$(215)
Investment income	1,568
Total revenue from discontinued operations	1,353
Operating expenses:
Medical costs	(3,759)
Operating costs	6,585
Restructuring charges	(379)
Total operating expenses from discontinued operations	2,447
Operating loss from discontinued operations	(1,094)
Interest expense	8,765
Loss from discontinued operations before income taxes	(9,859)
Income tax expense (benefit)	6
Net loss from discontinued operations	$(9,865)

Three Months Ended March 31, 2023	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$766	453,317	$—	$454,083
Service revenue	30	—	2,383	2,413
Investment income	20,891	38	—	20,929
Total revenue from discontinued operations	21,687	453,355	2,383	477,425
Operating expenses:
Medical costs	46,014	428,725	—	474,739
Operating costs	47,478	56,339	2,049	105,866
Restructuring charges	7,956	—	—	7,956
Depreciation and amortization	—	4,407	—	4,407
Total operating expenses from discontinued operations	101,448	489,471	2,049	592,968
Operating loss from discontinued operations	(79,761)	(36,116)	334	(115,543)
Interest expense	—	—	—	—
Loss from discontinued operations before income taxes	(79,761)	(36,116)	334	(115,543)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(79,761)	$(36,116)	$334	$(115,543)

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents cash flows from operating and investing activities for discontinued operations for the three months ended March 31, 2024 (in thousands):

Cash used in operating activities - discontinued operations	$(37,958)
Cash provided by investing activities - discontinued operations	198,451

Assets and liabilities of discontinued operations were as follows (in thousands):

March 31, 2024
Bright HealthCare - Commercial
Assets
Current assets:
Cash and cash equivalents	$136,668
Short-term investments	6,995
Accounts receivable, net of allowance	1,427
Prepaids and other current assets	4,262
Current assets of discontinued operations	149,352
Total assets of discontinued operations	$149,352
Liabilities
Current liabilities:
Medical costs payable	$15,781
Accounts payable	19,616
Risk adjustment payable	279,922
Other current liabilities	29,729
Current liabilities of discontinued operations	345,048
Total liabilities of discontinued operations	$345,048

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2023
	Bright HealthCare - Commercial	Bright HealthCare	Total
Assets
Current assets:
Cash and cash equivalents	$159,769	$128,212	$287,981
Short-term investments	9,163	20,218	29,381
Accounts receivable, net of allowance	1,430	51,929	53,359
Prepaids and other current assets	7,838	114,532	122,370
Property, equipment and capitalized software, net	—	17,954	17,954
Intangible assets, net	—	138,982	138,982
Goodwill	—	172,543	172,543
Current assets of discontinued operations	178,200	644,370	822,570
Total assets of discontinued operations	$178,200	$644,370	$822,570
Liabilities
Current liabilities:
Medical costs payable	$31,881	$272,138	$304,019
Accounts payable	25,648	7,719	33,367
Risk adjustment payable	291,146	—	291,146
Other current liabilities	28,045	43,181	71,226
Current liabilities of discontinued operations	376,720	323,038	699,758
Total liabilities of discontinued operations	$376,720	$323,038	$699,758

California Medicare Advantage Sale: On June 30, 2023, the Company entered into a definitive agreement with Molina to sell its California Medicare Advantage business, which consisted of BND and CHP, for total purchase consideration of $600.0 million, subject to regulatory approval and other closing conditions. Subsequently, on December 13, 2023 we announced that we entered an amendment (the “Amendment”) with Molina which reduced the purchase price of our California Medicare Advantage business from $600.0 million to $500.0 million. The $500.0 million purchase price includes $167.3 million of purchase price adjustments subject to contingencies and TNE adjustments (in thousands):

Consolidation and Adjustment Escrow Amount (1)	$100,000
TNE deficit at closing (2)	57,326
Indemnity Escrow Amount (3)	10,000
Total consideration subject to contingencies	$167,326

(1) Contingent upon either (i) Molina obtaining regulatory approval of the consolidation of BND into CHP or (ii) receipt by BND of a Part D Summary Rating for its Part D operations for contract year 2025 of at least 3 Stars from CMS. If this contingency is successful, it is payable in November 2024 net of any TNE deficit deterioration and subject to certain other purchase price adjustments as described further in the Amendment.

(2) Amount by which minimum required TNE exceeds estimated TNE as of December 31, 2023. To the extent the TNE deficit improves on a restated basis by the cutoff date of June 30, 2024, Molina will owe the Company for that difference, payable in November 2024. To the extent the TNE deficit worsens on a restated basis by the time of the cutoff date, such difference will be deducted from Consolidation and Adjustment Escrow Amount. If the conditions around the

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Consolidation and Adjustment Escrow Amount are not satisfied, Molina would retain the Consolidation and Adjustment Escrow Amount in satisfaction of any TNE deficit deterioration.

(3) For 18 months post-closing date, the Company will indemnify Molina against and are liable to Molina for any and all losses incurred by Molina resulting from breach or inaccuracy of warranties and representations made, breach or failure to perform any covenant of the Molina Purchase Agreement, among others. As the Indemnity Escrow Amount is subject to these conditions for 18 months post close, the Company will only recognize this amount in the fair value of consideration received at the point those 18 months have passed, on July 1, 2025. The amount recognized will be that equal to the $10.0 million Indemnity Escrow amount less any agreed upon or finally adjudicated losses as of July 1, 2025

As the conditions surrounding collection of total consideration and contingencies are largely outside of the Company’s control, we have not recorded any contingent consideration receivable as of March 31, 2024.

At the time of the sale, our investment in the California MA business was calculated as follows (in thousands):

Total assets (1)	$647,254
Total liabilities	(323,038)
Investment in California MA Business	$324,216

(1) Total assets of the California MA business at the time of the sale are inclusive of $2.9 million unsettled intercompany receivable that was eliminated at consolidation. NeueHealth has recorded the corresponding payable within other current liabilities of our continuing operations as of March 31, 2024.

The company recorded no gain or loss associated with the sale of the California Medicare Advantage business (in thousands):

Sale price of California MA Business	$500,000
Less: Portion of sale price subject to contingencies	(167,326)
Less: Investment in California MA Business	(324,216)
Less: Transactions costs contingent on closing of sale	(8,458)
Gain or loss on sale of California MA Business	$—

Upon the close of the sale, we ceased having a controlling financial interest over BND and CHP and have not retained any investments in the former subsidiaries. Molina is not a related party and subsequent to the close of the sale BND and CHP are no longer considered related parties to the Company. In connection with the sale, Molina and the Company are each providing customary transition services during 2024.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restructuring Charges: As a result of the strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

Restructuring charges within our discontinued operations for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Employee termination benefits	$129	$2,965
Long-lived asset impairments	—	100
Contract termination and other costs	(508)	4,891
Total discontinued operations restructuring charges	$(379)	$7,956

Restructuring accrual activity recorded by major type for the three months ended March 31, 2024 was as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2024	$2,867	$22,492	$25,359
Net charges	129	(508)	(379)
Cash payments	(1,485)	(6,495)	(7,980)
Balance at March 31, 2024	$1,511	$15,489	$17,000

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employee termination benefits are recorded within Other current liabilities of discontinued operations while contract termination costs are recorded within Accounts payable of discontinued operations.

Fixed Maturity Securities: Available-for-sale securities within our discontinued operations are reported at fair value as of March 31, 2024 and December 31, 2023. Held-to-maturity securities are reported at amortized cost as of March 31, 2024 and December 31, 2023. The following is a summary of our investment securities (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$106,536	$—	$(5)	$106,531
Held to maturity:
U.S. government and agency obligations	6,878	—	—	6,878
Corporate obligations	117	—	—	117
Total held-to-maturity securities	6,995	—	—	6,995
Total investments	$113,531	$—	$(5)	$113,526

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$150,939	$—	$—	$150,939
Available for sale:
U.S. government and agency obligations	1,557	—	(100)	1,457
Corporate obligations	615	—	(11)	604
Certificates of deposit	19,653	—	—	19,653
Mortgage-backed securities	951	—	(63)	888
Total available-for-sale securities	22,776	—	(174)	22,602
Held to maturity:
U.S. government and agency obligations	6,503	1	(59)	6,445
Certificates of deposit	334	—	—	334
Total held-to-maturity securities	6,837	1	(59)	6,779
Total investments	$180,552	$1	$(233)	$180,320

We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, we evaluate securities for impairment when the fair value of

NeueHealth, Inc.
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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument see Note 19 to the audited consolidated financial statements included in our 2023 Form 10-K.

As of March 31, 2024, investments and cash equivalents within our discontinued operations were comprised of $111.1 million and $2.4 million with fair value measurements of Level 1 and Level 2, respectively. As of December 31, 2023, the investments and cash equivalents within our discontinued operations were comprised of $157.8 million and $22.6 million with fair value measurements of Level 1 and Level 2, respectively.

Medical Costs Payable: The table below details the components making up the medical costs payable within current liabilities of discontinued operations (in thousands):

	Bright HealthCare - Commercial
	March 31, 2024	December 31, 2023
Claims unpaid	$10,775	$14,500
Claims adjustment expense liability	229	2,382
Incurred but not reported (IBNR)	4,777	14,999
Total medical costs payable of discontinued operations	$15,781	$31,881

Risk Adjustment: In September 2023, our insurance subsidiaries in Colorado, Florida, Illinois and Texas entered into repayment agreements with CMS with respect to the unpaid amount of their risk adjustment obligations for an aggregate amount of $380.2 million (the "Repayment Agreements"). The amount owed under the Repayment Agreements is due 18 months from September 15, 2023 (the date the first installment payment was made under the Repayment Agreements) and bears interest at a rate of 11.5% per annum. Our risk adjustment payable liability was $279.9 million and $291.1 million as of March 31, 2024 and December 31, 2023, respectively.

Restricted Capital and Surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. For the period ended March 31, 2024, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 16. SUBSEQUENT EVENTS

On April 8, 2024, the Company and the NEA Lenders entered into Incremental Amendment No. 2 to the 2023 Credit Agreement, dated as of August 4, 2023, between the Company and NEA 18 to provide for a term loan commitment increase in an aggregate principal amount of up to $30.0 million by the NEA Lenders under the 2023 Credit Agreement. Loans under Incremental Amendment No. 2 have the same terms as loans under the original term loan commitments provided by NEA 18.

In connection with Incremental Amendment No. 2, on April 8, 2024, the Company and the NEA Lenders entered into a warrantholders agreement setting forth the rights and obligations of the Company and the NEA Lenders as holders of Warrants, and providing for the issuance of the Warrants to purchase up to 1,113,563 shares of Common Stock. See Note 5, Borrowings and Common Stock Warrants, for additional information regarding the 2023 Credit Agreement, Incremental Amendment No.2 and the Warrantholders Agreement.

Subsequent to March 31, 2024, we borrowed an additional $20.0 million under the 2023 Credit Agreement and issued a total of 742,375 warrants.

On May 2, 2024, our stockholders approved an amendment to our 2021 Incentive Plan to authorize an additional 2,275,000 shares of our common stock to be issued under the 2021 Incentive Plan. After such approval, we granted 2.4 million RSUs; 1.6 million will vest three years from the start of the vesting period that began on October 11, 2023 and 0.9 million will vest ratably over a three-year period that began on March 11, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and the “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K. Unless the context otherwise indicates or requires, the terms “we”, “our”, and the “Company” as used herein refer to NeueHealth, Inc. and its consolidated subsidiaries.

Business Overview

NeueHealth, Inc. was founded in 2015 to transform healthcare. Although the business has evolved, our commitment to making high-quality, coordinated healthcare accessible and affordable to all populations remains unchanged. NeueHealth consists of two reportable segments within our continuing operations: NeueCare and NeueSolutions. Additionally, we have one reportable segment in our discontinued operations: Bright HealthCare - Commercial.

NeueCare. Our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across the ACA Marketplace, Medicare, and Medicaid. NeueCare aims to significantly reduce the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of March 31, 2024, NeueCare delivers high-quality in-person and virtual clinical care through its 73 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, NeueCare maintained approximately 360,000 consumers, inclusive of 315,000 value-based consumers and 45,000 fee-for-service consumers.

NeueSolutions. Our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements. As of March 31, 2024, NeueSolutions had approximately 45,000 value-based care consumers attributed to its REACH ACOs and 109,000 enablement services lives.

Bright HealthCare - Commercial. Included in our discontinued operations, our Commercial healthcare financing and distribution business focused on commercial plans. In October 2022, we announced that we would no longer offer commercial health plans effective at the end of 2022.

Business Update

Our first quarter results were driven by continued momentum in both our NeueCare and NeueSolutions business segments. In 2024, we are focused on driving long-term, sustainable growth of our value-driven, consumer-centric care model as we align interests to create a better healthcare experience for all. We believe our model is built for the future of healthcare. It represents a strong alternative to traditional approaches which rely on broad provider networks with limited care coordination and lack of focus on the consumer. Our model is grounded in the power of longstanding, trusted relationships in local communities – not one-time, episodic encounters. This means we are focused on deeply understanding the consumers we serve, proactively managing care on an ongoing basis, and fostering strong partnerships with providers and payors to create a seamless, more coordinated care experience. Our relationship-based approach gives us confidence in our ability to take on greater risk-sharing in the future as we continue to build upon our knowledge of the populations we manage and the local communities we serve.
Through our differentiated model, we are serving a diverse population base, including consumers across the Affordable Care Act (“ACA”) Marketplace, Medicare and Medicaid, which is a large and growing addressable market. Our ability to drive differentiated results across product categories allows us to capture opportunities with payors and providers throughout the industry, while limiting concentration risk.

Our model continues to resonate with our partners and the broader marketplace, leading to strong consumer engagement and satisfaction. Overall, our value-driven, consumer-centric care model is attracting and retaining consumers and leading to longstanding partnerships with providers and payors across the industry.

NeueCare

Starting in 2024, we expanded our operations in Central Florida to serve additional ACA Marketplace consumers. We completed this expansion in a capital-efficient manner, leveraging existing relationships to expand our footprint and the consumers we serve across our owned and affiliated clinics. This expansion demonstrates the value we are driving for our payor partners and the trusted relationships we have built, especially in managing the ACA Marketplace population in performance-based arrangements. We continually evaluate strategic opportunities to expand our value-based footprint not only in Florida, but throughout the country, and we believe we have a strong pipeline in place for the remainder of 2024, 2025, and beyond.

In our clinics, we are taking a holistic and comprehensive approach to care that starts with engagement. This helps us to guide our consumers to the right point of care, provide personalized and tailored treatment plans, follow up on progress, and maintain ongoing, trusted relationships throughout the entire healthcare journey. With this strong focus on proactive engagement, we seek to drive improved results for all consumers – no matter their need or circumstance – and deliver a healthcare experience that is affordable, convenient, and coordinated.

NeueSolutions

In our NeueSolutions segment, we continued to advance our provider enablement business, including our suite of population health tools and capabilities, as well as our ACO REACH business in the first quarter. In the fourth quarter, we announced that we secured new partnerships with provider groups that increased the lives we are serving in our provider enablement business. In the first quarter, we served approximately 109,000 consumers through our provider enablement business. We continue to see this business as a key driver of future growth opportunities, leading to new provider and payor partnerships and opportunities to serve additional consumers in diverse product categories.

Looking at our first quarter 2024 ACO REACH results, we are performing in-line with our expectations. This year, we have a carefully selected group of high-performing provider partners, and we are confident in our ability to deliver strong performance and improved margins in the program. We are working closely with our provider partners on care management and patient engagement initiatives focused on delivering consumer-centric care, preventing avoidable readmissions, optimizing site of service, and proactively identifying high risk and rising risk beneficiaries. We will maintain tight collaboration with our provider partners as we continue to deliver high-quality, personalized care to the Medicare beneficiaries we manage.

In summary, we have built a differentiated model that aligns with the industry’s shift towards value-based care. Grounded in the power of strong, ongoing relationships and proactive consumer engagement, our model allows us to deliver a more coordinated, personalized care experience for all populations across the ACA Marketplace, Medicare, and Medicaid.

NeueHealth is a more mature and focused business this year, and we continue to see our value proposition resonating with the broader market as evidenced by the longstanding relationships we have formed with key payor and provider partners, the capital efficient growth we have driven to start the year, and the high consumer satisfaction scores we are receiving. We are confident in our ability to continue to drive strong performance this year as we maintain our focus on creating a better healthcare experience for all.

Key Metrics and Non-GAAP Financial Measures

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table provides the approximate consumers and patients served as of March 31, 2024 and 2023.

	As of March 31,
	2024	2023
Value-Based Consumers served	360,000	373,000
Enablement Services Lives	109,000	27,000

Value-Based Care Consumers

Value-based care consumers are consumers attributed to providers contracted under various value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our NeueHealth owned or affiliated medical groups. We believe growth in the number of value-based care consumers is a key indicator of the performance of our NeueHealth business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth. We saw a year over year decrease in value-based care consumers of approximately 13,000 consumers; driven by an approximately 23,000 decline in ACO REACH lives partially offset by an approximately 10,000 value-based care consumer increase through our third-party payor relationships. Our focus is to continue to grow the number of value-based care consumers through third-party payor relationships.

Enablement Services Lives

Enablement services lives represent members to NeueHealth by provider partner groups that are outside of the NeueHealth owned network. We bring the people. process, and technology platforms necessary to manage the administrative support for these value-based and risk arrangement members, on behalf of our provider partners. As a result of the value we drive, we ended the quarter with approximately 109,000 enablement services lives under contract within those organizations.

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net income (loss) from continuing operations	$5,688	(53,918)
Adjusted EBITDA(1)	$2,529	(5,743)

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net loss	$(4,177)	$(169,461)
Loss from Discontinued Operations (a)	9,865	115,543
EBITDA adjustments from continuing operations
Interest expense	2,930	7,787
Income tax expense	663	1,259
Depreciation and amortization	4,562	5,483
Transaction costs (b)	1,121	1,852
Share-based compensation expense (c)	18,627	33,320
Gain on troubled debt restructuring (d)	(30,311)	—
Change in fair value of warrant liability (e)	(2,072)	—
Restructuring and contract termination costs (f)	(58)	301
ACO REACH care partner bankruptcy (g)	1,248	—
Impairment of goodwill and long-lived assets	131	—
Change in fair value of contingent consideration (h)	—	(1,827)
EBITDA adjustments from continuing operations	$(3,159)	$48,175
Adjusted EBITDA	$2,529	$(5,743)

(a)Adjusted EBITDA excludes the impact of discontinued operations. The comparable period in 2023 has been recast to exclude the impacts of our discontinued MA Legacy operations and the California Medicare Advantage business that were included in discontinued operations beginning the seconding quarter of 2023.
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
(d)Beginning in the first quarter of 2024, Adjusted EBITDA excludes the impact of gains on troubled debt restructuring. The comparable period in 2023 has been recast to exclude these impacts.
(e)Restructuring and contract termination costs represent severance costs as part of a workforce reduction, amounts paid for early termination of leases, and impairment of certain long-lived assets primarily relating to our decision to exit the Commercial business for the 2023 plan year.
(f)Represents the costs expected to be incurred as a result of one of our ACO REACH care partners filing for bankruptcy; includes the full allowance established for the outstanding receivable and ongoing costs incurred to manage and provide service to members attributed to the care partner that would have otherwise been reimbursed prior to the care partner’s bankruptcy.
(g)Represents the non-cash change in the fair value of the warrant liability established for warrants included in our financing arrangements, which are remeasured at fair value each reporting period.
(h)Represents the non-cash change in fair value of contingent consideration from business combinations, which is remeasured at fair value each reporting period.

Results of Operations

The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three months ended March 31, 2024 and 2023.

($ in thousands)	Three Months Ended March 31,
Condensed Consolidated Statements of Income (loss) and operating data:	2024	2023
Revenue:
Capitated revenue	$61,466	$49,548
ACO REACH revenue	171,811	239,807
Service revenue	11,615	11,187
Investment income (loss)	203	8
Total revenue	245,095	300,550
Operating costs
Medical costs	196,874	260,120
Operating costs	66,822	79,518
Bad debt expense	(3)	—
Restructuring charges	(58)	301
Depreciation and amortization	4,562	5,483
Total operating costs	268,197	345,422
Operating loss	(23,102)	(44,872)
Interest expense	2,930	7,787
Warrant expense	(2,072)	—
Other income	(30,311)	—
Loss from continuing operations before income taxes	6,351	(52,659)
Income tax expense (benefit)	663	1,259
Net loss from continuing operations	5,688	(53,918)
Loss from discontinued operations, net of tax (Note 15)	(9,865)	(115,543)
Net loss	(4,177)	(169,461)
Net earnings from continuing operations attributable to noncontrolling interests	(11,737)	(5,550)
Series A preferred stock dividend accrued	(10,294)	(9,714)
Series B preferred stock dividend accrued	(2,310)	(2,180)
Net loss attributable to NeueHealth, Inc. common shareholders	$(28,518)	$(186,905)
Adjusted EBITDA	$2,529	$(5,743)
Operating Cost Ratio (1)	27.3%	26.5%

(1)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues decreased by $55.5 million, or 18.5%, for the three months ended March 31, 2024 as compared to the same period in 2023, which was primarily driven by a decrease of approximately 23,000 beneficiaries aligned to our REACH ACOs. Our capitated revenue increased $11.9 million for the three months ended March 31, 2024 as compared to the same period in 2023 as a result of increased membership through our third party payor contracts as compared to the three months ended March 31, 2023.

Medical costs decreased by $63.2 million, or 24.3%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in medical costs was primarily driven by a decrease in beneficiaries aligned to our REACH ACOs.

Operating costs decreased by $12.7 million, or 16.0%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in operating costs was primarily due to a decrease in share-based compensation resulting from a decrease in employees.

Our operating cost ratio of 27.3% for the three months ended March 31, 2024, increased 800 basis points compared to the same period in 2023. The increase is driven by the decrease in revenue due to a decline in our ACO REACH aligned beneficiaries outweighing the decreases in our operating costs that have continued to decrease as part of our restructuring efforts.

Depreciation and amortization decreased by $0.9 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease is primarily driven by a corresponding decrease in property and equipment assets.

Interest expense decreased $4.9 million for the three months ended March 31, 2024 as compared to the same period in 2023. This decrease is primarily due to the payoff of the 2021 Credit Agreement in January 2024.

We recognized warrant expense of $2.1 million for the three months ended March 31, 2024 as compared to none in the same periods in 2023. This is a result of the Warrantholders Agreement executed in conjunction with the 2023 Credit Agreement in the third quarter of 2023; there were no warrants prior to the third quarter of 2023.

Income tax was an expense of $0.7 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. The impact from income taxes varies from the federal statutory rate of 21% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three months ended March 31, 2024, the expense largely relates to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

Loss from discontinued operations decreased by $105.7 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease is primarily driven by the sale of the California Medicare Advantage business that occurred in January 2024, significantly decreasing our total discontinued operations. Additionally, the decrease is attributable to being more than a year into the runout of our Commercial business as of March 31, 2024 compared to only three months into runout as of March 31, 2023.

NeueCare
($ in thousands)	Three Months Ended March 31,
Statement of income (loss) and operating data:	2024	2023

Revenue:
Capitated revenue	$61,466	$49,548
Service revenue	9,530	10,936
Total unaffiliated revenue	70,996	60,484
Affiliated revenue	2,627	2,195
Total segment revenue	73,623	62,679
Operating expenses
Medical Costs	27,436	23,722
Operating Costs	32,589	29,189
Depreciation and amortization	3,786	3,132
Total operating expenses	63,811	56,043
Operating income (loss)	$9,812	$6,636

NeueCare’s capitated revenue increased by $11.9 million, or 24.1%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was a result of increased membership through our third-party payor contracts as compared to the three months ended March 31, 2023.

NeueCare’s service revenue decreased $1.4 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in NeueCare’s service revenue for the three months ended March 31, 2024 was primarily driven by a change in our estimated implicit price concessions for our fee-for-service contracts to reflect more current collection trends.

Affiliated revenue increased by $0.4 million for the three months ended March 31, 2024 as compared to the same period in 2023 due to fluctuations in ACO surplus at our owned providers.

NeueCare’s medical costs increased by $3.7 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase is primarily a result of increases in our value-based care lives through third-party payor contracts.

Operating costs for the NeueCare segment increased $3.4 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase is primarily driven by higher payroll expense to support the increase in value-based care lives attributed to third-party payor contracts.

NeueCare’s depreciation and amortization remained relatively flat for the three months ended March 31, 2024 as compared to the same period in 2023, increasing by $0.7 million. The increase is primarily due to the decrease in the estimated useful lives for certain fixed assets at our clinic locations.

NeueSolutions
($ in thousands)	Three Months Ended March 31,
Statement of income (loss) and operating data:	2024	2023

Revenue:
ACO REACH revenue	$171,811	$239,807
Service revenue	2,085	251
Total segment revenue	173,896	240,058
Operating expenses
Medical Costs	172,065	238,595
Operating Costs	4,766	2,972
Bad debt expense	(3)	—
Total operating expenses	176,828	241,567
Operating income	$(2,932)	$(1,509)

NeueSolutions’s ACO REACH revenue decreased $68.0 million, or 28.4% for the three months ended March 31, 2024 compared to the same period in 2023. This decrease is attributable to a decrease of approximately 23,000 beneficiaries aligned to our REACH ACOs as of March 31, 2024 compared to the same period in 2023. See Note 13, ACO REACH, for additional information regarding our remaining performance obligation based on the most recent benchmark data.

NeueSolutions’s service revenue increased $1.8 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase in service revenue was driven by revenue for the managed service organization contracts.

NeueSolutions’s medical costs decreased by $66.5 million for the three months ended March 31, 2024 as compared to the same period in 2023. This decrease is attributable to a decrease of approximately 23,000 beneficiaries aligned to our REACH ACOs as of March 31, 2024 compared to the same period in 2023.

NeueSolutions’s operating costs increased by $1.8 million for the three months ended March 31, 2024 as compared to the same period in 2023. These increases were driven by the additional compensation and technology expenses supporting the growing business and increased membership.
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

We believe that the existing cash on hand and investments will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report are issued, for items such as IFP risk adjustment payables, medical costs payable, remaining obligation to the deconsolidated entity, and other liabilities. In response to these conditions, management has implemented a restructuring plan to reduce capital needs and our operating expenses in the future to drive positive operating cash flow and increase liquidity. Additionally, the Company is actively engaged with the Board of Directors and outside advisors to evaluate additional financing. However, the Company may not fully collect the contingent consideration associated with the sale of the California Medicare Advantage business or be able to obtain financing on acceptable terms, as both of these matters will be subject to market conditions that are not fully within the Company’s control. In the event the Company is unable to obtain additional financing or take other management actions, among other potential consequences, the Company forecasts we will be unable to satisfy our obligations.

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

Our expected primary short-term uses of cash include ongoing run out disbursements for medical claims, risk adjustment principal and interest related to our regulated insurance entities, the ACO REACH performance year obligation, and other general and administrative costs. Our long-term cash requirements primarily include operating lease obligations, redeemable noncontrolling interests and ongoing general and administrative expenses.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company, pending regulatory approval, or through reimbursements related to administrative services agreements with the parent company. The Company declared $13.2 million of dividends from the regulated insurance entities to the parent company during the three months ended March 31, 2024 and no dividends from the regulated insurance entities to the parent company for the three months ended March 31, 2023.

The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to satisfy regulatory requirements. As of March 31, 2024, we were out of compliance with the minimum levels for certain of our regulated insurance legal entities within our Bright HealthCare-Commercial and Bright HealthCare segments.

Indebtedness

In March 2021, we entered into a $350.0 million revolving credit agreement with JPMorgan Chase Bank, N.A. (the “Agent”) and a syndicate of banks (the “2021 Credit Agreement”), which was set to mature on February 28, 2024. On January 2, 2024, the Termination (as defined below) occured and, as of that date we had no outstanding borrowings on the Credit Agreement. As of March 31, 2024, we had letters of credit unrelated to the 2021 Credit Agreement of $7.6 million, as well as surety bonds of $19.7 million. On our Condensed Consolidated Balance Sheets, $50.0 million of the cash and cash equivalents is restricted as collateral to our undrawn letters of credit and surety bonds.

On August 4, 2023, the Company entered into a Credit Agreement (as amended, supplemented, restated or otherwise modified from time to time, the “2023 Credit Agreement”), among the Company, NEA and the lenders from time to time party thereto (together with NEA and each of their respective successors and assigns, the “Lenders”) to provide for a credit facility pursuant to which, among other things, the lenders have provided $60.0 million delayed draw term loan commitments. The Company may borrow delayed draw term loans under such commitments at any time and from time to time on or prior to the date that is nine months after the effective date of the 2023 Credit Agreement, subject to the satisfaction or waiver of customary conditions. Borrowings under the 2023 Credit Agreement accrue interest at a rate per annum of 15.00%, payable quarterly in arrears at the Company’s election, subject to limitations set forth in the Fourth Waiver (as defined below) in respect of cash payments under the 2023 Credit Agreement, either in cash or “in kind” by adding the amount of accrued interest to the principal amount of the outstanding loans under the 2023 Credit Agreement. The 2023 Credit Agreement contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change its business or make investments.

In connection with the 2023 Credit Agreement, on August 4, 2023, the Company and the Lenders entered into a warrantholders agreement setting forth the rights and obligations of the Company and the Lenders as holders (in such capacity, the “Holders”) of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share (the “Warrants”), and providing for the issuance of the Warrants to purchase up to 1,656,789 shares of Common Stock.

On October 2, 2023, the Company, the Existing Lender, and California State Teachers’ Retirement System, as an incremental lender (the “New Lender”), entered into Incremental Amendment No. 1 to the 2023 Credit Agreement to provide for a commitment increase by the New Lender under the 2023 Credit Agreement. Loans under Incremental Amendment No. 1 have the same terms as loans under the original term loan commitments provided by the Existing Lender. As of March 31, 2024, we had $66.4 million of long-term borrowings under the 2023 Credit Agreement.

In connection with Incremental Amendment No. 1, on October 2, 2023, the Company and the New Lender entered into a warrantholders agreement setting forth the rights and obligations of the Company and the New Lender as a holder of Warrants, and providing for the issuance of the Warrants to purchase up to 176,724 shares of Common Stock. See Note 5, Borrowings and Common Stock Warrants, for additional information regarding the 2023 Credit Agreement, Incremental Amendment No. 1 and the Warrantholders Agreement.

On December 27, 2023, we entered into an agreement regarding our 2021 Credit Agreement with the Agent providing that upon closing of the sale of our California Medicare Advantage business, and payments of $274.6 million to the Agent and $24.1 million to the issuers of letters of credit outstanding under the 2021 Credit Agreement, all liabilities of the Company under the 2021 Credit Agreement would be terminated (other than those under the outstanding letters of credit that remained outstanding thereafter) (collectively, the “Termination”). These amounts were paid on January 2, 2024, and on that date the Termination occurred and we had no outstanding borrowings under the 2021 Credit Agreement.

On April 8, 2024, the Company and NEA, New Enterprise Associates 17, L.P., New Enterprise Associates 16, L.P. and New Enterprise Associates 15, L.P. (collectively, the “NEA Lenders”) entered into Incremental Amendment No. 2 (“Incremental Amendment No. 2”) to the 2023 Credit Agreement (as amended to date the “Amended 2023 Credit Agreement”) to provide for a term loan commitment increase in an aggregate principal amount of up to $30.0 million by the NEA Lenders under the Amended 2023 Credit Agreement. Loans under the Amended 2023 Credit Agreement have the same terms as loans under the original term loan commitments provided by NEA. Subsequent to March 31, 2024, we borrowed an additional $20.0 million under the 2023 Credit Agreement.

In connection with Incremental Amendment No. 2, on April 8, 2024, the Company and the NEA Lenders entered into a warrantholders agreement setting forth the rights and obligations of the Company and the NEA Lenders as holders of the warrants to acquire up to 1,113,563 shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. See Note 5, Borrowings and Common Stock Warrants, for additional information regarding the 2023 Credit Agreement, Incremental Amendment No. 2 and the Warrantholders Agreement.

Preferred Stock Financing

On January 3, 2022, we issued 750,000 shares of the Series A Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $750.0 million. We used a portion of the proceeds to repay in full our $155.0 million of outstanding borrowings under the 2021 Credit Agreement on January 4, 2022.

On October 17, 2022, we issued 175,000 shares of the Series B Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $175.0 million.

For additional information on the Series A and Series B Preferred Stock, see Note 7, Redeemable Convertible Preferred Stock, in our condensed consolidated financial statements of this Quarterly Report.

Cash and Investments

As of March 31, 2024, we had $249.4 million in cash and cash equivalents and $7.0 million in short-term investments across our continuing and discontinued operations. As of March 31, 2024, we had no long-term investments across our continuing and discontinued operations.

As of March 31, 2024, we had non-regulated cash and cash equivalents of $112.8 million. As of March 31, 2024, we had no non-regulated short-term and long-term investments. Of the $112.8 million, $50.0 million is restricted as collateral to our letters of credit and surety bonds.

As of March 31, 2024, we had regulated insurance entity cash and cash equivalents of $136.7 million and short-term investments of $7.0 million. As of March 31, 2024, we had no regulated insurance entity long-term investments.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net cash used in operating activities	$(48,717)	$(615,024)
Net cash provided by investing activities	198,387	686,788
Net cash used in financing activities	(275,520)	(1,804)
Net (decrease)/increase in cash and cash equivalents	$(125,850)	$69,960
Cash and cash equivalents at beginning of period	$375,280	$1,932,290
Cash and cash equivalents at end of period	$249,430	$2,002,250

Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities decreased by $566.3 million compared to the three-month period ended March 31, 2023, primarily a result of being further into the run out of our Commercial operations at March 31, 2024 compared to March 31, 2023. For the three months ended March 31, 2023 we had approximately $599.2 million of cash used in operating activities attributable to our Commercial business in its first three months of run out as compared to only $38.0 million in the three months ended March 31, 2024, more than a year into runout.

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities decreased by $488.4 million compared to the three-month period ended March 31, 2023. During the three-month period ended March 31, 2023 we sold a significant majority of our investment holdings to cover remaining liabilities of our run out operations for the Commercial business. During the three months ended March 31, 2024 we did not have an equivalent amount of investment sales as the majority of our investment portfolio was liquidated in the prior year. The cash provided by investing activities during the three months ended March 31, 2024 is primarily attributable to the net proceeds received for the sale of our California Medicare Advantage business that close effective January 1, 2024.

Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities decreased by $273.7 million compared to the three months ended March 31, 2023. This fluctuation is a result of the payoff of our short-term debt using a portion of the proceeds from the sale of our California Medicare Advantage business during the three months ended March 31, 2024.

Critical Accounting Policies and Estimates

As of March 31, 2024, there had been no material changes to the critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements as described in the 2023 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in our 2023 Form 10-K, in 2022 we identified a material weakness related to the control activities component of internal control over financial reporting, based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Specifically, multiple deficiencies constituted a material weakness, in the aggregate, relating to deployment of control activities through internal control policies that establish what is expected and procedures that put policies into action. This material weakness remained as of December 31, 2023, as we were unable to conclude control activities consistently had sufficient time to demonstrate operational effectiveness.

For the quarter ended March 31, 2024, certain actions have been taken to support the Company’s ongoing efforts to remediate the material weakness, including the sale of the MA business to Molina in January 2024, and the execution of annual Sarbanes-Oxley Act of 2002 training sessions for control owners. The remainder of 2024 will include additional remediation activities for outstanding deficiencies, followed by sufficient, timely and relevant testing procedures to validate the operational effectiveness of control activities, including those previously deemed deficient.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our 2023 Form 10-K and our other filings with the SEC. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Ninth Amended and Restated Certificate of Incorporation of NeueHealth, Inc. (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed on June 28, 2021)

3.2
Certificate of Designations of Series A Convertible Perpetual Preferred Stock of NeueHealth, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on January 3, 2022)

3.3
Certificate of Amendment to the Certificate of Designations of Series A Convertible Perpetual Preferred Stock of NeueHealth, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on October 18, 2022)

3.4
Certificate of Designations of Series B Convertible Perpetual Preferred Stock of NeueHealth, Inc. (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed on October 18, 2022)

3.5
Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of NeueHealth, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on May 25, 2023)

3.6
Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of NeueHealth, Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K filed on January 24, 2024)

3.7	Fourth Amended and Restated Bylaws of NeueHealth, Inc. (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed on January 24, 2024)
10.1
Addendum to Bright Health Insurance Company Repayment Plan Approval and Letter of Agreement, dated March 11, 2024, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K filed on March 28, 2024)

10.2	NeueHealth, Inc. Second Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on May 8, 2024)
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2024, filed with the SEC on May 10, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
104	Cover Page Interactive Data File (formatted as iXBRL and embedded within Exhibit 101)

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

NEUEHEALTH, INC.

Dated: May 10, 2024	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Matushak
	Name:	Jay Matushak
	Title:	Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)