Form 10-Q
period 2024-06-30
NeueHealth, Inc.
filed 2024-08-13
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of August 2, 2024, the registrant had 8,279,191 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this Quarterly Report on Form 10-Qthat are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will,” “ensure” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to continue as a going concern; our ability to comply with the terms of our credit facilities or any credit facility into which we enter in the future; our ability to receive the remaining proceeds from the sale of our Medicare Advantage (“MA”) business in California in a timely manner; our ability to obtain any short or long-term debt or equity financing needed to operate our business; our ability to quickly and efficiently complete the wind down of our remaining Individual and Family Plan (“IFP”) businesses and MA businesses, including by satisfying liabilities of those businesses when due and payable; potential disruptions to our business due to corporate restructuring and any resulting headcount reduction; our ability to accurately estimate and effectively manage the costs relating to changes in our business offerings and models; a delay or inability to withdraw regulated capital from our subsidiaries; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our and our Care Partner’s abilities to obtain and accurately assess, code, and report risk adjustment factor scores; our ability to contract with care providers and arrange for the provision of quality care; our ability to obtain claims information timely and accurately; the impact of any pandemic or epidemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage any growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions, integrate acquired businesses and divest businesses as needed; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; our ability to adapt to mitigate risks associated with our Accountable Care Organizations (“ACO”) Realizing Equity, Access, and Community Health (“REACH”) businesses, including any unanticipated market or regulatory developments; and the other factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on March 28, 2024 (“2023 Form 10-K”) and our other filings with the SEC.

The preceding list is not intended to be an exhaustive list of all of the factors that might affect our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

You should not rely upon forward-looking statements as predictions of future events. Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and, although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in such forward-looking statements will be achieved or occur at all. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this release to conform these statements to actual results or to changes in our expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$133,425	$87,299
Short-term investments	8,735	6,265
Accounts receivable, net of allowance of $21 and $14,023, respectively	35,926	39,084
ACO REACH performance year receivable	425,517	115,878
Current assets of discontinued operations (Note 16)	142,375	822,570
Current assets of held-for-sale operations (Note 15)	8,158	—
Prepaids and other current assets	31,455	17,831
Total current assets	785,591	1,088,927
Other assets:
Property, equipment and capitalized software, net	12,028	14,499
Intangible assets, net	76,040	93,238
Other non-current assets	23,606	28,816
Total other assets	111,674	136,553
Total assets	$897,265	$1,225,480
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$137,044	$157,903
Accounts payable	8,603	11,841
Short-term borrowings	—	303,947
ACO REACH performance year obligation	325,599	—
Current liabilities of discontinued operations (Note 16)	343,985	699,758
Current liabilities of held-for-sale operations (Note 15)	3,981	—
Risk share payable to deconsolidated entity	123,981	123,981
Warrant liability	21,792	13,971
Other current liabilities	79,222	79,856
Total current liabilities	1,044,207	1,391,257
Long-term borrowings	117,670	66,400
Other liabilities	17,926	22,441
Total liabilities	1,179,803	1,480,098
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	103,867	88,908
Redeemable Series A preferred stock, $0.0001 par value; 750,000 shares authorized in 2024 and 2023; 750,000 shares issued and outstanding in 2024 and 2023	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2024 and 2023; 175,000 shares issued and outstanding in 2024 and 2023	172,936	172,936
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2024 and 2023; 8,279,173 and 8,053,576 shares issued and outstanding in 2024 and 2023, respectively	1	1
Additional paid-in capital	3,087,570	3,056,027
Accumulated deficit	(4,382,393)	(4,307,849)
Accumulated other comprehensive loss	—	(122)
Treasury Stock, at cost, 31,526 shares at June 30, 2024, and December 31, 2023, respectively	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(1,306,822)	(1,263,943)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$897,265	$1,225,480

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Capitated revenue	$64,005	$49,764	$125,471	$99,312
ACO REACH revenue	149,802	236,994	321,613	476,801
Service revenue	12,076	11,222	23,691	22,409
Investment income	108	2	311	10
Total revenue	225,991	297,982	471,086	598,532
Operating expenses:
Medical costs	177,681	245,160	374,555	505,280
Operating costs	70,217	70,280	137,039	149,798
Bad debt expense	14	—	11	—
Restructuring charges	239	1,285	181	1,586
Intangible assets impairment	11,411	—	11,411	—
Depreciation and amortization	3,978	4,671	8,540	10,154
Total operating expenses	263,540	321,396	531,737	666,818
Operating loss	(37,549)	(23,414)	(60,651)	(68,286)
Interest expense	4,110	9,170	7,040	16,957
Warrant income	(2,213)	—	(4,285)	—
Gain on troubled debt restructuring	—	—	(30,311)	—
Loss from continuing operations before income taxes	(39,446)	(32,584)	(33,095)	(85,243)
Income tax (benefit) expense	(187)	(892)	476	367
Net income (loss) from continuing operations	(39,259)	(31,692)	(33,571)	(85,610)
Loss from discontinued operations, net of tax (including gain on disposal of $991) (Note 16)	(18,439)	(56,935)	(28,304)	(172,478)
Net Loss	(57,698)	(88,627)	(61,875)	(258,088)
Net income (loss) from continuing operations attributable to noncontrolling interests	(932)	(24,205)	(12,669)	(29,755)
Series A preferred stock dividend accrued	(10,422)	(9,942)	(20,716)	(19,656)
Series B preferred stock dividend accrued	(2,338)	(2,231)	(4,648)	(4,411)
Net loss attributable to NeueHealth, Inc. common shareholders	$(71,390)	$(125,005)	$(99,908)	$(311,910)

Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(6.42)	$(8.55)	$(8.77)	$(17.59)
Discontinued operations	(2.23)	(7.15)	(3.46)	(21.76)
Basic and diluted loss per share	$(8.65)	$(15.70)	$(12.23)	$(39.35)

Basic and diluted weighted-average common shares outstanding	8,253	7,962	8,166	7,928

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(57,698)	$(88,627)	$(61,875)	$(258,088)
Other comprehensive income:
Unrealized investment holding gains arising during the year, net of tax of $0 and $0, respectively	100	20	120	1,749
Less: reclassification adjustments for investment (losses) gains, net of tax of $0 and $0, respectively	(4)	(1,317)	(2)	(1,781)
Other comprehensive income	104	1,337	122	3,530
Comprehensive loss	(57,594)	(87,290)	(61,753)	(254,558)
Comprehensive loss attributable to noncontrolling interests	(932)	(24,205)	(12,669)	(29,755)
Comprehensive loss attributable to NeueHealth, Inc. common shareholders	$(58,526)	$(111,495)	$(74,422)	$(284,313)

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2024	Shares	Amount	Shares	Amount
Balance at January 1, 2024	925	$920,417	8,054	$1	$3,056,027	$(4,307,849)	$(122)	$(12,000)	$(1,263,943)
Net loss	—	—	—	—	—	(15,914)	—	—	(15,914)
Issuance of common stock	—	—	171	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,627	—	—	—	18,627
Equity-classified warrants issued	—	—	—	—	—	—	—	—	—
Equity distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	18	—	18
Balance at March 31, 2024	925	$920,417	8,225	$1	$3,074,654	$(4,323,763)	$(104)	$(12,000)	$(1,261,212)

Net loss	—	—	—	—	—	(58,630)	—	—	(58,630)
Issuance of common stock	—	—	54	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,779	—	—	—	18,779
Equity-classified warrants issued	—	—	—	—	1,157	—	—	—	1,157
Equity distributions to noncontrolling interest holders	—	—	—	—	(7,020)	—	—	—	(7,020)
Other comprehensive loss	—	—	—	—	—	—	104	—	104
Balance at June 30, 2024	925	$920,417	8,279	$1	$3,087,570	$(4,382,393)	$—	$(12,000)	$(1,306,822)

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2023	Shares	Amount	Shares*	Amount
Balance at January 1, 2023	925	$920,417	7,878	$1	$2,972,333	$(3,156,395)	$(4,429)	$(12,000)	$(200,490)
Net loss	—	—	—	—	—	(175,011)	—	—	(175,011)
Issuance of common stock	—	—	74	—	1	—	—	—	1
Share-based compensation	—	—	—	—	33,320	—	—	—	33,320
Equity-classified warrants issued	—	—	—	—	—	—	—	—	—
Equity distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	2,193	—	2,193
Balance at March 31, 2023	925	$920,417	7,952	$1	$3,005,654	$(3,331,406)	$(2,236)	$(12,000)	$(339,987)

Net loss	—	—	—	—	—	(112,832)	—	—	(112,832)
Issuance of common stock	—	—	20	—	1	—	—	—	1
Share-based compensation	—	—	—	—	15,775	—	—	—	15,775
Equity-classified warrants issued	—	—	—	—	—	—	—	—	—
Equity distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	1,337	—	1,337
Balance at June 30, 2023	925	$920,417	7,972	$1	$3,021,430	$(3,444,238)	$(899)	$(12,000)	$(435,706)
*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split
See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(61,875)	$(258,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,540	16,026
Impairment of intangible assets	11,411	—
Share-based and other long-term incentive compensation	37,407	49,095
Deferred income taxes	—	873
Gain on troubled debt restructuring	(30,311)	—
Net accretion of investments	(72)	(14,173)
Loss on disposal of property, equipment, and capitalized software	595	—
Other, net	(469)	3,891
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(4,872)	6,284
ACO REACH performance year receivable	(309,639)	(524,428)
Other assets	(7,889)	57,846
Medical cost payable	(35,998)	(567,932)
Risk adjustment payable	(4,155)	10,925
Accounts payable and other liabilities	(14,387)	(111,174)
Unearned revenue	(11)	132,129
Warrant liability	8,978	—
ACO Reach performance year obligation	325,599	474,700
Net cash used in operating activities	(77,148)	(724,026)
Cash flows from investing activities:
Purchases of investments	(9,544)	(828,546)
Proceeds from sales, paydowns, and maturities of investments	2,581	988,749
Purchases of property and equipment	(877)	(2,394)
Proceeds from sale of business, net	197,121	(682)
Net cash provided by investing activities	189,281	157,127
Cash flows from financing activities:
Proceeds from issuance of common stock	—	2
Proceeds from long-term borrowings	52,411	—
Repayments of short-term borrowings	(273,636)	—
Distributions to noncontrolling interest holders	(4,730)	(4,952)
Net cash used in financing activities	(225,955)	(4,950)
Net increase (decrease) in cash and cash equivalents	(113,822)	(571,849)
Cash and cash equivalents of continuing and discontinued operations – beginning of year	375,280	1,932,290
Cash and cash equivalents of continuing and discontinued operations – end of period	$261,458	$1,360,441
Supplemental disclosures of cash flow information:
Unamortized discount on long-term borrowings	5,193	—
Unamortized deferred financing costs	2,500	—
Cash paid for interest	3,376	7,700
Payment-in-kind “PIK” interest	5,984	—
Issuance of equity warrants	1,157	—
Changes in unrealized (loss) gain on available-for-sale securities in OCI	122	3,530
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

Amended 2023 Credit Agreement and 2024 NEA Warrantholders Agreement: As described in further detail in Note 5 Borrowings and Common Stock Warrants (“Note 5”), on April 8, 2024 we entered into an amendment increasing the amount available to borrow under the 2023 Credit Agreement (as defined in Note 5) by $30.0 million. In conjunction with this amendment, we entered into the 2024 NEA Warrantholders Agreement (as defined in Note 5) setting forth the rights and obligations of the NEA Lenders (as defined in Note 5) as holders of the warrants to acquire up to 1,113,563 shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. Additionally, the 2023 Credit Agreement was amended on June 21, 2024, in conjunction with the execution of the Hercules Credit Agreement (defined below), to change the maturity date to be August 31, 2028.

Hercules Credit Agreement and Warrantholders Agreement: As described in further detail in Note 5, on June 21, 2024, the Company entered into a loan and security agreement (the “Hercules Credit Agreement”), among the Company, Hercules Capital, Inc. (“Hercules”), certain affiliates of Hercules (together with Hercules, the “Lenders”) and other parties thereto to provide for a credit facility pursuant to which, among other things, Hercules has provided up to four tranches of term loans in an aggregate principal amount of $150.0 million, which mature on June 1, 2028. The Hercules Credit Agreement has four tranches with funding milestones that must be met to access the tranche’s funds; refer to Note 5 for detailed descriptions of each tranche and corresponding milestones. In conjunction with the execution of the Hercules Credit Agreement, on June 21, 2024, we entered into warrant agreements with each of the Lenders (the “Hercules Warrantholders Agreement”), setting forth the rights and obligations of the Company and the Lenders as holders of the warrants to acquire an aggregate of 1,250,000 shares of Common Stock at an exercise price of $0.01 per share.

Held-for-Sale Operations: During the quarter ended June 30, 2024, we committed to a plan to sell AssociatesMD Medical Group, Inc. (“AMD”), which met the criteria to be classified as held for sale under ASC 360-10 Property, Plant, and Equipment. As a result, the major classes of assets and liabilities of AMD are now presented separately on the balance sheet within current assets of held-for-sale operations and current liabilities of held-for-sale operations. The results of AMD’s operations remain included in continuing operations and are detailed in full at Note 15 Held-for-Sale Operations.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Sale of California Medicare Advantage Business: On June 30, 2023, the Company entered into a definitive agreement with Molina Healthcare, Inc. (“Molina”) to sell its California Medicare Advantage business to Molina, which consisted of Universal Care, Inc. d/b/a Brand New Day, a California corporation (“BND”) and Central Health Plan of California, Inc., a California corporation (“CHP”) (the “Molina Purchase Agreement”). Effective as of January 1, 2024, this transaction was consummated for an aggregate purchase price of $500.0 million subject to certain contingencies adjustments relating to Tangible Net Equity (“TNE”). Upon completion of the sale, the Bright HealthCare reporting unit of our discontinued operations was no longer included in our operations. Refer to Note 16 Discontinued Operations for discussion of the transaction.

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

We evaluated this amendment to the 2021 Credit Agreement in accordance with ASC 470-60 Troubled Debt Restructuring and ASC 470-50 Debt - Modification and Extinguishments. The evaluation for troubled debt restructuring includes assessing both qualitative and quantitative factors such as whether the creditor granted a concession and if the Company is experiencing financial difficulties. Our quantitative analysis consisted of comparing the cash paid as part of the Payoff Condition to the total amount of outstanding indebtedness immediately prior to the payoff. Given the Company is experiencing financial difficulties, and the lenders granted a concession by accepting total payments of $298.6 million for the remaining balance of the principal and interest due, we accounted for the transaction as a troubled debt restructuring and recognized a total gain of $30.3 million from the debt settlement.

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

The Company has a history of operating losses, and we generated a net loss of $61.9 million for the six months ended June 30, 2024. Additionally, the Company experienced negative operating cash flows for the six months ended June 30, 2024. Certain of the Company’s insurance subsidiaries have material risk adjustment program obligations remaining related Company’s discontinued commercial insurance business, totaling $287.0 million, as noted further in Note 16. The subsidiaries entered into repayment agreements with the Centers for Medicare & Medicaid Services (”CMS”) with respect to the unpaid obligations which are due March 15, 2025.

As described in Note 5, Borrowings and Common Stock Warrants, in April 2024 the Company entered into an amendment to our existing 2023 Credit Agreement, which allows the Company to borrow an additional $30.0 million under the agreement, of which $10.0 million is left available to be borrowed. In June 2024, we entered into a loan and security agreement with Hercules Capital, Inc. for term loans in an aggregate principal amount of up to $150.0 million. We drew $30.0 million of this facility in June 2024. Access to the remaining tranches of this facility is subject to several terms and conditions outside of management’s control.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. As noted further in Note 16, Discontinued Operations, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities. In certain of our other regulated insurance legal entities, we hold surplus levels of risk-based capital, and as we complete the wind-down exercise related to these entities over the next two years, we expect to recapture through dividends and final liquidation actions the remaining cash positions of these entities.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We believe that the existing cash and investments will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management continues to implement plans to drive positive operating cash flow and achieve the requirements in the existing agreements to access additional liquidity. However, the Company may not fully collect the contingent consideration associated with the sale of the California Medicare Advantage business, may not be able to access other tranches of the new loan and security agreement with Hercules Capital, Inc., and may not be able to recapture through dividends additional cash from its regulated insurance entities, as these matters are all subject to conditions that are not fully within the Company’s control. In the event the Company is unable to access this additional liquidity or take other management actions, among other potential consequences, the Company forecasts that it will be unable to satisfy its obligations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Operating Costs: Our operating costs, by functional classification for the three and six months ended June 30, 2024 and 2023, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Compensation and fringe benefits	$49,249	$42,413	$97,385	$101,037
Professional fees	6,569	13,771	13,069	19,619
Technology expenses	3,420	4,914	6,937	11,067
General and administrative expenses	10,170	7,766	17,870	15,223
Marketing and selling expenses	210	630	424	1,204
Other operating expenses	599	786	1,354	1,648
Total operating costs	$70,217	$70,280	$137,039	$149,798

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

Restructuring charges by reportable segment and corporate for the periods ended June 30 were as follows (in thousands):

	Three Months Ended June 30, 2024
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$239	$239
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	—	—
Total continuing operations	$—	$—	$239	$239

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2023
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$1,387	$1,387
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	(102)	(102)
Total continuing operations	$—	$—	$1,285	$1,285

	Six Months Ended June 30, 2024
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$181	$181
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	—	—
Total continuing operations	$—	$—	$181	$181

	Six Months Ended June 30, 2023
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$(44)	$3	$662	$621
Long-lived asset impairments	—	—	880	880
Contract termination and other costs	—	—	85	85
Total continuing operations	$(44)	$3	$1,627	$1,586

The $0.9 million of long-lived asset impairments is the result of a lease abandonment for one of our corporate office locations during the six months ended June 30, 2023.

Restructuring accrual activity recorded by major type for the six months ended June 30, 2024 were as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2024	$8,389	$—	$8,389
Net charges	181	—	181
Cash payments	(5,406)	—	(5,406)
Balance at June 30, 2024	$3,164	$—	$3,164

Employee termination benefits are recorded within Other current liabilities while contract termination costs are recorded within Accounts payable.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3. INTANGIBLE ASSETS

The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$68,770	$25,257	$80,021	$26,144
Trade names	40,900	8,373	48,361	9,000
Total	$109,670	$33,630	$128,382	$35,144

For the three and six months ended June 30, 2024, there was $11.4 million of impairments to definite-lived intangible assets. The current year impairment was a result of classifying AMD as held-for-sale, resulting in a write-down of the business’ carrying value to the fair value as approximated by the expected sale price. There were no impairments to definite-lived intangible assets for the equivalent periods in 2023.

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

Amortization expense relating to intangible assets for the three months ended June 30, 2024 and 2023 was $2.9 million and $2.9 million, respectively, and amortization expense for the six months ended June 30, 2024 and 2023 was $5.8 million and $5.9 million, respectively. Estimated amortization expense relating to intangible assets for the remainder of 2024 and for each of the next five full years ending December 31 is as follows (in thousands):

2024 (July-December)	$4,976
2025	$9,952
2026	$9,952
2027	$9,952
2028	$8,673
2029	$8,673

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4. MEDICAL COSTS PAYABLE

The following table shows the components of the change in medical costs payable for the six months ended June 30, 2024 and 2023 (in thousands):

	June 30,
	2024	2023
Medical costs payable - January 1	$157,903	$116,021
Incurred related to:
Current year	380,782	504,307
Prior year	(6,227)	1,029
Total incurred	374,555	505,336
Paid related to:
Current year	277,748	347,629
Prior year	117,666	93,873
Total paid	395,414	441,502

Medical costs payable - June 30	$137,044	$179,855

Medical costs payable attributable to prior years decreased by $6.2 million and increased by $1.0 million for the six months ended June 30, 2024 and 2023, respectively. Medical costs payable estimates are adjusted as additional information regarding claims becomes known; there were no significant changes to estimation methodologies during the periods.

The table below details the components making up the medical costs payable as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Claims unpaid	1,074	—
Payables due to CMS (1)	32,706	—
Provider incentive payable	9,600	2,367
Incurred but not reported (IBNR)	93,664	155,536
Total medical costs payable	$137,044	$157,903

(1)     Payables due to CMS primarily relate to out-of-network claims the Company is required to pay as a result of our ACO REACH Care Partner, Babylon, filing for bankruptcy.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
outstanding thereafter) (collectively, the “Termination”). These amounts were paid on January 2, 2024, and on that date the Termination occurred and we had no outstanding borrowings under the 2021 Credit Agreement.

As of June 30, 2024 and December 31, 2023 we had $0.0 million and $303.9 million, respectively, borrowed under the 2021 Credit Agreement at a weighted-average effective annual interest rate of 5.00%. As of June 30, 2024, the letters of credit outstanding under the 2021 Credit Agreement with a principal balance of $22.9 million are collateralized at 105% of the principal balance and reported as restricted cash included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

Upon occurrence of the Termination, we recognized a gain on troubled debt restructuring of $30.3 million. For the six months ended June 30, 2024, the gain on troubled debt restructuring resulted in a decrease of basic and diluted loss per share of $3.71. There was no gain on troubled debt restructuring for the six months ended June 30, 2023.

Long-term Borrowings:

2023 Credit Agreement: On August 4, 2023, the Company entered into a credit agreement (as amended, supplemented, restated or otherwise modified from time to time, the “2023 Credit Agreement”), among the Company, NEA 18 Venture Growth Equity, L.P. (“NEA”) and the lenders from time to time party thereto (together with NEA and each of their respective successors and assigns, the “Lenders”), to provide for a credit facility pursuant to which, among other things, the lenders have provided $60.0 million delayed draw term loan commitments, which initially matured on December 31, 2025.

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

On April 8, 2024, the Company and NEA, New Enterprise Associates 17, L.P., New Enterprise Associates 16, L.P. and New Enterprise Associates 15, L.P. (collectively, the “NEA Lenders”) entered into an amendment (“Incremental Amendment No. 2”) to the 2023 Credit Agreement to provide for a term loan commitment increase in an aggregate principal amount of up to $30.0 million by the NEA Lenders. Loans under Incremental Amendment No. 2 have the same terms as loans under the original term loan commitments provided by NEA.

On June 21, 2024, in conjunction with closing on the Hercules Credit Agreement, the Company entered into an amendment (“Amendment No. 3”) to the 2023 Credit Agreement (as amended to date, the “Amended 2023 Credit Agreement”) to modify the maturity date of the 2023 Credit Agreement to be August 31, 2028, 91 days subsequent to the maturity of the Hercules Credit Agreement.

As we drew on the increased term loan commitment of the 2023 Credit Agreement in conjunction with the execution of the 2024 NEA Warrantholder’s Agreement a warrant asset was established for the all the warrants available to be issued at the fair value of the warrants on the close date of $6.8 million; upon issuing warrants the corresponding portion of the asset will be recorded as a discount on debt and amortized over the remaining term of the debt. The warrant asset is presented in prepaids and other current assets on the Condensed Consolidated Balance Sheets. With the issuance of warrants in conjunction with our draw on the 2023 Credit Agreement, $4.6 million of the warrant asset was recorded as a discount on debt. As of June 30, 2024, the warrant asset related to the 2023 Credit Agreement was $2.3 million. The warrant asset is presented in prepaids and other current assets on the Condensed Consolidated Balance Sheets.

The $4.6 million discount on debt is presented as a direct deduction from the carrying amount of the related debt on the balance sheet. The discount on debt is amortized over the term of the credit agreement using the effective interest rate method using an effective interest rate of 16.14%; the expense is recognized within interest expense on the condensed consolidated statements of income (loss). As of June 30, 2024, the unamortized discount was $4.1 million; amortization for the three and six months ended June 30, 2024 was $0.5 million. There was no equivalent discount on debt as of December 31, 2023 and there was no amortization of discount on debt for the periods ended June 30, 2023.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2024 and December 31, 2023, we had $86.4 million and $66.4 million, respectively, borrowed under the 2023 Credit Agreement at a weighted-average effective interest rate of 16.14%; an additional $10.0 million is available to be borrowed under the 2023 Credit Agreement..

We elected to satisfy interest payments through the issuance of additional debt with quarterly paid-in-kind (“PIK”) interest payments. The total amount of PIK interest added to the principal balance of the Amended 2023 Credit Agreement was $8.9 million as of June 30, 2024. The non-cash financing activity related to PIK interest for the six months ending June 30, 2024 is disclosed as a supplemental item in the statement of cash flows.

Hercules Credit Agreement: On June 21, 2024, the Company entered into a loan and security agreement (the “Hercules Credit Agreement”), among the Company, Hercules Capital, Inc. (“Hercules”) and the other parties thereto to provide for a credit facility pursuant to which, among other things, Hercules has provided up to four tranches of term loans in an aggregate principal amount of $150.0 million, which mature on June 1, 2028. The four tranches are as follows:

Tranche 1: $30,000,000 term loan at closing on June 21, 2024

Tranche 2: up to $25,000,000 term loan that will be available from November 10 – December 31, 2024. The Company’s ability to draw on Tranche 2 is subject to the following funding milestone: (i) the Company has achieved the “Consolidation Condition” or the “2025 Stars Condition” (each as defined in the Hercules Credit Agreement), and (ii) there has been no material adjustments to the expected payment amount of the “Consolidation and Adjustment Escrow Amount” after giving effect to the “CHP Enrollee Adjustment”, if any (each as defined in the Hercules Credit Agreement); in each case, based upon written evidence provided to, reviewed and approved by Hercules in its reasonable discretion.

Tranche 3: up to $45,000,000 term loan that will be available from February 15 – September 15, 2025. The Company’s ability to draw on Tranche 3 is subject to the following funding milestone: (i) the Company has satisfied in full the “CMS Settlement” and the “ACO REACH Deficit Obligation” (each as defined in the Hercules Credit Agreement), and (ii) after giving effect to the aforementioned clause (i) and the draw down in full of the available “Tranche 3 Advances”, the loan parties maintain “Qualified Cash” (as defined in the Hercules Credit Agreement) in an amount greater than or equal to $22,500,000; in each case, based upon written evidence provided to, reviewed and approved by Hercules in its reasonable discretion.

Tranche 4: up to $50,000,000 term loan that was available commencing on the June 21, 2024 closing date and ending on June 1, 2027.

We elected to satisfy a portion of the interest payments through the issuance of additional debt with monthly PIK interest payments. The total amount of PIK interest added to the principal balance of the Hercules Credit Agreement was negligible as of June 30, 2024. The non-cash financing activity related to PIK interest is disclosed as a supplemental item in the statement of cash flows for the current period ending June 30, 2024.

As of June 30, 2024, we had $30.0 million borrowed under the Hercules Credit Agreement at an effective interest rate of 17.03%. As the debt was issued in conjunction with the warrantholder’s agreements the fair value of the warrants on the close date, a warrant asset was established for the all the warrants available to be issued at the fair value of the warrants on the close date of $6.4 million; upon issuing warrants the corresponding portion of the asset will be recorded as a discount on debt and amortized over the remaining term of the debt. The warrant asset is presented in prepaids and other current assets on the Condensed Consolidated Balance Sheets. With the issuance of warrants in conjunction with our draw on the 2023 Credit Agreement $1.2 million, of the warrant asset was recorded as a discount on debt. As of June 30, 2024, the warrant asset related to the Hercules Credit Agreement was $5.3 million. The warrant asset is presented in prepaids and other current assets on the Condensed Consolidated Balance Sheets.

Deferred financing costs related to the issuance of the Hercules Credit Agreement amounted to approximately $2.5 million. Both the $1.2 million discount on debt and the deferred financing costs are presented as a direct deduction from the carrying amount of the related debt on the balance sheet. Both the discount on debt and the deferred financing costs are amortized over the term of the credit agreement using the effective interest rate method. The discount on debt and deferred financing costs are amortized using the effective interest rate of 17.03%; the expense is recognized within interest expense on the condensed

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consolidated statements of income (loss). As of June 30, 2024, the unamortized discount was $1.1 million and unamortized deferred financing costs was $2.5 million; amortization for the three and six months ended June 30, 2024 was negligible. There was no equivalent discount on debt as of and for the periods ended June 30, 2023.

Common Stock Warrants:

2023 Warrantholders Agreement: On August 4, 2023, we entered into a warrantholders agreement (the “NEA Warrantholders Agreement”) with NEA 18 Venture Growth Equity, L.P. and the lenders from time-to-time party thereto, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. We established a warrant liability of $25.1 million on this date, representing the 1.7 million warrants available to be issued under the NEA Warrantholders Agreement at a fair market value of $15.12 (closing share price on August 4th, 2023 minus the $0.01 exercise price); the warrant liability is reported on our Condensed Consolidated Balance Sheets. The warrants do not contain any exercise contingencies and expire on the fifth anniversary of the first closing date.

On October 2, 2023, we entered into a warrantholders agreement (the “CalSTRS Warrantholders Agreement” and together with the “NEA Warrantholders Agreement,” the “2023 Warrantholders Agreements”) with the New Lender, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. We increased the warrant liability by $1.0 million on this date, representing the 0.2 million warrants available to be issued under the CalSTRS Warrantholders Agreement at a fair market value of $5.80 (closing share price on October 2, 2023 minus the $0.01 exercise price). The warrants do not contain any exercise contingencies and expire on the fifth anniversary of the first closing date.

2024 NEA Warrantholders Agreement: On April 8, 2024, the Company and the NEA Lenders entered into a warrantholders agreement (“2024 NEA Warrantholders Agreement”) setting forth the rights and obligations of the Company and the NEA Lenders as holders of the warrants to acquire up to 1,113,563 shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. Warrants under the 2024 NEA Warrantholder’s Agreement have the same terms as warrants issued under the original Warrantholder’s Agreement executed on August 4, 2023. We established a warrant liability of $6.8 million on this date, representing the 1.1 million warrants available to be issued under the 2024 NEA Warrantholders Agreement at a fair market value of $6.14 (closing share price on April 8, 2024 minus the $0.01 exercise price). The warrants do not contain any exercise contingencies and expire five years from the date the initial warrants are issued under the 2024 NEA Warrantholder’s Agreement.

Hercules Warrantholders Agreements: On June 21, 2024, we entered into warrant agreements (the “Hercules Warrantholders Agreements”) with Hercules and the lenders from time-to-time party to the Hercules Credit Agreement, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire an aggregate of 1,250,000 shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. The warrants may be settled with cash or net settlement in shares at the determination of the warrantholders. We established a warrant liability of $6.4 million on this date, representing the 1.3 million warrants available to be issued under the Hercules Warrantholders Agreements at a fair market value of $5.14 (closing share price on June 21, 2024 minus the $0.01 exercise price). The warrants do not contain any exercise contingencies and expire on the seventh anniversary of the closing date.

We account for our common stock warrants at the time of inception as derivatives, utilizing ASC 815 Derivatives and Hedging, by recording a liability equal to the warrants’ fair market value that is marked to market at the end of each period. Per the terms of the Warrantholders Agreements, the market value is calculated as the ending stock price less the $0.01 exercise price. As we draw on the available funds, warrants are issued. Warrants issued under the 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement will remain classified as a liability and be fair valued each period until they are exercised by the warrant holder. Upon exercise, we relieve the associated liability into additional paid-in capital at the fair value of the warrants on the date of exercise, classifying the exercised warrants as equity. Warrants under the Hercules Warrantholders Agreements will remain classified as a liability and be fair valued each period until the shares issuable thereunder are issued to the warrantholder. Upon issuance, we relieve the associated liability into additional paid-in capital at the fair value of the warrants on the date of issuance, classifying the issued warrants as equity.

The following table shows the components of the change in warrant liability for the six months ended June 30, 2024 (in thousands):

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value
Balance at January 1, 2024	$13,971
Newly executed Warrantholders Agreement	13,262
Antidilutive issuances (1)	212
Change in fair value of outstanding warrants	(4,496)
Warrants issued and classified as equity instruments	(1,157)
Balance at June 30, 2024	$21,792

(1) The 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement contain a Dilutive Issuance provision providing for additional warrants to be issued upon the issuance of warrants with a market price lower than that of August 29, 2023, in the case of the 2023 Warrantholders Agreement, and April 30, 2024, in the case of the 2024 NEA Warrantholders Agreement. For the three and six months ended June 30, 2024 an additional 41,158 warrants were issued under the 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement. The warrants were granted at a fair market value of $5.14 (closing share price on June 21, 2024 minus the $0.01 exercise price).

As of June 30, 2024 and December 31, 2023 the warrant liability was $21.8 million and $14.0 million, respectively. For the three and six months ended June 30, 2024, warrant income was $2.2 million and $4.3 million, respectively. There was no equivalent activity for the three and six months ended June 30, 2023.

As of June 30, 2024 no issued warrants have been exercised. The table below summarizes the number of warrants that remain available to be issued under each of the Warrantholders Agreements:

2023 Warrantholders Agreement	—
2024 NEA Warrantholders Agreement	371,188
Hercules Warrantholders Agreements	1,025,000

The Company classifies its warrant liability as Level 2 fair value because they are valued using observable, unadjusted quoted prices in active markets. See Note 16, Discontinued Operations for the full definition of Level 1, Level 2, and Level 3 fair values.

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

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity-based awards, and cash-based incentive awards to certain employees, consultants and non-employee directors. The 2021 Incentive Plan was most recently amended in May 2024. As of June 30, 2024 there are 4.4 million shares of common stock authorized for issuance under the 2021 Incentive Plan and a total of 0.7 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We recognized share-based compensation expense of $39.9 million and $49.1 million for the six months ended June 30, 2024 and 2023, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

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

There were no options granted during the six months ended June 30, 2024.

The activity for stock options for the six months ended June 30, 2024 is as follows (in thousands, except exercise price, weighted average contractual life, and aggregate intrinsic value):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	633	$138.33	5.2	$213
Granted	—	—
Exercised	—	—
Forfeited	(3)	175.59
Expired	(96)	163.83
Outstanding at June 30, 2024	534	$133.50	4.7	$132

We recognized share-based compensation expense related to stock options of $13.2 million for the six months ended June 30, 2024, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At June 30, 2024, there was $14.5 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 0.6 years.

Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period, except for Board of Director grants which generally vest one year from the date of grant. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the six months ended June 30, 2024 (in thousands, except weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at January 1, 2024	776	$53.32
Granted	2,535	6.24
Vested	(226)	42.53
Forfeited	(40)	50.56
Unvested RSUs at June 30, 2024	3,045	$14.97

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We recognized share-based compensation expense related to RSUs of $11.6 million for the six months ended June 30, 2024, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of June 30, 2024, there was $24.3 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table summarizes PSU award activity for the six months ended June 30, 2024 (in thousands, except weighted average grant date fair value):

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at January 1, 2024	131	$744.00
Granted	—	—
Forfeited	(13)	744.02
Unvested PSUs at June 30, 2024	118	$744.01

We recognized share-based compensation expense related to PSUs of $12.6 million for the six months ended June 30, 2024, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At June 30, 2024, there was no unrecognized compensation expense related to the PSU grant as the minimum service period was achieved in June 2024. The PSUs will expire 1.7 years after June 30, 2024 if the predetermined stock price goals are not achieved.

Liability Classified Share-based Award

In May 2024, the Company granted share-based awards to certain employees. These awards provide the option for settlement in either cash or shares, at the discretion of the Company. However, based on our assessment, we are unable to conclude that it is probable that the settlement will occur in shares, leading to the classification of these awards as liabilities. The awards are tied to the achievement of our 2024 Annual Incentive Plan performance measures, with a maximum payout of 100% of target. The awards, if any, shall be paid, upon Committee approval, at such time the Committee will determine whether the awards will be paid in cash or shares.

These awards are initially measured at fair value on the grant date and subsequently remeasured at each reporting date until settlement. The remeasurement of the liability at each reporting date impacts the Company’s financial statements through adjustments to share-based compensation expense. The liability will be derecognized upon settlement, with any difference between the final settlement amount and the remeasured liability amount recognized in the income statement. The fair value of the liability-classified awards is derived from the targeted bonus amount, which represents the expected payout if performance targets are met. This amount is adjusted for estimated forfeitures to account for the probability that some awards will not vest due to employee turnover or failure to meet performance criteria.

The total compensation cost, presented within operating costs on the Condensed Consolidated Statements of Income (Loss), recognized for these liability-classified awards for the three and six months ended June 30, 2024 was $2.5 million. This expense is recognized ratably over the vesting period of nine months. There was no expense for the three and six months ended June 30, 2023.

The following table provides a reconciliation of the beginning and ending balances of the share-based payment liability (in thousands):

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value
Balance at January 1, 2024	$—
Fair value of awards granted (ratable expense recognized to date)	2,455
Balance at June 30, 2024	$2,455

As of June 30, 2024, the liability for these awards was remeasured at fair value, resulting in a recognized liability of $2.5 million. The changes in fair value of the liability were recognized as share-based compensation expense in the income statement. The liability for these awards is included within other current liabilities on the Condensed Consolidated Balance Sheets. There was no liability as of December 31, 2023.

As of June 30, 2024 the estimated unrecognized expense of the liability classified share-based award is $4.9 million to be recognized over the remainder of the year.

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

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $98.7 million and $78.0 million as of June 30, 2024 and December 31, 2023, respectively.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $364.00 per share and approximately $266.21 per share subsequent to the issuance of all warrants prior to the six months ended June 30, 2024) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after January 3, 2025, if the closing price per share of Common Stock on the New York Stock Exchange was greater than 175% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

Under the Certificate of Designations, holders of the Series A Preferred Stock are entitled to vote with the holders of the common stock on an as‑converted basis, solely with respect to (i) a change of control transaction (to the extent such change of control transaction is submitted to a vote of the holders of the common stock) or (ii) the issuance of capital stock by the

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by compounded dividends. Holders of the Series B Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series B Preferred Stock had accrued compounded dividends of $15.5 million and $10.8 million as of June 30, 2024 and December 31, 2023, respectively.

The Series B Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series B Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $113.60 per share and approximately $92.76 per share subsequent to the issuance of all warrants prior to the six months ended June 30, 2024) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after October 17, 2025, if the closing price per share of common stock on the NYSE was greater than 287% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series B Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series B Preferred Stock into the relevant number of shares of common stock.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

NOTE 8. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30 (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss from continuing operations, net noncontrolling interests and accrued preferred stock dividends	$(52,951)	$(68,070)	$(71,604)	$(139,432)
Loss from discontinued operations	(18,439)	(56,935)	(28,304)	(172,478)
Net loss attributable to NeueHealth, Inc. common shareholders	$(71,390)	$(125,005)	$(99,908)	$(311,910)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,253	7,962	8,166	7,928
Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(6.42)	$(8.55)	$(8.77)	$(17.59)
Discontinued operations	$(2.23)	$(7.15)	$(3.46)	$(21.76)
Net loss per share attributable to common stockholders, basic and diluted	$(8.65)	$(15.70)	$(12.23)	$(39.35)

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the six months ended June 30 (in thousands):

	Six Months Ended June 30,
	2024	2023
Redeemable convertible preferred stock (as converted to common stock)	5,241	4,081
Issued and outstanding common stock warrants	2,842	—
Stock options to purchase common stock	534	720
Restricted stock units	3,045	1,108
Total	11,662	5,909

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

Based on our assessment of the facts underlying the claims and the degree to which we intend to defend the Company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated. We have not accrued for any potential loss as of June 30, 2024 and December 31, 2023 for these actions.

Profit sharing award: In June 2021, upon our acquisition of Centrum Medical Holdings, LLC. (“Centrum”) the noncontrolling interest holder granted profit-sharing awards to certain members of Centrum’s management team. The outstanding awards are connected to the exercise of the 2026 Put/Call Events (as defined in the Centrum Purchase Agreement) and is contingent upon the achievement of the Centrum specific EBITDA calculation for the year ending December 31, 2025 surpassing a predetermined hurdle (the “Performance Metric”). As the noncontrolling interest holder is considered to be an economic interest holder of NeueHealth, if the Performance Metric is achieved, the Company will incur compensation costs associated with the profit-sharing award that will have an offsetting impact in net income (loss) from continuing operations attributable to noncontrolling interests on our condensed consolidated statements of income (loss). As of June 30, 2024, no compensation cost has been recognized as we do not believe it is probable the Performance Metric will be achieved. This expectation is based on current performance projections; however the actual compensation cost we will be required to recognize may vary depending on actual performance outcomes.

We will continue to monitor and assess the probability of the Performance Metric being achieved at each reporting period. Any future recognition of compensation cost will be disclosed in the financial statements as it becomes probable that the performance metric will be met.

Other commitments: As of June 30, 2024, we had letters of credit unrelated to the 2021 Credit Agreement of $16.5 million, as well as surety bonds of $19.7 million. On our Condensed Consolidated Balance Sheets, $52.0 million of the cash and cash

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
equivalents and $8.7 million of the short-term investments is restricted as collateral to our undrawn letters of credit and surety bonds.

Subsequent to June 30, 2024, $18.0 million of our restricted cash and cash equivalents collateralizing an undrawn letter of credit was drawn on in satisfaction of a portion of our 2023 performance year risk share payable to CMS; as of June 30, 2024 the corresponding liability is reported within medical costs payable on the Condensed Consolidated Balance Sheets.

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

NeueCare: Provides care services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk. As of June 30, 2024, NeueCare provides virtual and in-person clinical care through its 74 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, our NeueCare segment serves approximately 372,000 consumers. NeueCare customers include external payors, third party administrators, affiliated providers and direct-to-government programs.

NeueSolutions: Our provider enablement business that facilitates care coordination activities through the use of population health tools including technology, data analytics, care and utilization management, and clinical solutions and care teams to support patients. As of June 30, 2024, NeueSolutions has approximately 44,000 members attributed to its REACH ACO’s and 113,000 enablement services lives representing members attributed to NeueHealth by provider partner groups that are outside of the NeueHealth owned network.

The Company’s accounting policies for reportable segment operations are consistent with those described in Note 2, Summary of Significant Accounting Policies, in our 2023 Form 10-K. We utilize operating income (loss) before income taxes as the profitability metric for our reportable segments.

The following tables present the reportable segment financial information for the three and six months ended June 30, 2024 and 2023 (in thousands):

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended June 30, 2024	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$64,005	$—	$—	$64,005
ACO REACH revenue	—	149,802	—	149,802
Service revenue	9,803	2,273	—	12,076
Investment income	21	—	87	108
Total unaffiliated revenue	73,829	152,075	87	225,991
Affiliated revenue	3,156	—	(3,156)	—
Total segment revenue	76,985	152,075	(3,069)	225,991
Operating income (loss)	(5,902)	397	(32,044)	(37,549)
Depreciation and amortization	3,221	—	757	3,978
Bad debt expense	—	14	—	14
Restructuring charges	—	—	239	239
Intangible asset impairment	11,411	—	—	11,411

Three Months Ended June 30, 2023	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$49,764	$—	$—	$49,764
ACO REACH revenue	—	236,994	—	236,994
Service revenue	10,530	692	—	11,222
Investment income (loss)	—	—	2	2
Total unaffiliated revenue	60,294	237,686	2	297,982
Affiliated revenue	5,774	—	(5,774)	—
Total segment revenue	66,068	237,686	(5,772)	297,982
Operating income (loss)	11,031	2,996	(37,441)	(23,414)
Depreciation and amortization	3,178	—	1,493	4,671
Bad debt expense	—	—	—	—
Restructuring charges	—	—	1,285	1,285
Intangible asset impairment	—	—	—	—

Six Months Ended June 30, 2024	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$125,471	$—	$—	$125,471
ACO REACH revenue	—	321,613	—	321,613
Service revenue	19,333	4,358	—	23,691
Investment income (loss)	21	—	290	311
Total unaffiliated revenue	144,825	325,971	290	471,086
Affiliated revenue	5,783	—	(5,783)	—
Total segment revenue	150,608	325,971	(5,493)	471,086
Operating income (loss)	3,910	(2,535)	(62,026)	(60,651)
Depreciation and amortization	7,007	—	1,533	8,540
Bad debt expense	—	11	—	11
Restructuring charges	—	—	181	181
Intangible asset impairment	11,411	—	—	11,411

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six Months Ended June 30, 2023	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$99,312	$—	$—	$99,312
ACO REACH revenue	—	476,801	—	476,801
Service revenue	21,466	943	—	22,409
Investment income (loss)	—	—	10	10
Total unaffiliated revenue	120,778	477,744	10	598,532
Affiliated revenue	7,969	—	(7,969)	—
Total segment revenue	128,747	477,744	(7,959)	598,532
Operating income (loss)	17,667	1,487	(87,440)	(68,286)
Bad debt expense	—	—	—	—
Depreciation and amortization	6,310	—	3,844	10,154
Restructuring charges	—	—	1,586	1,586
Intangible asset impairment	—	—	—	—

For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. We do not include asset information by reportable segment in the reporting provided to the CODM.

NOTE 11. INCOME TAXES

Income tax was a benefit of $0.2 million and a $0.9 million expense for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, income tax was an expense of $0.5 million and $0.4 million, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three and six months ended June 30, 2024, the expense largely relates to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. For the three and six months ended June 30, 2023, the expense largely relates to amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended June 30, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2024 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 12. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests in our subsidiaries whose redemption is outside of our control are classified as temporary equity. The following table provides details of our redeemable noncontrolling interest activity for the three and six months ended June 30, 2024 and 2023 (in thousands):

	2024	2023
Balance at January 1	$88,908	$219,758
Earnings attributable to noncontrolling interest	4,227	1,421
Distribution to noncontrolling interest holders	(1,884)	(1,805)
Measurement adjustment	7,510	4,129
Balance at March 31	$98,761	$223,503
(Loss) earnings attributable to noncontrolling interest	(531)	3,139
Distribution to noncontrolling interest holders	4,174	(3,147)
Measurement adjustment	1,463	21,066
Balance at June 30	$103,867	$244,561

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
•Risk-Mitigation Options: For the 2024 Performance Year, all of our REACH ACOs elected to participate in a “stop-loss arrangement”. For the 2023 Performance Year, two of our REACH ACOs elected to participate in a “stop-loss arrangement” offered by CMS, while one REACH ACO elected third-party coverage. The “stop-loss arrangement” and third-party coverage are designed to reduce the financial uncertainty associated with high-cost expenditures of individual beneficiaries. Additionally, CMS has created a mandatory risk corridor program that allocates the REACH ACO’s shared savings and losses in bands of percentage thresholds, after a deviation of greater than 25.0% of the Performance Year Benchmark.

Performance Guarantees

Through our participation in the ACO REACH Model, we determined that our arrangements with the providers of our REACH ACO beneficiaries require us to guarantee their performance to CMS. At the beginning of the performance year, we recognized

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The tables below include the financial statement impacts of the performance guarantee at June 30, 2024 and December 31, 2023 and for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	June 30, 2024	December 31, 2023
ACO REACH performance year receivable(1)	$425,517	$115,878
ACO REACH performance year obligation	325,599	—

(1)     As of June 30, 2024, we estimate there to be in-network and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not reported of $93.6 million related to performance year 2024 and $0.1 million related to performance year 2023; this is included in medical costs payable on the Condensed Consolidated Balance Sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of ACO REACH performance year receivable(1)	$166,099	$249,449	$341,559	$424,972
Amortization of ACO REACH performance year obligation	149,047	234,893	325,599	474,700
ACO REACH revenue(2)	149,802	236,994	321,613	476,801

(1)     The amortization of the ACO REACH performance year receivable includes $115.9 million and $99.2 million related to the amortization of the prior year receivable for the six months ended June 30, 2024 and 2023, respectively.
(2)     ACO REACH revenue is reflective of a $4.0 million reduction relating to the 2023 performance year.

For the six months ended June 30, 2024 and 2023, respectively, there is $1.0 million and $0.8 million reported within ACO REACH revenue on the Condensed Consolidated Statements of Income (Loss), that is related to our NeueCare clinics that are participating providers within our REACH ACOs. This revenue is presented gross in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts With Customers (“ASC 606”).

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The table below presents the balance sheet of BHIC-Texas on November 29, 2023, the date the Deconsolidated Entity was placed into receivership.

Cash and cash equivalents	$60,560
Prepaids and other current assets	1,522
Risk Share Receivable	123,981
Total Assets	$186,063

Accounts payable	$135
Medical costs payable	3,283
Other current liabilities	1,523
Risk adjustment payable	89,638
Total Liabilities	94,579
Additional paid-in capital	204,753
Accumulated deficit	(113,269)
Total Equity	91,484
Total Liabilities and Equity	$186,063

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

NOTE 15. HELD-FOR-SALE OPERATIONS

During the quarter ended June 30, 2024, we committed to a plan to sell AMD, which met the criteria to be classified as held-for-sale as outlined in ASC 360-10, Property, Plant, and Equipment. The sale is expected to be completed within the next twelve months.

As of June 30, 2024, the major classes of assets and liabilities of AMD are presented separately in the Condensed Consolidated Balance Sheets as follows (in thousands):

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accounts receivable	$8,034
Prepaids and other current assets	124
Current assets of held-for-sale operations	8,158
Accounts payable	216
Other current liabilities	3,765
Current liabilities of held-for-sale operations	$3,981

The results of operations for AMD’s operations are reported within the results of our continuing operations in the condensed consolidated statements of income (loss). AMD’s operations are reported within our NeueCare segment. The operations classified as held-for-sale are as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue:
Capitated revenue	$2,849	$5,730
Service revenue	2,202	5,384
Unaffiliated revenue	5,051	11,114
Affiliated revenue	449	1,023
Total revenue of held-for-sale operations	5,500	12,137
Operating expenses:
Medical costs	2,022	3,974
Operating costs	8,244	14,057
Impairment of intangible assets	11,411	11,411
Depreciation and amortization	494	989
Total operating expenses from held-for-sale operations	22,171	30,431
Operating loss from held-for-sale operations	$(16,671)	$(18,294)

NOTE 16. DISCONTINUED OPERATIONS

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

While we are no longer offering plans in the Commercial marketplace as of December 31, 2022, we will continue to be involved in the states where we formerly operated in, as we support run out activities of medical claims incurred in the 2022 plan year and perform other activities necessary to wind down our operations in each state. We are substantially complete with

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
medical claim payments as of the end of 2023, and we will continue to make remaining medical claim payments and payments towards the remaining risk adjustment obligations through 2024 and early 2025.

Our discontinued operations are also inclusive of our DocSquad business that was sold in March 2023; this is presented within the column labeled Other in the tables below.

The discontinued operations presentation has been retrospectively applied to all prior periods presented.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The financial results of discontinued operations by major line item for the periods ended June 30 were as follows (in thousands):

Three Months Ended June 30, 2024	Total
Revenue:
Premium revenue	$(11,124)
Investment income	1,226
Total revenue from discontinued operations	(9,898)
Operating expenses:
Medical costs	50
Operating costs	1,800
Restructuring charges	475
Total operating expenses from discontinued operations	2,325
Operating loss from discontinued operations	(12,223)
Interest expense	7,308
Gain on sale of Docsquad business	(991)
Loss from discontinued operations before income taxes	(18,540)
Income tax expense (benefit)	(101)
Net loss from discontinued operations	$(18,439)

Three Months Ended June 30, 2023	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$(15,354)	443,532	$—	$428,178
Service revenue	—	—	—	—
Investment income	21,120	400	—	21,520
Total revenue from discontinued operations	5,766	443,932	—	449,698
Operating expenses:
Medical costs	14,588	400,114	—	414,702
Operating costs	34,204	54,284	317	88,805
Restructuring charges	1,655	5	1	1,661
Depreciation and amortization	—	1,465	—	1,465
Total operating expenses from discontinued operations	50,447	455,868	318	506,633
Operating loss from discontinued operations	(44,681)	(11,936)	(318)	(56,935)
Interest expense	—	—	—	—
Loss from discontinued operations before income taxes	(44,681)	(11,936)	(318)	(56,935)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(44,681)	$(11,936)	$(318)	$(56,935)

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six Months Ended June 30, 2024	Total
Revenue:
Premium revenue	$(11,339)
Investment income	2,794
Total revenue from discontinued operations	(8,545)
Operating expenses:
Medical costs	(3,709)
Operating costs	8,385
Restructuring charges	96
Total operating expenses from discontinued operations	4,772
Operating loss from discontinued operations	(13,317)
Interest expense	16,073
Gain on sale of Docsquad business	(991)
Loss from discontinued operations before income taxes	(28,399)
Income tax expense (benefit)	(95)
Net loss from discontinued operations	$(28,304)

Six Months Ended June 30, 2023	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$(14,588)	896,849	$—	$882,261
Service revenue	30	—	2,383	2,413
Investment income	42,011	438	—	42,449
Total revenue from discontinued operations	27,453	897,287	2,383	927,123
Operating expenses:
Medical costs	60,602	828,839	—	889,441
Operating costs	81,682	110,623	2,366	194,671
Restructuring charges	9,611	5	1	9,617
Depreciation and amortization	—	5,872	—	5,872
Total operating expenses from discontinued operations	151,895	945,339	2,367	1,099,601
Operating loss from discontinued operations	(124,442)	(48,052)	16	(172,478)
Interest expense	—	—	—	—
Loss from discontinued operations before income taxes	(124,442)	(48,052)	16	(172,478)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(124,442)	$(48,052)	$16	$(172,478)

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents cash flows from operating and investing activities for discontinued operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities - discontinued operations	$(59,514)	$(667,237)
Cash provided by investing activities - discontinued operations	199,702	157,048

Assets and liabilities of discontinued operations were as follows (in thousands):

June 30, 2024
Bright HealthCare - Commercial
Assets
Current assets:
Cash and cash equivalents	$128,033
Short-term investments	7,590
Accounts receivable, net of allowance	1,427
Prepaids and other current assets	5,325
Current assets of discontinued operations	142,375
Total assets of discontinued operations	$142,375
Liabilities
Current liabilities:
Medical costs payable	$13,603
Accounts payable	8,682
Risk adjustment payable	286,991
Other current liabilities	34,709
Current liabilities of discontinued operations	343,985
Total liabilities of discontinued operations	$343,985

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

California Medicare Advantage Sale: On June 30, 2023, the Company entered into a definitive agreement with Molina to sell its California Medicare Advantage business, which consisted of BND and CHP, for total purchase consideration of $600.0 million, subject to regulatory approval and other closing conditions. Subsequently, on December 13, 2023 we announced that we entered an amendment (the “Amendment”) with Molina which reduced the purchase price of our California Medicare Advantage business from $600.0 million to $500.0 million. The $500.0 million purchase price includes $167.3 million of purchase price adjustments subject to contingencies and adjustments relating to TNE (in thousands):

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

(3) For 18 months post-closing date, the Company will indemnify Molina against and are liable to Molina for any and all losses incurred by Molina resulting from breach or inaccuracy of warranties and representations made, breach or failure to perform any covenant of the Molina Purchase Agreement, among others. As the Indemnity Escrow Amount is subject to these conditions for 18 months post close, the Company will only recognize this amount in the fair value of consideration received at the point those 18 months have passed, on July 1, 2025. The amount recognized will be that equal to the $10.0 million Indemnity Escrow amount less any agreed upon or finally adjudicated losses as of July 1, 2025

As the conditions surrounding collection of total consideration and contingencies are largely outside of the Company’s control, we have not recorded any contingent consideration receivable as of June 30, 2024.

At the time of the sale, our investment in the California MA business was calculated as follows (in thousands):

Total assets (1)	$647,254
Total liabilities	(323,038)
Investment in California MA Business	$324,216

(1) Total assets of the California MA business at the time of the sale are inclusive of $2.9 million unsettled intercompany receivable that was eliminated at consolidation. NeueHealth has recorded the corresponding payable within other current liabilities of our continuing operations as of June 30, 2024.

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

Restructuring charges within our discontinued operations for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee termination benefits	$73	$213	$202	$3,177
Long-lived asset impairments	—	2,489	—	7,429
Contract termination and other costs	402	(1,041)	(106)	(989)
Total discontinued operations restructuring charges	$475	$1,661	$96	$9,617

Restructuring accrual activity recorded by major type for the six months ended June 30, 2024 was as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2024	$2,867	$22,492	$25,359
Net charges	202	(106)	96
Cash payments	(1,920)	(17,386)	(19,306)
Balance at June 30, 2024	$1,149	$5,000	$6,149

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employee termination benefits are recorded within Other current liabilities of discontinued operations while contract termination costs are recorded within Accounts payable of discontinued operations.

Fixed Maturity Securities: Available-for-sale securities within our discontinued operations are reported at fair value as of June 30, 2024 and December 31, 2023. Held-to-maturity securities are reported at amortized cost as of June 30, 2024 and December 31, 2023. The following is a summary of our investment securities (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$102,093	$—	$(1)	$102,092
Held to maturity:
U.S. government and agency obligations	7,479	—	—	7,479
Corporate obligations	111	—	—	111
Total held-to-maturity securities	7,590	—	—	7,590
Total investments	$109,683	$—	$(1)	$109,682

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$150,939	$—	$—	$150,939
Available for sale:
U.S. government and agency obligations	1,557	—	(100)	1,457
Corporate obligations	615	—	(11)	604
Certificates of deposit	19,653	—	—	19,653
Mortgage-backed securities	951	—	(63)	888
Total available-for-sale securities	22,776	—	(174)	22,602
Held to maturity:
U.S. government and agency obligations	6,503	1	(59)	6,445
Certificates of deposit	334	—	—	334
Total held-to-maturity securities	6,837	1	(59)	6,779
Total investments	$180,552	$1	$(233)	$180,320

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

As of June 30, 2024, investments and cash equivalents within our discontinued operations were comprised of $107.9 million and $1.8 million with fair value measurements of Level 1 and Level 2, respectively. As of December 31, 2023, the investments and cash equivalents within our discontinued operations were comprised of $157.8 million and $22.6 million with fair value measurements of Level 1 and Level 2, respectively.

Medical Costs Payable: The table below details the components making up the medical costs payable within current liabilities of discontinued operations (in thousands):

	Bright HealthCare - Commercial
	June 30, 2024	December 31, 2023
Claims unpaid	$8,966	$14,500
Claims adjustment expense liability	227	2,382
Incurred but not reported (IBNR)	4,410	14,999
Total medical costs payable of discontinued operations	$13,603	$31,881

Risk Adjustment: In September 2023, our insurance subsidiaries in Colorado, Florida, Illinois and Texas entered into repayment agreements with CMS with respect to the unpaid amount of their risk adjustment obligations for an aggregate amount of $380.2 million (the "Repayment Agreements"). The amount owed under the Repayment Agreements is due March 15, 2025 and bears interest at a rate of 11.5% per annum. Additionally, in May 2024, CMS communicated the results of its “Summary Report of 2022 Benefit Year Risk Adjustment Validation (HHS-RADV) Adjustments to Risk Adjustment State Transfers” which indicated the Company has an additional risk adjustment obligation of $10.6 million. Combined with the remaining amount due relating to the risk adjustment Repayment Agreements, our risk adjustment payable liability was $287.0 million and $291.1 million as of June 30, 2024 and December 31, 2023, respectively.

Restricted Capital and Surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. For the period ended June 30, 2024, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 17. SUBSEQUENT EVENTS

We have evaluated the events and transactions that have occurred through the date at which the condensed consolidated financial statements were issued. No events or transactions have occurred that may require adjustment to the condensed consolidated financial statements or disclosure.

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

NeueCare. Our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across the ACA Marketplace, Medicare, and Medicaid. NeueCare aims to significantly reduce the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of June 30, 2024, NeueCare delivers high-quality in-person and virtual clinical care through its 74 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, NeueCare maintained approximately 372,000 consumers, inclusive of 320,000 value-based consumers and 52,000 fee-for-service consumers.

NeueSolutions. Our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements. As of June 30, 2024, NeueSolutions had approximately 44,000 value-based care consumers attributed to its REACH ACOs and 113,000 enablement services lives.

Bright HealthCare - Commercial. Included in our discontinued operations, our Commercial healthcare financing and distribution business focused on commercial plans. In October 2022, we announced that we would no longer offer commercial health plans effective at the end of 2022.

Business Update

NeueHealth delivered solid results in the second quarter of 2024 as we continue to drive value for consumers, providers, and payors across the healthcare industry. On June 24, 2024, we announced that we secured up to $150.0 million in a new term loan facility with Hercules Capital. This significantly strengthens our capital position and underscores our ability to deliver high-quality, affordable healthcare to all populations.

Throughout the second quarter of 2024, we continued to advance our value-driven, consumer-centric care model which uniquely aligns interests clinically, financially, and through data and technology to create a seamless, more coordinated healthcare experience. We are confident in our model and its ability to drive better health outcomes for all populations.

As our model resonates with the market, we are carefully evaluating strategic growth opportunities, many of which continue to surface organically from existing partnerships and the relationships we have built across the industry. We believe we have a robust pipeline in place for 2025 and beyond as we continue to review capital-efficient opportunities to expand our payor and provider partnerships and grow the consumers we serve in both current and new geographies.

NeueCare

In our NeueCare segment, positive momentum continued in the second quarter of 2024. Our value-driven care model is carefully designed to improve upon traditional approaches to care delivery which have revolved around episodic encounters and led to costly, fragmented care. In contrast, our model is grounded in the power of longstanding relationships. We are prioritizing building trusted, ongoing relationships with our consumers in the local communities we serve and fostering strong partnerships with payors and providers across the country.

We continue to serve consumers across the ACA Marketplace, Medicare, and Medicaid, demonstrating our ability to effectively manage populations across product categories and deliver personalized care no matter the need or circumstance. Core to our consumer-centric model of care is understanding each consumer as an individual and delivering care that’s tailored to meet specific needs, preferences, and circumstances. We are committed to placing the consumer at the center of everything we do.

NeueSolutions

NeueSolutions is focusing on partnering with providers and enabling them to thrive in performance-based arrangements through our suite of population health tools and capabilities as well as driving results through our participation in ACO REACH. The strong relationships we are building with providers in this part of our business continue to provide an avenue for future growth opportunities across our NeueCare and NeueSolutions business segments.

In our ACO REACH business, we drove strong performance as we maintain our focus on key care management, patient engagement and health equity initiatives to deliver high-quality care to the Medicare beneficiaries we serve.

Overall, we delivered strong performance in the second quarter of 2024 as we advance our value-driven, consumer-centric care model and continue to make high-quality healthcare more accessible and affordable for all populations. We believe we are well positioned for 2025 and beyond with a differentiated model that prioritizes strong, ongoing relationships and proactive consumer engagement. We are committed to aligning the interests of consumers, providers, and payors to create a better healthcare experience for all, and we are eager to continue to advance our model in collaboration with our partners.

Key Metrics and Non-GAAP Financial Measures

In addition to our GAAP financial information, we use several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table includes two key metrics used to measure our performance: approximate consumers and patients served as of June 30, 2024 and 2023.

	As of June 30,
	2024	2023
Value-Based Consumers served	364,000	373,000
Enablement Services Lives	113,000	31,000

Value-Based Care Consumers

Value-based care consumers are consumers attributed to providers contracted under various value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our NeueHealth owned or affiliated medical groups. We believe growth in the number of value-based care consumers is a key indicator of the performance of our NeueHealth business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth and effective medical management practices. We saw a year over year decrease in value-based care consumers of approximately 9,000 consumers; driven by a decline of approximately 24,000 ACO REACH lives, partially offset by an increase of 15,000 value-based care consumers through our third    -party payor relationships. Our focus is to continue to grow the number of value-based care consumers through third-party payor relationships.

Enablement Services Lives

Enablement services lives are members attributed to NeueHealth by provider partner groups that are outside of the NeueHealth owned network. We bring the people, process, and technology platforms necessary to manage the administrative support for these value-based and risk arrangement members, on behalf of our provider partners. As a result of the value we drive, we ended the quarter with approximately 113,000 enablement services lives under contract within those organizations.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss) from continuing operations	$(39,446)	$(32,584)	(33,095)	(85,243)
Adjusted EBITDA(1)	$3,962	$7,797	$7,618	$2,480

(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as Net Loss excluding loss from discontinued operations, interest expense, income taxes, depreciation and amortization, transaction costs, share-based and other long-term compensation expense, gains on troubled debt restructuring, changes in the fair value of equity securities and derivatives, restructuring and contract termination costs, held-for-sale operations, losses related to the bankruptcy of contractual counterparties, impairment of goodwill and long-lived assets,and the tax effect of all such items. Adjusted EBITDA has been presented in this Quarterly Report on Form 10-Q as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net loss	$(57,698)	$(88,627)	$(61,875)	$(258,088)
Loss from Discontinued Operations	18,439	56,935	28,304	172,478
EBITDA adjustments from continuing operations
Interest expense	4,110	9,170	7,040	16,957
Income tax (benefit) expense	(187)	(892)	476	367
Depreciation and amortization (h)	3,484	4,176	7,551	9,163
Transaction costs (a)	844	8,096	1,965	9,948
Share-based and other long-term incentive compensation expense (b)	21,236	15,775	39,862	49,095
Gain on troubled debt restructuring (c)	—	—	(30,311)	—
Change in fair value of warrant liability (d)	(2,213)	—	(4,285)	—
Restructuring and contract termination costs (e)	239	1,285	181	1,586
Held-for-sale operations (f)	16,671	1,879	18,294	974
ACO REACH care partner bankruptcy (g)	(963)	—	285	—
Impairment of goodwill and long-lived assets (h)	—	—	131	—
EBITDA adjustments from continuing operations	$43,221	$39,489	$41,189	$88,090
Adjusted EBITDA	$3,962	$7,797	$7,618	$2,480

(a)Transaction costs include accounting, tax, valuation, consulting, legal and investment banking fees directly relating to financing initiatives and acquisitions or dispositions. These costs can vary from period to period and impact comparability, and we do not believe such transaction costs reflect the ongoing performance of our business.
(b)Represents non-cash compensation expense related to stock option and restricted stock unit award grants, which can vary from period to period based on several factors, including the timing, quantity and grant date fair value of the awards. Also includes estimated compensation expense that the Company has the option to pay in cash or shares of $2.5 million for the three and six months ended June 30, 2024, which is a 2024-only deviation from the long-term incentive award plan.
(c)Beginning in the first quarter of 2024, Adjusted EBITDA excludes the impact of gains on troubled debt restructuring. The comparable periods in 2023 have been recast to exclude these impacts.
(d)Represents the non-cash change in the fair value of the warrant liability established for warrants included in our financing arrangements, which are remeasured at fair value each reporting period.
(e)Restructuring and contract termination costs represent severance costs as part of a workforce reduction, amounts paid for early termination of leases, and impairment of certain long-lived assets primarily relating to our decision to exit the Commercial business for the 2023 plan year.
(f)Beginning in the second quarter of 2024, Adjusted EBITDA excludes the impact of our operations classified as held-for-sale. For the three and six months ended June 30, 2024, $11.4 million of intangible asset impairment expense was incurred as a result of classifying operations as held-for-sale. The comparable periods in 2023 have been recast to exclude these impacts.
(g)Represents the costs expected to be incurred as a result of one of our ACO REACH care partners filing for bankruptcy; includes the full allowance established for the outstanding receivable and ongoing costs incurred to manage and provide service to members attributed to the care partner that would have otherwise been reimbursed prior to the care partner’s bankruptcy.
(h)Adjustment has been updated to remove the impact of our held-for-sale operations that are adjusted for in their entirety as described in (f).

Results of Operations

The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three and six months ended June 30, 2024 and 2023.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Income (loss) and operating data:	2024	2023	2024	2023
Revenue:
Capitated revenue	$64,005	$49,764	$125,471	$99,312
ACO REACH revenue	149,802	236,994	321,613	476,801
Service revenue	12,076	11,222	23,691	22,409
Investment income	108	2	311	10
Total revenue	225,991	297,982	471,086	598,532
Operating expenses:
Medical costs	177,681	245,160	374,555	505,280
Operating costs	70,217	70,280	137,039	149,798
Bad debt expense	14	—	11	—
Restructuring charges	239	1,285	181	1,586
Intangible assets impairment	11,411	—	11,411	—
Depreciation and amortization	3,978	4,671	8,540	10,154
Total operating expenses	263,540	321,396	531,737	666,818
Operating loss	(37,549)	(23,414)	(60,651)	(68,286)
Interest expense	4,110	9,170	7,040	16,957
Warrant income	(2,213)	—	(4,285)	—
Gain on troubled debt restructuring	—	—	(30,311)	—
Loss from continuing operations before income taxes	(39,446)	(32,584)	(33,095)	(85,243)
Income tax (benefit) expense	(187)	(892)	476	367
Net income (loss) from continuing operations	(39,259)	(31,692)	(33,571)	(85,610)
Loss from discontinued operations, net of tax (including loss on disposal of $991)	(18,439)	(56,935)	(28,304)	(172,478)
Net Loss	(57,698)	(88,627)	(61,875)	(258,088)
Net income (loss) from continuing operations attributable to noncontrolling interests	(932)	(24,205)	(12,669)	(29,755)
Series A preferred stock dividend accrued	(10,422)	(9,942)	(20,716)	(19,656)
Series B preferred stock dividend accrued	(2,338)	(2,231)	(4,648)	(4,411)
Net loss attributable to NeueHealth, Inc. common shareholders	$(71,390)	$(125,005)	$(99,908)	$(311,910)
Adjusted EBITDA	$3,962	$7,797	$7,618	$2,480
Operating Cost Ratio (1)	31.1%	23.6%	29.1%	25.0%

(1)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues decreased by $72.0 million, or 24.2%, for the three months ended June 30, 2024 and $127.4 million or 21.3% for the six months ended June 30, 2024 as compared to the same periods in 2023. These decreases were primarily driven by a decrease of approximately 24,000 beneficiaries aligned to our REACH ACOs resulting in decreased ACO REACH revenue of $87.2 million and $155.2 million for the three and six months ended June 30, 2024 as compared to the same periods in 2023.

These decreases were offset by increases in our capitated revenue of $14.2 million and $26.2 million for the three and six months ended June 30, 2024 as compared to the same periods in 2023. The increase in capitated revenue is a result of increased membership through our third-party payor contracts as compared to the three and six months ended June 30, 2023.

Medical costs decreased by $67.5 million, or 27.5%, for the three months ended June 30, 2024 as compared to the same period in 2023. Medical costs decreased by $130.7 million or 25.9%, for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease in medical costs was primarily driven by a decrease in beneficiaries aligned to our REACH ACOs.

Operating costs decreased by $0.1 million, or 0.1%, for the three months ended June 30, 2024 as compared to the same period in 2023. Operating costs decreased by $12.8 million, or 8.5%, for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease in operating costs was primarily due to a decrease in share-based compensation resulting from a decrease in employees.

Our operating cost ratio of 31.1% and 29.1% for the three and six months ended June 30, 2024, increased 7,500 and 4,100 basis points, respectively, compared to the same periods in 2023. The increase is driven by the decrease in revenue due to a decline in our ACO REACH aligned beneficiaries outweighing the decreases in our operating costs that have continued to decrease as part of our restructuring efforts.

For each of the three and six months ended June 30, 2024 we recognized $11.4 million in impairments of intangible assets as a result of classifying AMD as held-for-sale. In our held-for-sale analysis we concluded the carrying value of the AMD disposal group exceeded its estimated fair value set equivalent to an expected sale price; as such we fully impaired all long-lived assets. There was no equivalent activity for the three and six months ended June 30, 2023.

Depreciation and amortization decreased by $0.7 million and $1.6 million for the three and six months ended June 30, 2024 as compared to the same period in 2023, respectively. The decrease is primarily driven by a corresponding decrease in property and equipment assets.

Interest expense decreased $5.1 million and $9.9 million for the three and six months ended June 30, 2024 as compared to the same periods in 2023, respectively. The decrease is primarily due to the payoff of the 2021 Credit Agreement in January 2024.

We recognized warrant income of $2.2 million and $4.3 million for the three and six months ended June 30, 2024 as compared to none in the same periods in 2023. This is a result of the 2023 Warrantholders Agreement executed in conjunction with the 2023 Credit Agreement in the third quarter of 2023 as well as the warrantholders agreements executed in conjunction with the Commitment Increase of the Amended 2023 Credit Agreement and the Hercules Credit Agreement in the second quarter of 2024; there were no warrants prior to the third quarter of 2023.

Income tax was a benefit of $0.2 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively. Income tax was an expense of $0.5 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. The impact from income taxes varies from the federal statutory rate of 21% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the six months ended June 30, 2024, the expense largely relates to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

Loss from discontinued operations decreased by $38.5 million and $144.2 million for the three and six months ended June 30, 2024 as compared to the same periods in 2023. The decrease is primarily driven by the sale of the California Medicare Advantage business that occurred in January 2024, significantly decreasing our total discontinued operations. Additionally, the decrease is attributable to being more than a year into the runout of our Commercial business as of June 30, 2024 compared to only six months into runout as of June 30, 2023.

NeueCare
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Statement of income (loss) and operating data:	2024	2023	2024	2023

Revenue:
Capitated revenue	$64,005	$49,764	$125,471	$99,312
Service revenue	9,803	10,530	19,333	21,466
Investment income	21	—	21	—
Total unaffiliated revenue	$73,829	$60,294	$144,825	$120,778
Affiliated revenue	3,156	5,774	5,783	7,969
Total segment revenue	$76,985	$66,068	$150,608	$128,747
Operating expenses
Medical Costs	$33,579	$19,720	$61,015	$43,442
Operating Costs	34,676	32,139	67,265	61,328
Intangible assets impairment	11,411	—	11,411	—
Depreciation and amortization	3,221	3,178	7,007	6,310
Total operating expenses	82,887	55,037	146,698	111,080
Operating income (loss)	$(5,902)	$11,031	$3,910	$17,667

NeueCare’s capitated revenue increased by $14.2 million or 28.6% for the three months ended June 30, 2024 as compared to the same period in 2023. NeueCare’s capitated revenue increased by $26.2 million, or 26.3%, for the six months ended June 30, 2024 as compared to the same period in 2023. The increase was a result of increased membership through our third-party payor contracts as compared to the three and six months ended June 30, 2023.

NeueCare’s service revenue decreased $0.7 million for the three months ended June 30, 2024 as compared to the same period in 2023. NeueCare’s service revenue decreased $2.1 million for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease in NeueCare’s service revenue for the three and six months ended June 30, 2024 was primarily driven by a change in our estimated implicit price concessions for our fee-for-service contracts to reflect more current collection trends.

Affiliated revenue decreased by $2.6 million and $2.2 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 due to fluctuations in ACO surplus at our owned providers.

NeueCare’s medical costs increased by $13.9 million for the three months ended June 30, 2024 as compared to the same period in 2023. NeueCare’s medical costs increased by $17.6 million for the six months ended June 30, 2024 as compared to the same period in 2023. The increase is primarily a result of increases in our value-based care lives through third-party payor contracts including increases of $2.7 million and $5.2 million in provider capitation paid to our affiliate partners for the three and six months ended June 30, 2024, respectively.

Operating costs for the NeueCare segment increased $2.5 million and $5.9 million for the three and six months ended June 30, 2024, respectively, as compared to the same period in 2023. The increase is primarily driven by higher payroll expense to support the increase in value-based care lives attributed to third-party payor contracts.

For the each of the three and six months ended June 30, 2024 we recognized $11.4 million in impairments of intangible assets as a result of classifying AMD as held-for-sale. In our held-for-sale analysis we concluded the carrying value of the AMD disposal group exceeded its estimated fair value set equivalent to an expected sale price; as such we fully impaired all long-lived assets. There was no equivalent activity for the three and six months ended June 30, 2023.

NeueCare’s depreciation and amortization remained relatively flat for the three and six months ended June 30, 2024 as compared to the same period in 2023. The increase over the three-month period was negligible and the $0.7 million increase for the six-month period is primarily due to the decrease in the estimated useful lives for certain fixed assets at our clinic locations.

NeueSolutions
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Statement of income (loss) and operating data:	2024	2023	2024	2023
Revenue:
ACO REACH revenue	$149,802	$236,994	$321,613	$476,801
Service revenue	2,273	692	4,358	943
Total segment revenue	152,075	237,686	325,971	477,744
Operating expenses
Medical Costs	147,258	231,279	319,323	469,874
Operating Costs	4,406	3,411	9,172	6,383
Bad debt expense	14	—	11	—
Total operating expenses	151,678	234,690	328,506	476,257
Operating income (loss)	$397	$2,996	$(2,535)	$1,487

NeueSolutions’s ACO REACH revenue decreased $87.2 million, or 36.8% for the three months ended June 30, 2024 compared to the same period in 2023. NeueSolutions’s ACO REACH revenue decreased $155.2 million or 32.5% for the six months ended June 30, 2024 compared to the same period in 2023. This decrease is attributable to a decrease of approximately 24,000 beneficiaries aligned to our REACH ACOs as of June 30, 2024 compared to the same period in 2023. See Note 13, ACO REACH, for additional information regarding our remaining performance obligation based on the most recent benchmark data.

NeueSolutions’s service revenue increased $1.6 million and $3.4 million for the three and six months ended June 30, 2024 as compared to the same periods in 2023. The increase in service revenue was driven by revenue from our enablement services contracts.

NeueSolutions’s medical costs decreased by $84.0 million and $150.6 million for the three and six months ended June 30, 2024 as compared to the same periods in 2023. This decrease is attributable to a decrease of approximately 24,000 beneficiaries aligned to our REACH ACOs as of June 30, 2024 compared to the same period in 2023.

NeueSolutions’s operating costs increased by $1.0 million and $2.8 million for the three and six months ended June 30, 2024 as compared to the same periods in 2023. These increases were driven by the additional compensation and technology expenses supporting the growing business and increased membership.
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

We believe that the existing cash and investments will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management continues to implement plans to drive positive operating cash flow and achieve the conditions in the existing agreements to access additional liquidity. However, the Company may not fully collect the contingent consideration associated with the sale of the California Medicare Advantage business, may not be able to access other tranches of the new loan and security agreement with Hercules Capital, Inc., and may not be able to recapture through dividends additional cash from its regulated insurance entities, as these matters are all subject to conditions that are not fully within the Company’s control. In the event the Company is unable to access this additional liquidity or take other management actions, among other potential consequences, the Company forecasts that it will be unable to satisfy its obligations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company, pending regulatory approval, or through reimbursements related to administrative services agreements with the parent company. The Company declared $28.2 million of dividends from the regulated insurance entities to the parent company during the six months ended June 30, 2024 and no dividends from the regulated insurance entities to the parent company for the six months ended June 30, 2023.

The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to satisfy regulatory requirements. As of June 30, 2024, we were out of compliance with the minimum levels for certain of our regulated insurance legal entities within our Bright HealthCare-Commercial segment.

Indebtedness

In March 2021, we entered into a $350.0 million revolving credit agreement with JPMorgan Chase Bank, N.A. (the “Agent”) and a syndicate of banks (the “2021 Credit Agreement”), which was set to mature on February 28, 2024. On January 2, 2024, the Termination (as defined below) occurred and, as of that date we had no outstanding borrowings on the Credit Agreement.

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

On October 2, 2023, the Company, the Existing Lender, and California State Teachers’ Retirement System, as an incremental lender (the “New Lender”), entered into Incremental Amendment No. 1 to the 2023 Credit Agreement to provide for a commitment increase by the New Lender under the 2023 Credit Agreement. Loans under Incremental Amendment No. 1 have the same terms as loans under the original term loan commitments provided by the Existing Lender. As of June 30, 2024, we had $66.4 million of long-term borrowings under the 2023 Credit Agreement.

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

On April 8, 2024, the Company and NEA, New Enterprise Associates 17, L.P., New Enterprise Associates 16, L.P. and New Enterprise Associates 15, L.P. (collectively, the “NEA Lenders”) entered into Incremental Amendment No. 2 (“Incremental Amendment No. 2”) to the 2023 Credit Agreement to provide for a term loan commitment increase in an aggregate principal amount of up to $30.0 million by the NEA Lenders under the Amended 2023 Credit Agreement. Loans under the Amended 2023 Credit Agreement have the same terms as loans under the original term loan commitments provided by NEA. Subsequent to March 31, 2024, we borrowed an additional $20.0 million under the 2023 Credit Agreement.

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

On June 21, 2024, in conjunction with closing on the Hercules Credit Agreement (as defined below), the Company entered into an amendment (“Amendment No. 3”) to the 2023 Credit Agreement (as amended to date, the “Amended 2023 Credit Agreement”) to modify the maturity date of the 2023 Credit Agreement to be August 31, 2028, 91 days subsequent to the maturity of the Hercules Credit Agreement.

On June 21, 2024, the Company entered into a loan and security agreement (the “Hercules Credit Agreement”), among the Company and Hercules Capital, Inc. (“Hercules”) to provide for a credit facility pursuant to which, among other things, Hercules has provided up to four tranches of term loans in an aggregate principal amount of $150.0 million, which mature on June 1, 2028. The four tranches are as follows:

Tranche 1: $30,000,000 term loan at closing.

Tranche 2: up to $25,000,000 term loan that will be available from November 10 – December 31, 2024. The Company’s ability to draw on Tranche 2 is subject to the following funding milestone: (i) the Company has achieved the “Consolidation Condition” or the “2025 Stars Condition” (each as defined in the Hercules Credit Agreement), and (ii) there has been no material adjustments to the expected payment amount of the “Consolidation and Adjustment Escrow Amount” after giving effect to the “CHP Enrollee Adjustment”, if any (each as defined in the Hercules Credit Agreement); in each case, based upon written evidence provided to, reviewed and approved by Hercules in its reasonable discretion.

Tranche 3: up to $45,000,000 term loan that will be available from February 15 – September 15, 2025. The Company’s ability to draw on Tranche 3 is subject to the following funding milestone: (i) the Company has satisfied in full the CMS Settlement and the ACO REACH Deficit Obligation (each as defined in the Hercules Credit Agreement), and (ii) after giving effect to the aforementioned clause (i) and the draw down in full of the available Tranche 3 Advances, the Loan Parties maintain Qualified Cash (as defined in the Hercules Credit Agreement) in an amount greater than or equal to $22,500,000; in each case based upon written evidence provided to, reviewed and approved by Hercules in its reasonable discretion.

Tranche 4: up to $50,000,000 term loan that was available commencing on the June 21, 2024 closing date and ending on June 1, 2027.

In connection with executing the Hercules Credit Agreement, on June 21, 2024, the Company and each of the lenders under the Hercules Credit Agreement entered into warrant agreements setting forth the rights and obligations of the Company and such lenders as holders of the warrants to acquire up to an aggregate of 1,250,000 shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. See Note 5, Borrowings and Common Stock Warrants, for additional information regarding the Hercules Credit Agreement and the Hercules Warrantholders Agreement.

The 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement contain a Dilutive Issuance provision providing for additional warrants to be issued upon the issuance of warrants with a market price lower than that of August 29, 2023, in the case of the 2023 Warrantholders Agreement, and April 30, 2024, in the case of the 2024 NEA Warrantholders Agreement. For the three and six months ended June 30, 2024 an additional 41,158 warrants were issued under the 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement resulting from the issuance of 225,000 warrants under the Hercules Warrantholders Agreements on June 21, 2024.

As of June 30, 2024, we had letters of credit unrelated to the 2021 Credit Agreement of $16.5 million, as well as surety bonds of $19.7 million. On our Condensed Consolidated Balance Sheets, $52.0 million of the cash and cash equivalents and $8.7 million of short-term investments that is restricted as collateral to our undrawn letters of credit and surety bonds.

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

For additional information on the Series A and Series B Preferred Stock, see Note 7, Redeemable Convertible Preferred Stock, in our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Cash and Investments

As of June 30, 2024, we had $261.5 million in cash and cash equivalents and $16.3 million in short-term investments across our continuing and discontinued operations. As of June 30, 2024, we had no long-term investments across our continuing and discontinued operations.

As of June 30, 2024, we had non-regulated cash and cash equivalents of $133.4 million. As of June 30, 2024, we had $8.7 million non-regulated short-term and no non-regulated long-term investments. Of the $133.4 million non-regulated cash and cash equivalents, $52.0 million is restricted as collateral to our letters of credit and surety bonds. The entirety of the $8.7 million non-regulated short-term investments is restricted as collateral to our financial guarantees.

As of June 30, 2024, we had regulated insurance entity cash and cash equivalents of $128.0 million and short-term investments of $7.6 million. As of June 30, 2024, we had no regulated insurance entity long-term investments.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Net cash used in operating activities	$(77,148)	$(724,026)
Net cash provided by investing activities	189,281	157,127
Net cash used in financing activities	(225,955)	(4,950)
Net (decrease)/increase in cash and cash equivalents	$(113,822)	$(571,849)
Cash and cash equivalents at beginning of period	$375,280	$1,932,290
Cash and cash equivalents at end of period	$261,458	$1,360,441

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities decreased by $646.9 million compared to the six-month period ended June 30, 2023, primarily a result of being further into the run out of our Commercial operations at June 30, 2024 compared to June 30, 2023.

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities increased by $32.2 million compared to the six-month period ended June 30, 2023. The cash provided by investing activities during the six months ended June 30, 2024 is primarily attributable to the net proceeds received for the sale of our California Medicare Advantage business that closed effective January 1, 2024; there was not equivalent activity during the prior year. During the six-month period ended June 30, 2023 we sold a significant majority of our fixed income investment holdings to cover remaining liabilities of our run out operations for the Commercial business; proceeds not used immediately for run out operations were reinvested in primarily cash equivalents. During the six months ended June 30, 2024, we did not have equivalent investment activity as the majority of our investment portfolio was liquidated in 2023.

Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities increased by $221.0 million compared to the six months ended June 30, 2023. This fluctuation is a result of the payoff of our short-term debt using a portion of the proceeds from the sale of our California Medicare Advantage business during the six months ended June 30, 2024. Additionally, during the six months ended June 30, 2024, we had net proceeds from long term borrowings of $52.4 million. There were no equivalent financing activities during the six months ended June 30, 2023.

Critical Accounting Policies and Estimates

As of June 30, 2024, there had been no material changes to the critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements as described in the 2023 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

For the quarter ended June 30, 2024, the Company continues to take action to support its ongoing efforts to remediate the material weakness. This includes working with control owners to refine control procedures to improve the design, consistency, timeliness and sufficiency of documentation supporting the performance and review of controls and/or significant or material transactions.

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

3.7	Fourth Amended and Restated Bylaws of NeueHealth, Inc. (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed on January 24, 2024)
4.1	Form of Warrant Agreement with certain affiliates of Hercules Capital, Inc.
10.1	Loan and Security Agreement, dated as of June 21, 2024, by and among the Company, Hercules Capital, Inc. and the other parties thereto
10.2	Incremental Amendment No. 3, dated as of June 21, 2024
10.3	NeueHealth, Inc. Second Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on May 8, 2024)
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2024, filed with the SEC on August 12, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
104	Cover Page Interactive Data File (formatted as iXBRL and embedded within Exhibit 101)

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

NEUEHEALTH, INC.

Dated: August 12, 2024	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Matushak
	Name:	Jay Matushak
	Title:	Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)