Form 10-Q
period 2024-09-30
NeueHealth, Inc.
filed 2024-11-07
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of November 1, 2024, the registrant had 8,284,788 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will,” “ensure” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to continue as a going concern; our ability to comply with the terms of our credit facilities or any credit facility into which we enter in the future; our ability to receive the remaining proceeds from the sale of our Medicare Advantage (“MA”) business in California in a timely manner; our ability to obtain any short or long-term debt or equity financing needed to operate our business; our ability to quickly and efficiently complete the wind down of our remaining Individual and Family Plan (“IFP”) businesses and MA businesses, including by satisfying liabilities of those businesses when due and payable; potential disruptions to our business due to corporate restructuring and any resulting headcount reduction; our ability to accurately estimate and effectively manage the costs relating to changes in our business offerings and models; a delay or inability to withdraw regulated capital from our subsidiaries; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our Care Partners’ abilities to obtain and accurately assess, code, and report risk adjustment factor scores; our ability to contract with care providers and arrange for the provision of quality care; our ability to obtain claims information timely and accurately; the impact of any pandemic or epidemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; our ability to manage any growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions, integrate acquired businesses and divest businesses as needed; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; our ability to adapt to mitigate risks associated with our Accountable Care Organizations (“ACO”) Realizing Equity, Access, and Community Health (“REACH”) businesses, including any unanticipated market or regulatory developments; and the other factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on March 28, 2024 (“2023 Form 10-K”) and our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$109,839	$87,299
Short-term investments	8,842	6,265
Accounts receivable, net of allowance of $26 and $14,023, respectively	43,078	39,084
ACO REACH performance year receivable	261,215	115,878
Current assets of discontinued operations (Note 16)	127,638	822,570
Current assets of held-for-sale operations (Note 15)	6,108	—
Prepaids and other current assets	32,712	17,831
Total current assets	589,432	1,088,927
Other assets:
Property, equipment and capitalized software, net	11,677	14,499
Intangible assets, net	73,552	93,238
Other non-current assets	22,122	28,816
Total other assets	107,351	136,553
Total assets	$696,783	$1,225,480
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$123,665	$157,903
Accounts payable	5,898	11,841
Short-term borrowings	—	303,947
ACO REACH performance year obligation	161,855	—
Current liabilities of discontinued operations (Note 16)	339,576	699,758
Current liabilities of held-for-sale operations (Note 15)	4,976	—
Risk share payable to deconsolidated entity	123,981	123,981
Warrant liability	22,252	13,971
Other current liabilities	90,235	79,856
Total current liabilities	872,438	1,391,257
Long-term borrowings	120,252	66,400
Other liabilities	16,616	22,441
Total liabilities	1,009,306	1,480,098
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	117,876	88,908
Redeemable Series A preferred stock, $0.0001 par value; 750,000 shares authorized in 2024 and 2023; 750,000 shares issued and outstanding in 2024 and 2023	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2024 and 2023; 175,000 shares issued and outstanding in 2024 and 2023	172,936	172,936
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2024 and 2023; 8,284,485 and 8,053,576 shares issued and outstanding in 2024 and 2023, respectively	1	1
Additional paid-in capital	3,100,990	3,056,027
Accumulated deficit	(4,439,807)	(4,307,849)
Accumulated other comprehensive loss	—	(122)
Treasury Stock, at cost, 31,526 shares at September 30, 2024, and December 31, 2023, respectively	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(1,350,816)	(1,263,943)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$696,783	$1,225,480

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Capitated revenue	$71,334	$60,371	$196,805	$159,683
ACO REACH revenue	149,477	200,044	471,090	676,845
Service revenue	11,666	8,978	35,357	31,387
Investment income	456	6	767	16
Total revenue	232,933	269,399	704,019	867,931
Operating expenses:
Medical costs	182,693	226,438	557,248	731,718
Operating costs	64,075	72,532	201,114	221,697
Bad debt expense	3	22,421	14	23,054
Restructuring charges	—	5,281	181	6,867
Goodwill impairment	—	401,385	—	401,385
Intangible assets impairment	—	—	11,411	—
Depreciation and amortization	3,504	4,117	12,044	14,271
Total operating expenses	250,275	732,174	782,012	1,398,992
Operating loss	(17,342)	(462,775)	(77,993)	(531,061)
Interest expense	5,413	10,041	12,453	26,998
Warrant expense (income)	459	9,874	(3,826)	9,874
Gain on troubled debt restructuring	—	—	(30,311)	—
Loss from continuing operations before income taxes	(23,214)	(482,690)	(56,309)	(567,933)
Income tax expense (benefit)	2,793	(3,385)	3,269	(3,018)
Net loss from continuing operations	(26,007)	(479,305)	(59,578)	(564,915)
Loss from discontinued operations, net of tax (including gain on disposal of $991) (Note 16)	(14,358)	(67,843)	(42,662)	(240,321)
Net Loss	(40,365)	(547,148)	(102,240)	(805,236)
Net income from continuing operations attributable to noncontrolling interests	(17,049)	(86,747)	(29,718)	(116,502)
Series A preferred stock dividend accrued	(10,667)	(10,178)	(31,383)	(29,834)
Series B preferred stock dividend accrued	(2,394)	(2,284)	(7,042)	(6,695)
Net loss attributable to NeueHealth, Inc. common shareholders	$(70,475)	$(646,357)	$(170,383)	$(958,267)

Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(6.78)	$(72.52)	$(15.57)	$(90.36)
Discontinued operations	(1.73)	(8.51)	(5.20)	(30.25)
Basic and diluted loss per share	$(8.51)	$(81.03)	$(20.77)	$(120.61)

Basic and diluted weighted-average common shares outstanding	8,282	7,977	8,205	7,945

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(40,365)	$(547,148)	$(102,240)	$(805,236)
Other comprehensive income:
Unrealized investment holding gains arising during the year, net of tax of $0 and $0, respectively	—	70	120	5,381
Less: reclassification adjustments for investment (losses) gains, net of tax of $0 and $0, respectively	—	56	(2)	1,837
Other comprehensive income	—	14	122	3,544
Comprehensive loss	(40,365)	(547,134)	(102,118)	(801,692)
Comprehensive loss attributable to noncontrolling interests	(17,049)	(86,747)	(29,718)	(116,502)
Comprehensive loss attributable to NeueHealth, Inc. common shareholders	$(57,414)	$(633,881)	$(131,836)	$(918,194)

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2024	Shares	Amount	Shares	Amount
Balance at January 1, 2024	925	$920,417	8,054	$1	$3,056,027	$(4,307,849)	$(122)	$(12,000)	$(1,263,943)
Net loss	—	—	—	—	—	(15,914)	—	—	(15,914)
Issuance of common stock	—	—	171	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,627	—	—	—	18,627
Equity-classified warrants issued	—	—	—	—	—	—	—	—	—
Equity distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	18	—	18
Balance at March 31, 2024	925	$920,417	8,225	$1	$3,074,654	$(4,323,763)	$(104)	$(12,000)	$(1,261,212)

Net loss	—	—	—	—	—	(58,630)	—	—	(58,630)
Issuance of common stock	—	—	54	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,779	—	—	—	18,779
Equity-classified warrants issued	—	—	—	—	1,157	—	—	—	1,157
Equity distributions to noncontrolling interest holders	—	—	—	—	(7,020)	—	—	—	(7,020)
Other comprehensive loss	—	—	—	—	—	—	104	—	104
Balance at June 30, 2024	925	$920,417	8,279	$1	$3,087,570	$(4,382,393)	$—	$(12,000)	$(1,306,822)

Net loss	—	—	—	—	—	(57,414)	—	—	(57,414)
Issuance of common stock	—	—	5	—	—	—	—	—	—
Share-based compensation	—	—	—	—	13,420	—	—	—	13,420
Equity-classified warrants issued	—	—	—	—	—	—	—	—	—
Equity distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—
Balance at September 30, 2024	925	$920,417	8,284	$1	$3,100,990	$(4,439,807)	$—	$(12,000)	$(1,350,816)

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2023	Shares	Amount	Shares*	Amount
Balance at January 1, 2023	925	$920,417	7,878	$1	$2,972,333	$(3,156,395)	$(4,429)	$(12,000)	$(200,490)
Net loss	—	—	—	—	—	(175,011)	—	—	(175,011)
Issuance of common stock	—	—	74	—	1	—	—	—	1
Share-based compensation	—	—	—	—	33,320	—	—	—	33,320
Equity-classified warrants issued	—	—	—	—	—	—	—	—	—
Equity distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	2,193	—	2,193
Balance at March 31, 2023	925	$920,417	7,952	$1	$3,005,654	$(3,331,406)	$(2,236)	$(12,000)	$(339,987)

Net loss	—	—	—	—	—	(112,832)	—	—	(112,832)
Issuance of common stock	—	—	20	—	1	—	—	—	1
Share-based compensation	—	—	—	—	15,775	—	—	—	15,775
Equity-classified warrants issued	—	—	—	—	—	—	—	—	—
Equity distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	1,337	—	1,337
Balance at June 30, 2023	925	$920,417	7,972	$1	$3,021,430	$(3,444,238)	$(899)	$(12,000)	$(435,706)

Net loss	—	—	—	—	—	(633,895)	—	—	(633,895)
Issuance of common stock	—	—	10	—	—	—	—	—	—
Share-based compensation	—	—	—	—	16,516	—	—	—	16,516
Equity-classified warrants issued	—	—	—	—	—	—	—	—	—
Equity distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	14	—	14
Balance at September 30, 2023	925	$920,417	7,982	$1	$3,037,946	$(4,078,133)	$(885)	$(12,000)	$(1,053,071)
*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split
See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(102,240)	$(805,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,044	20,149
Impairment of intangible assets	11,411	—
Goodwill impairment	—	401,385
Share-based compensation	56,250	65,611
Payment-in-kind “PIK” interest	12,709	—
Deferred income taxes	—	(3,063)
Gain on troubled debt restructuring	(30,311)	—
Net accretion of investments	(204)	(17,946)
Loss on disposal of property, equipment, and capitalized software	595	—
Other, net	(317)	3,812
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(10,391)	(27,438)
ACO REACH performance year receivable	(145,337)	(251,297)
Other assets	(4,556)	132,645
Medical cost payable	(49,338)	(610,027)
Risk adjustment payable	(16,228)	(1,541,536)
Accounts payable and other liabilities	(4,185)	(124,295)
Unearned revenue	(18)	127,135
Warrant liability	9,438	9,874
ACO Reach performance year obligation	161,855	224,908
Net cash used in operating activities	(98,823)	(2,395,319)
Cash flows from investing activities:
Purchases of investments	(12,765)	(830,176)
Proceeds from sales, paydowns, and maturities of investments	6,416	1,978,925
Purchases of property and equipment	(1,542)	(2,626)
Proceeds from sale of business, net	197,121	(682)
Net cash provided by investing activities	189,230	1,145,441
Cash flows from financing activities:
Proceeds from issuance of common stock	—	2
Proceeds from long-term borrowings	42,133	—
Proceeds from short-term borrowings	—	50,000
Repayments of short-term borrowings	(273,636)	—
Distributions to noncontrolling interest holders	(7,771)	(8,997)
Net cash (used in) provided by financing activities	(239,274)	41,005
Net decrease in cash and cash equivalents	(148,867)	(1,208,873)
Cash and cash equivalents of total operations – beginning of year	375,280	1,932,290
Cash and cash equivalents of total operations – end of period	$226,413	$723,417
Supplemental disclosures of cash flow information:
Unamortized discount on long-term borrowings	5,170	—
Unamortized deferred financing costs	3,679	—
Cash paid for interest	4,643	12,509
Payment-in-kind “PIK” interest accrued	12,709	—
Issuance of equity warrants	1,157	—
Changes in unrealized (loss) gain on available-for-sale securities in OCI	122	3,544
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

Centrum Transaction: Subsequent to September 30, 2024, we entered into a Unit Purchase Agreement dated October 29, 2024, among our wholly owned subsidiary Medical Practice Holding Company, LLC, RRD Healthcare, LLC (“RRD”), the Company, Centrum Medical Holdings, LLC (“Centrum”) and the other parties named therein, pursuant to which, we purchased RRD’s equity in Centrum for total consideration of $101.8 million, comprised of $30.0 million in cash, a credit of $7.8 million in previous distributions to RRD as the noncontrolling interest holder and a secured promissory note with a principal of $64.0 million (“Centrum Promissory Note”) (such equity purchase and related transactions, the “Centrum Transaction”). The Centrum Promissory Note is due on October 29, 2028 and bears a cash interest rate of 6% per annum, payable monthly. Upon the close of the Centrum Transaction, NeueHealth fully owns Centrum.

In connection with the Centrum Transaction, the Company will make payment of $8.0 million to the P Unit Holders of RRD (as define in Note 9. Commitments and Contingencies), generally payable by October 29, 2028, bearing cash interest at a rate of 6% per annum.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The Company has a history of operating losses, and we generated a net loss of $102.2 million for the nine months ended September 30, 2024. Additionally, the Company experienced negative operating cash flows for the nine months ended September 30, 2024. Certain of the Company’s insurance subsidiaries have material risk adjustment program obligations remaining related to the Company’s discontinued commercial insurance business, totaling $274.9 million, as noted further in Note 16. The subsidiaries entered into repayment agreements with the Centers for Medicare & Medicaid Services (”CMS”) with respect to the unpaid obligations which are due March 15, 2025.

As described in Note 5, Borrowings and Common Stock Warrants, in April 2024 the Company entered into an amendment to our existing 2023 Credit Agreement, which allows the Company to borrow an additional $30.0 million under the agreement.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We drew the remaining $10.0 million available on this facility on October 1, 2024. In June 2024, we entered into a loan and security agreement with Hercules Capital, Inc. for term loans in an aggregate principal amount of up to $150.0 million. We drew $30.0 million of this facility in June 2024. Access to the remaining tranches of this facility is subject to several terms and conditions outside of management’s control.

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

Operating Costs: Our operating costs, by functional classification for the three and nine months ended September 30, 2024 and 2023, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Compensation and fringe benefits	$46,586	$45,685	$143,971	$146,722
Professional fees	6,273	15,126	19,342	34,745
Technology expenses	3,374	5,442	10,311	16,509
General and administrative expenses	7,287	5,129	25,157	19,719
Marketing and selling expenses	174	258	598	1,462
Other operating expenses	381	892	1,735	2,540
Total operating costs	$64,075	$72,532	$201,114	$221,697

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restructuring charges by reportable segment and corporate for the periods ended September 30 were as follows (in thousands):

Three Months Ended September 30, 2024
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$—	$—
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	—	—
Total continuing operations	$—	$—	$—	$—

	Three Months Ended September 30, 2023
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$5,153	$5,153
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	130	—	(2)	128
Total continuing operations	$130	$—	$5,151	$5,281

	Nine Months Ended September 30, 2024
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$181	$181
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	—	—
Total continuing operations	$—	$—	$181	$181

	Nine Months Ended September 30, 2023
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$5,774	$5,774
Long-lived asset impairments	—	—	880	880
Contract termination and other costs	130	—	83	213
Total continuing operations	$130	$—	$6,737	$6,867

The $0.9 million of long-lived asset impairments is the result of a lease abandonment for one of our corporate office locations during the nine months ended September 30, 2023.

Restructuring accrual activity recorded by major type for the nine months ended September 30, 2024 were as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2024	$8,389	$—	$8,389
Net charges	181	—	181
Cash payments	(6,754)	—	(6,754)
Balance at September 30, 2024	$1,816	$—	$1,816

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employee termination benefits are recorded within Other current liabilities while contract termination costs are recorded within Accounts payable.

NOTE 3. INTANGIBLE ASSETS

The gross carrying value and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$68,770	$27,063	$80,021	$26,144
Trade names	40,900	9,055	48,361	9,000
Total	$109,670	$36,118	$128,382	$35,144

For the nine months ended September 30, 2024, there was $11.4 million of impairments to definite-lived intangible assets. There were no impairments to definite-lived intangible assets for the three months ended September 30, 2024. The current year impairment was a result of classifying AMD as held-for-sale, resulting in a write-down of the business’ carrying value to the fair value as approximated by the expected sale price. There were no impairments to definite-lived intangible assets for the equivalent periods in 2023.

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

Amortization expense relating to intangible assets for the three months ended September 30, 2024 and 2023 was $2.5 million and $2.9 million, respectively, and amortization expense for the nine months ended September 30, 2024 and 2023 was $8.3 million and $8.8 million, respectively. Estimated amortization expense relating to intangible assets for the remainder of 2024 and for each of the next five full years ending December 31 is as follows (in thousands):

2024 (October-December)	$2,488
2025	$9,952
2026	$9,952
2027	$9,952
2028	$8,673
2029	$8,673

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4. MEDICAL COSTS PAYABLE

The following table shows the components of the change in medical costs payable for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Medical costs payable - January 1	$157,903	$116,021
Incurred related to:
Current year	569,062	737,306
Prior year	(11,814)	912
Total incurred	557,248	738,218
Paid related to:
Current year	465,384	584,240
Prior year	126,102	100,221
Total paid	591,486	684,461

Medical costs payable - September 30	$123,665	$169,778

Medical costs payable attributable to prior years decreased by $11.8 million and increased by $0.9 million for the nine months ended September 30, 2024 and 2023, respectively. Medical costs payable estimates are adjusted as additional information regarding claims becomes known; there were no significant changes to estimation methodologies during the periods. Medical costs payable as of September 30, 2024 are primarily related to the current year.

The table below details the components making up the medical costs payable as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Claims unpaid	456	—
Payables due to CMS (1)	18,526	—
Provider incentive payable	7,762	2,367
Incurred but not reported (IBNR)	96,921	155,536
Total medical costs payable	$123,665	$157,903

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

As of September 30, 2024 and December 31, 2023 we had $0.0 million and $303.9 million, respectively, borrowed under the 2021 Credit Agreement at a weighted-average effective annual interest rate of 5.00%. As of September 30, 2024, the letters of credit outstanding under the 2021 Credit Agreement with a principal balance of $4.9 million are collateralized at 105% of the principal balance and reported as restricted cash included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

Upon occurrence of the Termination, we recognized a gain on troubled debt restructuring of $30.3 million. For the nine months ended September 30, 2024, the gain on troubled debt restructuring resulted in a decrease of basic and diluted loss per share of $3.69. There was no gain on troubled debt restructuring for the nine months ended September 30, 2023.

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

As we drew on the increased term loan commitment of the 2023 Credit Agreement in conjunction with the execution of the 2024 NEA Warrantholder’s Agreement a warrant asset was established for the all the warrants available to be issued at the fair value of the warrants on the close date of $6.8 million; upon issuing warrants the corresponding portion of the asset will be recorded as a discount on debt and amortized over the remaining term of the debt. The warrant asset is presented in prepaids and other current assets on the Condensed Consolidated Balance Sheets. With the issuance of warrants in conjunction with our draw on the 2023 Credit Agreement, $4.6 million of the warrant asset was recorded as a discount on debt. As of September 30, 2024, the warrant asset related to the 2023 Credit Agreement was $2.3 million. The warrant asset is presented in prepaids and other current assets on the Condensed Consolidated Balance Sheets.

The $4.6 million discount on debt is presented as a direct deduction from the carrying amount of the related debt on the balance sheet. The discount on debt is amortized over the term of the credit agreement using the effective interest rate method using an effective interest rate of 16.14%; the expense is recognized within interest expense on the condensed consolidated statements of income (loss). As of September 30, 2024, the unamortized discount was $4.1 million; amortization for the nine months ended September 30, 2024 was $0.5 million. There was no equivalent discount on debt as of December 31, 2023 and there was no amortization of discount on debt for the periods ended September 30, 2023.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2024 and December 31, 2023, we had $86.4 million and $66.4 million, respectively, borrowed under the 2023 Credit Agreement at a weighted-average effective interest rate of 16.14%; an additional $10.0 million is available to be borrowed under the 2023 Credit Agreement. Subsequent to September 30, 2024, we borrowed an additional $10.0 million under the 2023 Credit Agreement; as of the date of this report there are no available borrowings under this agreement.

We elected to satisfy interest payments through the issuance of additional debt with quarterly paid-in-kind (“PIK”) interest payments. The total amount of PIK interest added to the principal balance of the Amended 2023 Credit Agreement was $12.6 million as of September 30, 2024. The non-cash financing activity related to PIK interest for the nine months ended September 30, 2024 is disclosed as a supplemental item in the statement of cash flows.

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

We elected to satisfy a portion of the interest payments through the issuance of additional debt with monthly PIK interest payments. The total amount of PIK interest added to the principal balance of the Hercules Credit Agreement was $0.2 million as of September 30, 2024.

As of September 30, 2024, we had $30.0 million borrowed under the Hercules Credit Agreement at an effective interest rate of 18.71%. As the debt was issued in conjunction with the warrantholder’s agreements the fair value of the warrants on the close date, a warrant asset was established for the all the warrants available to be issued at the fair value of the warrants on the close date of $6.4 million; upon issuing warrants the corresponding portion of the asset will be recorded as a discount on debt and amortized over the remaining term of the debt. The warrant asset is presented in prepaids and other current assets on the Condensed Consolidated Balance Sheets. With the issuance of warrants in conjunction with our draw on the 2023 Credit Agreement, $1.2 million of the warrant asset was recorded as a discount on debt. As of September 30, 2024, the warrant asset related to the Hercules Credit Agreement was $5.3 million. The warrant asset is presented in prepaids and other current assets on the Condensed Consolidated Balance Sheets.

Deferred financing costs related to the issuance of the Hercules Credit Agreement amounted to approximately $3.9 million. Both the $1.2 million discount on debt and the deferred financing costs are presented as a direct deduction from the carrying amount of the related debt on the balance sheet. Both the discount on debt and the deferred financing costs are amortized over the term of the credit agreement using the effective interest rate method. The discount on debt and deferred financing costs are amortized using the effective interest rate of 18.71%; the expense is recognized within interest expense on the condensed

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consolidated statements of income (loss). As of September 30, 2024, the unamortized discount was $1.1 million and unamortized deferred financing costs was $3.7 million. The amortization of the discount on debt and deferred financing costs for the three and nine months ended September 30, 2024 was $0.1 million.and $0.2 million, respectively. There was no equivalent discount on debt as of and for the periods ended September 30, 2023.

Centrum Promissory Note: Subsequent to September 30, 2024, in connection with the Centrum Transaction, we issued the Centrum Promissory Note in a principal amount of $64.0 million bearing a cash interest rate of 6% per annum, payable monthly. It is due on October 29, 2028 and all or any portion may be prepaid at any time without penalty or premium. The Centrum Promissory Note is secured by second priority liens on substantially all assets of the Company and its subsidiaries.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
will remain classified as a liability and be fair valued each period until the shares issuable thereunder are issued to the warrantholder. Upon issuance, we relieve the associated liability into additional paid-in capital at the fair value of the warrants on the date of issuance, classifying the issued warrants as equity.

The following table shows the components of the change in warrant liability for the nine months ended September 30, 2024 (in thousands):

Fair Value
Balance at January 1, 2024	$13,971
Newly executed Warrantholders Agreement	13,262
Antidilutive issuances (1)	212
Change in fair value of outstanding warrants	(4,036)
Warrants issued and classified as equity instruments	(1,157)
Balance at September 30, 2024	$22,252

(1) The 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement contain a Dilutive Issuance provision providing for additional warrants to be issued upon the issuance of warrants with a market price lower than that of August 29, 2023, in the case of the 2023 Warrantholders Agreement, and April 30, 2024, in the case of the 2024 NEA Warrantholders Agreement. For the three and nine months ended September 30, 2024 an additional 41,158 warrants were issued under the 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement. The warrants were granted at a fair market value of $5.14 (closing share price on June 21, 2024 minus the $0.01 exercise price).

As of September 30, 2024 and December 31, 2023 the warrant liability was $22.3 million and $14.0 million, respectively. For the three and nine months ended September 30, 2024, we had warrant expense of $0.5 million and warrant income of $3.8 million, respectively. There was $9.9 million of warrant expense for the three and nine months ended September 30, 2023.

As of September 30, 2024 no issued warrants have been exercised. The table below summarizes the number of warrants that remain available to be issued under each of the Warrantholders Agreements as of September 30, 2024:

2023 Warrantholders Agreement	—
2024 NEA Warrantholders Agreement	371,188
Hercules Warrantholders Agreements	1,025,000

Subsequent to September 30, 2024, 371,188 warrants were issued under the 2024 NEA Warrantholders Agreement in connection with the draw of an additional $10.0 million under the 2023 Credit Agreement. As of the date of this report, there are no warrants available to be issued under the 2024 Warrantholders Agreement.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity-based awards, and cash-based incentive awards to certain employees, consultants and non-employee directors. The 2021 Incentive Plan was most recently amended in May 2024. As of September 30, 2024 there are 4.4 million shares of common stock authorized for issuance under the 2021 Incentive Plan and a total of 0.8 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

We recognized share-based compensation expense of $56.2 million and $65.6 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

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

There were no options granted during the nine months ended September 30, 2024.

The activity for stock options for the nine months ended September 30, 2024 is as follows (in thousands, except exercise price, weighted average contractual life, and aggregate intrinsic value):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	633	$138.33	5.2	$213
Granted	—	—
Exercised	—	—
Forfeited	(4)	175.73
Expired	(135)	157.08
Outstanding at September 30, 2024	494	$132.93	4.7	$124

We recognized share-based compensation expense related to stock options of $19.6 million for the nine months ended September 30, 2024, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At September 30, 2024, there was $8.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 0.4 years.

Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period, except for Board of Director grants which generally vest one year from the date of grant. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes RSU award activity for the nine months ended September 30, 2024 (in thousands, except weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at January 1, 2024	776	$53.32
Granted	2,535	6.24
Vested	(230)	45.37
Forfeited	(53)	42.70
Unvested RSUs at September 30, 2024	3,028	$14.68

We recognized share-based compensation expense related to RSUs of $18.6 million for the nine months ended September 30, 2024, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of September 30, 2024, there was $18.2 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table summarizes PSU award activity for the nine months ended September 30, 2024 (in thousands, except weighted average grant date fair value):

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at January 1, 2024	131	$744.00
Granted	—	—
Forfeited	(13)	744.02
Unvested PSUs at September 30, 2024	118	$744.01

We recognized share-based compensation expense related to PSUs of $12.6 million for the nine months ended September 30, 2024, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At September 30, 2024, there was no unrecognized compensation expense related to the PSU grant as the minimum service period was achieved in June 2024. The PSUs will expire 1.4 years after September 30, 2024 if the predetermined stock price goals are not achieved.

Liability Classified Share-based Award

In May 2024, the Company granted share-based awards to certain employees. These awards provide the option for settlement in either cash or shares, at the discretion of the Company. However, based on our ongoing assessment, we are unable to conclude that it is probable that the settlement will occur in shares, leading to the classification of these awards as liabilities. The awards are tied to the achievement of our 2024 Annual Incentive Plan performance measures, with a maximum payout of 100% of target. The awards, if any, shall be paid, upon Committee approval, at such time the Committee will determine whether the awards will be paid in cash or shares.

These awards are initially measured at fair value on the grant date and subsequently remeasured at each reporting date until settlement. The remeasurement of the liability at each reporting date impacts the Company’s financial statements through adjustments to share-based compensation expense. The liability will be derecognized upon settlement, with any difference

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The total compensation cost, presented within operating costs on the Condensed Consolidated Statements of Income (Loss), recognized for these liability-classified awards for the three and nine months ended September 30, 2024 was $3.0 million and $5.4 million. This expense is recognized ratably over the vesting period of nine months. There was no expense for the three and nine months ended September 30, 2023.

The following table provides a reconciliation of the beginning and ending balances of the share-based payment liability (in thousands):

Fair Value
Balance at January 1, 2024	$—
Fair value of awards granted (ratable expense recognized to date)	5,422
Balance at September 30, 2024	$5,422

As of September 30, 2024, the liability for these awards was remeasured at fair value, resulting in a recognized liability of $5.4 million. The changes in fair value of the liability were recognized as share-based compensation expense in the income statement. The liability for these awards is included within other current liabilities on the Condensed Consolidated Balance Sheets. There was no liability as of December 31, 2023.

As of September 30, 2024 the estimated unrecognized expense of the liability classified share-based award is $2.8 million to be recognized over the remainder of the year.

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

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $109.4 million and $78.0 million as of September 30, 2024 and December 31, 2023, respectively.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b)

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the conversion price (initially approximately $364.00 per share and approximately $266.21 per share subsequent to the issuance of all warrants prior to the nine months ended September 30, 2024) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after January 3, 2025, if the closing price per share of Common Stock on the New York Stock Exchange was greater than 175% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

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

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by compounded dividends. Holders of the Series B Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series B Preferred Stock had accrued compounded dividends of $17.8 million and $10.8 million as of September 30, 2024 and December 31, 2023, respectively.

The Series B Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series B Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $113.60 per share and approximately $92.76 per share subsequent to the issuance of all warrants prior to the nine months ended September 30, 2024) as of the applicable conversion date plus (II) cash in lieu of

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
fractional shares, subject to certain anti‑dilution adjustments. At any time after October 17, 2025, if the closing price per share of common stock on the NYSE was greater than 287% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series B Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series B Preferred Stock into the relevant number of shares of common stock.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 8. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30 (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss from continuing operations, net noncontrolling interests and accrued preferred stock dividends	$(56,117)	$(578,514)	$(127,721)	$(717,946)
Loss from discontinued operations	(14,358)	(67,843)	(42,662)	(240,321)
Net loss attributable to NeueHealth, Inc. common shareholders	$(70,475)	$(646,357)	$(170,383)	$(958,267)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,282	7,977	8,205	7,945
Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(6.78)	$(72.52)	$(15.57)	$(90.36)
Discontinued operations	$(1.73)	$(8.51)	$(5.20)	$(30.25)
Net loss per share attributable to common stockholders, basic and diluted	$(8.51)	$(81.03)	$(20.77)	$(120.61)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the nine months ended September 30 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Redeemable convertible preferred stock (as converted to common stock)	5,307	4,599
Issued and outstanding common stock warrants	2,842	1,381
Stock options to purchase common stock	494	673
Restricted stock units	3,028	1,056
Total	11,671	7,709

If the liability classified share-based award, as described in Note 6. Share-Based Compensation, is settled in shares in lieu of a cash settlement additional, potentially dilutive securities, will be issued. Until the determination is made, the number of outstanding potentially dilutive securities is not determinable or estimable.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal proceedings: In the normal course of business, we could be involved in various legal proceedings such as, but not limited to, the following: lawsuits alleging negligence in care or general liability, violation of regulatory bodies’ rules and regulations, or violation of federal and/or state laws.

On January 6, 2022, a putative securities class action lawsuit was filed against us and certain of our officers and directors in the Eastern District of New York. The case is captioned Marquez v. Bright Health Group, Inc. et al., 1:22-cv-00101 (E.D.N.Y.). The lawsuit alleges, among other things, that we made materially false and misleading statements regarding our business, operations, and compliance policies, which in turn adversely affected our stock price. An amended complaint was filed on June 24, 2022, which expands on the allegations in the original complaint and alleges a putative class period of June 24, 2021 through March 1, 2022. The amended complaint also adds as defendants the underwriters of our initial public offering. The

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company served a motion to dismiss the amended complaint. On November 1, 2024, the court issued a memorandum and order and entered judgement granting the motion to dismiss in full. Plantiff’s deadline to file a notice of appeal is December 2, 2024.

Based on our assessment of the facts underlying the claims, the degree to which we intend to defend the Company in this matter, if needed, and the court’s ruling, the amount or range of reasonably possible losses, if any, cannot be estimated. We have not accrued for any potential loss as of September 30, 2024 and December 31, 2023 for these actions.

Profit sharing award: In June 2021, upon our acquisition of Centrum Medical Holdings, LLC. (“Centrum”) the noncontrolling interest holder granted profit-sharing awards to certain members of Centrum’s management team. The outstanding awards are connected to the exercise of the 2026 Put/Call Events (as defined in the Centrum Purchase Agreement) and is contingent upon the achievement of the Centrum specific EBITDA calculation for the year ending December 31, 2025 surpassing a predetermined hurdle (the “Performance Metric”). As the noncontrolling interest holder is considered to be an economic interest holder of NeueHealth, if the Performance Metric is achieved, the Company will incur compensation costs associated with the profit-sharing award that will have an offsetting impact in net income (loss) from continuing operations attributable to noncontrolling interests on our condensed consolidated statements of income (loss). As of September 30, 2024, no compensation cost has been recognized as we do not believe it is probable the Performance Metric will be achieved. This expectation is based on current performance projections; however, the actual compensation cost we will be required to recognize may vary depending on actual performance outcomes.

We will continue to monitor and assess the probability of the Performance Metric being achieved at each reporting period. Any future recognition of compensation cost will be disclosed in the financial statements as it becomes probable that the performance metric will be met.

Subsequent to September 30, 2024, in connection with the Centrum Transaction, we will pay $8.0 million to the P Unit Holders payable by October 29, 2028, bearing cash interest at a rate of 6% per annum.

Other commitments: As of September 30, 2024, we had letters of credit unrelated to the 2021 Credit Agreement of $16.5 million, as well as surety bonds of $19.7 million. On our Condensed Consolidated Balance Sheets, $33.7 million of the cash and cash equivalents and $8.8 million of the short-term investments is restricted as collateral to our undrawn letters of credit and surety bonds.

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

NeueCare: Provides care services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk. As of September 30, 2024, NeueCare provides virtual and in-person clinical care through its 74 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, our NeueCare segment serves approximately 404,000 consumers. NeueCare customers include external payors, third party administrators, affiliated providers and direct-to-government programs.

NeueSolutions: Our provider enablement business that facilitates care coordination activities through the use of population health tools including technology, data analytics, care and utilization management, and clinical solutions and care teams to support patients. As of September 30, 2024, NeueSolutions has approximately 43,000 value-based care consumers attributed to

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
its REACH ACO’s and 119,000 enablement services lives representing members attributed to NeueHealth by provider partner groups that are outside of the NeueHealth owned network.

The Company’s accounting policies for reportable segment operations are consistent with those described in Note 2, Summary of Significant Accounting Policies, in our 2023 Form 10-K. We utilize operating income (loss) before income taxes as the profitability metric for our reportable segments.

The following tables present the reportable segment financial information for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Three Months Ended September 30, 2024	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$71,334	$—	$—	$71,334
ACO REACH revenue	—	149,477	—	149,477
Service revenue	9,100	2,566	—	11,666
Investment income (loss)	465	—	(9)	456
Total unaffiliated revenue	80,899	152,043	(9)	232,933
Affiliated revenue	2,968	—	(2,968)	—
Total segment revenue	83,867	152,043	(2,977)	232,933
Operating income (loss)	16,430	(5,832)	(27,940)	(17,342)
Depreciation and amortization	2,746	—	758	3,504
Bad debt expense	—	5	(2)	3
Restructuring charges	—	—	—	—
Goodwill impairment	—	—	—	—
Intangible asset impairment	—	—	—	—

Three Months Ended September 30, 2023	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$60,371	$—	$—	$60,371
ACO REACH revenue	—	200,044	—	200,044
Service revenue	8,245	733	—	8,978
Investment income	—	—	6	6
Total unaffiliated revenue	68,616	200,777	6	269,399
Affiliated revenue	(1,482)	—	1,482	—
Total segment revenue	67,134	200,777	1,488	269,399
Operating income (loss)	(390,761)	(29,355)	(42,659)	(462,775)
Depreciation and amortization	3,160	—	957	4,117
Bad debt expense	8	22,413	—	22,421
Restructuring charges	130	—	5,151	5,281
Goodwill impairment	401,385	—	—	401,385
Intangible asset impairment	—	—	—	—

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30, 2024	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$196,805	$—	$—	$196,805
ACO REACH revenue	—	471,090	—	471,090
Service revenue	28,433	6,924	—	35,357
Investment income	486	—	281	767
Total unaffiliated revenue	225,724	478,014	281	704,019
Affiliated revenue	8,751	—	(8,751)	—
Total segment revenue	234,475	478,014	(8,470)	704,019
Operating income (loss)	20,340	(8,367)	(89,966)	(77,993)
Depreciation and amortization	9,753	—	2,291	12,044
Bad debt expense	—	16	(2)	14
Restructuring charges	—	—	181	181
Goodwill impairment	—	—	—	—
Intangible asset impairment	11,411	—	—	11,411

Nine Months Ended September 30, 2023	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$159,683	$—	$—	$159,683
ACO REACH revenue	—	676,845	—	676,845
Service revenue	29,711	1,676	—	31,387
Investment income	—	—	16	16
Total unaffiliated revenue	189,394	678,521	16	867,931
Affiliated revenue	6,487	—	(6,487)	—
Total segment revenue	195,881	678,521	(6,471)	867,931
Operating income (loss)	(373,094)	(27,868)	(130,099)	(531,061)
Bad debt expense	639	22,415	—	23,054
Depreciation and amortization	9,470	—	4,801	14,271
Restructuring charges	130	—	6,737	6,867
Goodwill impairment	401,385	—	—	401,385
Intangible asset impairment	—	—	—	—

For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. We do not include asset information by reportable segment in the reporting provided to the CODM.

NOTE 11. INCOME TAXES

Income tax was an expense of $2.8 million and a benefit of $3.4 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, income tax was an expense of $3.3 million and a benefit of $3.0 million, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the three and nine months ended September 30, 2024, the expense largely relates to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards and in combined filing states that restrict which entities within the group may use specific net operating loss carryforwards. For the three and nine months ended September 30, 2023, the benefit largely relates to the removal of the accrued amortization of originating goodwill from asset acquisitions due to goodwill impairment and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended September 30, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2024 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NOTE 12. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests in our subsidiaries whose redemption is outside of our control are classified as temporary equity. The following table provides details of our redeemable noncontrolling interest activity for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Balance at January 1	$88,908	$219,758
Earnings attributable to noncontrolling interest	4,227	1,421
Distribution to noncontrolling interest holders	(1,884)	(1,805)
Measurement adjustment	7,510	4,129
Balance at March 31	$98,761	$223,503
(Loss) earnings attributable to noncontrolling interest	(531)	3,139
Distribution to noncontrolling interest holders	4,174	(3,147)
Measurement adjustment	1,463	21,066
Balance at June 30	$103,867	$244,561
Earnings attributable to noncontrolling interest	5,062	3,211
Distribution to noncontrolling interest holders	(3,040)	(4,045)
Measurement adjustment	11,987	83,536
Balance at September 30	$117,876	$327,263

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

The tables below include the financial statement impacts of the performance guarantee at September 30, 2024 and December 31, 2023 and for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	September 30, 2024	December 31, 2023
ACO REACH performance year receivable(1)	$261,215	$115,878
ACO REACH performance year obligation	161,855	—

(1)     As of September 30, 2024, we estimate there to be in-network and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not reported of $96.9 million related to performance year 2024; this is included in medical costs payable on the Condensed Consolidated Balance Sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of ACO REACH performance year receivable(1)	$160,526	$223,363	$502,085	$648,334
Amortization of ACO REACH performance year obligation	159,967	200,024	485,566	674,724
ACO REACH revenue(2)	149,477	200,044	471,090	676,845

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1)     The amortization of the ACO REACH performance year receivable includes $115.9 million and $99.2 million related to the amortization of the prior year receivable for the nine months ended September 30, 2024 and 2023, respectively.
(2)     ACO REACH revenue is reflective of a $14.5 million reduction relating to the 2023 performance year.

For the nine months ended September 30, 2024 and 2023, respectively, there is $1.6 million and $1.2 million reported within ACO REACH revenue on the Condensed Consolidated Statements of Income (Loss), that is related to our NeueCare clinics that are participating providers within our REACH ACOs. This revenue is presented gross in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts With Customers (“ASC 606”).

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

As of September 30, 2024, the major classes of assets and liabilities of AMD are presented separately in the Condensed Consolidated Balance Sheets as follows (in thousands):

Cash and cash equivalents	$475
Accounts receivable	5,512
Prepaids and other current assets	121
Current assets of held-for-sale operations	$6,108
Medical costs payable	461
Accounts payable	216
Other current liabilities	4,299
Current liabilities of held-for-sale operations	$4,976

The results of operations for AMD’s operations are reported within the results of our continuing operations in the condensed consolidated statements of income (loss). AMD’s operations are reported within our NeueCare segment. The operations classified as held-for-sale are as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue:
Capitated revenue	$1,796	$7,526
Service revenue	2,630	8,014
Unaffiliated revenue	4,426	15,540
Affiliated revenue	380	1,403
Total revenue of held-for-sale operations	4,806	16,943
Operating expenses:
Medical costs	1,970	5,944
Operating costs	5,280	19,337
Impairment of intangible assets	—	11,411
Depreciation and amortization	—	989
Total operating expenses from held-for-sale operations	7,250	37,681
Operating loss from held-for-sale operations	$(2,444)	$(20,738)

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

While we are no longer offering plans in the Commercial marketplace as of December 31, 2022, we will continue to be involved in the states where we formerly operated in, as we support run out activities of medical claims incurred in the 2022 plan year and perform other activities necessary to wind down our operations in each state. We are substantially complete with medical claim payments as of the end of 2023, and we will continue to make remaining medical claim payments and payments towards the remaining risk adjustment obligations through 2024 and into 2025.

Our discontinued operations are also inclusive of our DocSquad business that was sold in March 2023; this is presented within the column labeled Other in the tables below.

The discontinued operations presentation has been retrospectively applied to all prior periods presented.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The financial results of discontinued operations by major line item for the periods ended September 30 were as follows (in thousands):

Three Months Ended September 30, 2024	Total
Revenue:
Premium revenue	$(2,180)
Investment income	1,480
Total revenue from discontinued operations	(700)
Operating expenses:
Medical costs	1,674
Operating costs	3,759
Restructuring charges	32
Total operating expenses from discontinued operations	5,465
Operating loss from discontinued operations	(6,165)
Interest expense	8,174
Loss from discontinued operations before income taxes	(14,339)
Income tax expense (benefit)	19
Net loss from discontinued operations	$(14,358)

Three Months Ended September 30, 2023	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$(2,237)	439,267	$—	$437,030
Investment income	19,923	39	—	19,962
Total revenue from discontinued operations	17,686	439,306	—	456,992
Operating expenses:
Medical costs	53,331	399,492	—	452,823
Operating costs	15,410	54,022	106	69,538
Restructuring charges	463	—	—	463
Total operating expenses from discontinued operations	69,204	453,514	106	522,824
Operating loss from discontinued operations	(51,518)	(14,208)	(106)	(65,832)
Interest expense	(2,011)	—	—	(2,011)
Loss from discontinued operations before income taxes	(53,529)	(14,208)	(106)	(67,843)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(53,529)	$(14,208)	$(106)	$(67,843)

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30, 2024	Total
Revenue:
Premium revenue	$(13,519)
Investment income	4,274
Total revenue from discontinued operations	(9,245)
Operating expenses:
Medical costs	(2,035)
Operating costs	12,144
Restructuring charges	128
Total operating expenses from discontinued operations	10,237
Operating loss from discontinued operations	(19,482)
Interest expense	24,247
Gain on sale of DocSquad business	(991)
Loss from discontinued operations before income taxes	(42,738)
Income tax expense (benefit)	(76)
Net loss from discontinued operations	$(42,662)

Nine Months Ended September 30, 2023	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$(16,824)	1,336,116	$—	$1,319,292
Service revenue	30	—	2,383	2,413
Investment income	61,934	477	—	62,411
Total revenue from discontinued operations	45,140	1,336,593	2,383	1,384,116
Operating expenses:
Medical costs	113,933	1,228,331	—	1,342,264
Operating costs	97,091	164,647	2,472	264,210
Restructuring charges	10,075	5	—	10,080
Depreciation and amortization	—	5,872	—	5,872
Total operating expenses from discontinued operations	221,099	1,398,855	2,472	1,622,426
Operating loss from discontinued operations	(175,959)	(62,262)	(89)	(238,310)
Interest expense	(2,011)	—	—	(2,011)
Loss from discontinued operations before income taxes	(177,970)	(62,262)	(89)	(240,321)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(177,970)	$(62,262)	$(89)	$(240,321)

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents cash flows from operating and investing activities for discontinued operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities - discontinued operations	$(76,065)	$(2,310,771)
Cash provided by investing activities - discontinued operations	199,507	1,145,441

Assets and liabilities of discontinued operations were as follows (in thousands):

September 30, 2024
Bright HealthCare - Commercial
Assets
Current assets:
Cash and cash equivalents	$116,099
Short-term investments	7,003
Accounts receivable, net of allowance	2,316
Prepaids and other current assets	2,220
Current assets of discontinued operations	127,638
Total assets of discontinued operations	$127,638
Liabilities
Current liabilities:
Medical costs payable	$13,181
Accounts payable	9,905
Risk adjustment payable	274,918
Other current liabilities	41,572
Current liabilities of discontinued operations	339,576
Total liabilities of discontinued operations	$339,576

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

California Medicare Advantage Sale: On June 30, 2023, the Company entered into a definitive agreement with Molina to sell its California Medicare Advantage business, which consisted of BND and CHP, for total purchase consideration of $600.0 million, subject to regulatory approval and other closing conditions. Subsequently, on December 13, 2023 we announced that we entered an amendment (the “Amendment”) with Molina which reduced the purchase price of our California Medicare Advantage business from $600.0 million to $500.0 million. The $500.0 million purchase price included $167.3 million of purchase price adjustments subject to contingencies and adjustments relating to TNE (in thousands):

Consolidation and Adjustment Escrow Amount (1)	$100,000
TNE deficit at closing(1)	57,326
Indemnity Escrow Amount (2)	10,000
Total consideration subject to contingencies at closing	$167,326

(1) Molina obtained regulatory approval of the consolidation of BND into CHP, however, the final Consolidation and Adjustment Escrow Amount remains subject to certain other purchase price adjustments including further potential TNE deficit deterioration, the financial amount of which is still under review between the Company and Molina.

(2) For 18 months post-closing date, the Company will indemnify Molina against and are liable to Molina for any and all losses incurred by Molina resulting from breach or inaccuracy of warranties and representations made, breach or failure to perform any covenant of the Molina Purchase Agreement, among others. As the Indemnity Escrow Amount is subject to these conditions for 18 months post close, the Company will only recognize this amount in the fair value of consideration

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
received at the point those 18 months have passed, on July 1, 2025. The amount recognized will be that equal to the $10.0 million Indemnity Escrow Amount less any agreed upon or finally adjudicated losses as of July 1, 2025.

As the conditions surrounding collection of total consideration remain subject to contingencies that are largely outside of the Company’s control, we have not recorded any contingent consideration receivable as of September 30, 2024.

At the time of the sale, our investment in the California MA business was calculated as follows (in thousands):

Total assets (1)	$647,254
Total liabilities	(323,038)
Investment in California MA Business	$324,216

(1) Total assets of the California MA business at the time of the sale are inclusive of $2.9 million unsettled intercompany receivable that was eliminated at consolidation. NeueHealth has recorded the corresponding payable within other current liabilities of our continuing operations as of September 30, 2024.

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

Restructuring charges within our discontinued operations for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee termination benefits	$32	$451	$234	$3,628
Long-lived asset impairments	—	—	—	7,429
Contract termination and other costs	—	12	(106)	(977)
Total discontinued operations restructuring charges	$32	$463	$128	$10,080

Restructuring accrual activity recorded by major type for the nine months ended September 30, 2024 was as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2024	$2,867	$22,492	$25,359
Net charges	234	(106)	128
Cash payments	(2,109)	(17,386)	(19,495)
Balance at September 30, 2024	$992	$5,000	$5,992

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employee termination benefits are recorded within Other current liabilities of discontinued operations while contract termination costs are recorded within Accounts payable of discontinued operations.

Fixed Maturity Securities: Available-for-sale securities within our discontinued operations are reported at fair value as of September 30, 2024 and December 31, 2023. Held-to-maturity securities are reported at amortized cost as of September 30, 2024 and December 31, 2023. The following is a summary of our investment securities (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$95,832	$7	$—	$95,839
Held to maturity:
U.S. government and agency obligations	6,892	—	—	6,892
Corporate obligations	111	—	—	111
Total held-to-maturity securities	7,003	—	—	7,003
Total investments	$102,835	$7	$—	$102,842

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$150,939	$—	$—	$150,939
Available for sale:
U.S. government and agency obligations	1,557	—	(100)	1,457
Corporate obligations	615	—	(11)	604
Certificates of deposit	19,653	—	—	19,653
Mortgage-backed securities	951	—	(63)	888
Total available-for-sale securities	22,776	—	(174)	22,602
Held to maturity:
U.S. government and agency obligations	6,503	1	(59)	6,445
Certificates of deposit	334	—	—	334
Total held-to-maturity securities	6,837	1	(59)	6,779
Total investments	$180,552	$1	$(233)	$180,320

We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases. At each reporting period, we evaluate securities

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
for impairment when the fair value of the investment is less than its amortized cost. We evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase.

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

As of September 30, 2024, investments and cash equivalents within our discontinued operations were comprised of $101.0 million and $1.8 million with fair value measurements of Level 1 and Level 2, respectively. As of December 31, 2023, the investments and cash equivalents within our discontinued operations were comprised of $157.8 million and $22.6 million with fair value measurements of Level 1 and Level 2, respectively. All investments and cash equivalents within our discontinued operations is classified as restricted.

Medical Costs Payable: The table below details the components making up the medical costs payable within current liabilities of discontinued operations (in thousands):

	Bright HealthCare - Commercial
	September 30, 2024	December 31, 2023
Claims unpaid	$9,569	$14,500
Claims adjustment expense liability	227	2,382
Incurred but not reported (IBNR)	3,385	14,999
Total medical costs payable of discontinued operations	$13,181	$31,881

Risk Adjustment: In September 2023, our insurance subsidiaries in Colorado, Florida, Illinois and Texas entered into repayment agreements with CMS with respect to the unpaid amount of their risk adjustment obligations for an aggregate amount of $380.2 million (the "Repayment Agreements"). The amount owed under the Repayment Agreements is due March 15, 2025 and bears interest at a rate of 11.5% per annum. Additionally, in May 2024, CMS communicated the results of its “Summary Report of 2022 Benefit Year Risk Adjustment Validation (HHS-RADV) Adjustments to Risk Adjustment State Transfers” which indicated the Company had an additional risk adjustment obligation of $10.6 million, which was paid in September 2024. The remaining amount due relating to the risk adjustment Repayment Agreements, our risk adjustment payable liability was $274.9 million and $291.1 million as of September 30, 2024 and December 31, 2023, respectively.

Restricted Capital and Surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. For the period ended September 30, 2024, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 17. SUBSEQUENT EVENTS

Subsequent to September 30, 2024, we borrowed an additional $10.0 million under the 2023 Credit Agreement and issued a total of 371,188 warrants under the 2024 NEA Warrantholders Agreement.

Subsequent to September 30, 2024, on October 29, 2024, we completed the Centrum Transaction, in which, we purchased RRD’s equity in Centrum for total consideration of $101.8 million, comprised of $30.0 million in cash, a credit of $7.8 million in previous distributions to RRD as the noncontrolling interest holder and the Centrum Promissory Note with a principal of $64.0 million due on October 29, 2028 bearing a cash interest rate of 6% per annum.

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

NeueCare. Our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across the ACA Marketplace, Medicare, and Medicaid. NeueCare aims to significantly reduce the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of September 30, 2024, NeueCare delivers high-quality in-person and virtual clinical care through its 74 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, NeueCare maintained approximately 404,000 consumers, inclusive of 347,000 value-based consumers and 57,000 fee-for-service consumers.

NeueSolutions. Our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements. As of September 30, 2024, NeueSolutions had approximately 43,000 value-based care consumers attributed to its REACH ACOs and 119,000 enablement services lives.

Bright HealthCare - Commercial. Included in our discontinued operations, our Commercial healthcare financing and distribution business focused on commercial plans. In October 2022, we announced that we would no longer offer commercial health plans effective at the end of 2022.

Business Update

NeueHealth delivered its strongest financial performance to date in the third quarter, driving Adjusted EBITDA profitability for the third consecutive quarter. Both our NeueCare and NeueSolutions business segments continued delivering value for consumers, providers, and payors across the healthcare industry driving our Adjusted EBITDA profitability in the Third Quarter. Looking ahead, we believe our strong performance through the third quarter provides a solid foundation to continue to advance our value-driven, consumer-centric care model, positioning NeueHealth for continued success and growth in 2025.

Growth areas we are focusing on in the future include continuing to diversify and grow our consumer base across all product categories, including the ACA Marketplace, Medicare, and Medicaid, driving capital-efficient growth in existing and new markets by leveraging the strong relationships we have formed with our payor partners, and growing our relationships with a diverse set of providers, no matter where they are on their path to participating in performance-based arrangements.

On October 30, we announced that we acquired full ownership of Centrum Health, one of our value-driven clinic brands. This simplifies our corporate structure, streamlining operations to support our ongoing focus on advancing our value-driven, consumer-centric care model. We are pleased to announce this transaction as it further supports our belief in our Centrum Health clinics and their ability to create a more coordinated, seamless healthcare experience for all consumers.

Overall, we believe we are well-positioned to finish 2024 on a strong note, and we are focused on continuing the positive momentum we have generated through the end of the year and beyond. We believe we have established a solid foundation to continue to advance our model, grow the consumers we serve, and deepen our relationships with payor and provider partners as we make high-quality healthcare accessible and affordable for all.

Key Metrics and Non-GAAP Financial Measures

In addition to our GAAP financial information, we use several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table includes two key metrics used to measure our performance: approximate consumers and patients served as of September 30, 2024 and 2023.

	As of September 30,
	2024	2023
Value-Based Consumers served	390,000	355,000
Enablement Services Lives	119,000	31,000

Value-Based Care Consumers

Value-based care consumers are consumers attributed to providers contracted under various value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our NeueHealth owned or affiliated medical groups. We believe growth in the number of value-based care consumers is a key indicator of the performance of our NeueHealth business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth and effective medical management practices. We saw a year over year increase in value-based care consumers of approximately 35,000 consumers; driven by an increase of 55,000 value-based care consumers through our third-party payor relationships, partially offset by a decline of approximately 20,000 ACO REACH lives. Our focus is to continue to grow the number of value-based care consumers through third-party payor relationships.

Enablement Services Lives

Enablement services lives are members attributed to NeueHealth by provider partner groups that are outside of the NeueHealth owned network. We bring the people, process, and technology platforms necessary to manage the administrative support for these value-based and risk arrangement members, on behalf of our provider partners. As a result of the value we drive, we ended the quarter with approximately 119,000 enablement services lives under contract within those organizations.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Loss from continuing operations before income taxes	$(23,214)	$(482,690)	(56,309)	(567,933)
Adjusted EBITDA(1)	$9,396	$3,431	$17,015	$5,911

(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as Net Loss excluding loss from discontinued operations, interest expense, income taxes, depreciation and amortization, transaction costs, share-based and other long-term compensation expense, gains on troubled debt restructuring, changes in the fair value of equity securities and derivatives, restructuring and contract termination costs, held-

for-sale operations, losses related to the bankruptcy of contractual counterparties, impairment of goodwill and long-lived assets, and the tax effect of all such items. Adjusted EBITDA has been presented in this Quarterly Report on Form 10-Q as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net loss	$(40,365)	$(547,148)	$(102,240)	$(805,236)
Loss from Discontinued Operations	14,358	67,843	42,662	240,321
EBITDA adjustments from continuing operations
Interest expense	5,413	10,041	12,453	26,998
Income tax (benefit) expense	2,793	(3,385)	3,269	(3,018)
Depreciation and amortization (h)	3,504	3,621	11,055	12,783
Transaction costs (a)	1,213	8,941	3,178	18,889
Share-based and other long-term incentive compensation expense (b)	16,387	16,515	56,250	65,611
Gain on troubled debt restructuring (c)	—	—	(30,311)	—
Change in fair value of warrant liability (d)	459	9,874	(3,826)	9,874
Restructuring and contract termination costs (e)	—	5,281	181	6,867
Held-for-sale operations (f)	2,444	2,722	20,738	3,696
ACO REACH care partner bankruptcy (g)	3,190	27,741	3,475	27,741
Impairment of goodwill and long-lived assets (h)	—	401,385	131	401,385
EBITDA adjustments from continuing operations	$35,403	$482,736	$76,593	$570,826
Adjusted EBITDA	$9,396	$3,431	$17,015	$5,911

(a)Transaction costs include accounting, tax, valuation, consulting, legal and investment banking fees directly relating to financing initiatives and acquisitions or dispositions. These costs can vary from period to period and impact comparability, and we do not believe such transaction costs reflect the ongoing performance of our business.
(b)Represents non-cash compensation expense related to stock option and restricted stock unit award grants, which can vary from period to period based on several factors, including the timing, quantity and grant date fair value of the awards. Also includes estimated compensation expense that the Company has the option to pay in cash or shares of $3.0 million and $5.4 million for the three and nine months ended September 30, 2024, respectively, which is a 2024-only deviation from the long-term incentive award plan.
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
(f)Beginning in the second quarter of 2024, Adjusted EBITDA excludes the impact of our operations classified as held-for-sale. For the three and nine months ended September 30, 2024, no intangible asset impairment expense and $11.4 million of intangible asset impairment expense was incurred, respectively, as a result of classifying operations as held-for-sale. The comparable periods in 2023 have been recast to exclude these impacts.
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

Results of Operations

The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three and nine months ended September 30, 2024 and 2023.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Income (loss) and operating data:	2024	2023	2024	2023
Revenue:
Capitated revenue	$71,334	$60,371	$196,805	$159,683
ACO REACH revenue	149,477	200,044	471,090	676,845
Service revenue	11,666	8,978	35,357	31,387
Investment income	456	6	767	16
Total revenue	232,933	269,399	704,019	867,931
Operating expenses:
Medical costs	182,693	226,438	557,248	731,718
Operating costs	64,075	72,532	201,114	221,697
Bad debt expense	3	22,421	14	23,054
Restructuring charges	—	5,281	181	6,867
Intangible assets impairment	—	—	11,411	—
Goodwill impairment	—	401,385	—	401,385
Depreciation and amortization	3,504	4,117	12,044	14,271
Total operating expenses	250,275	732,174	782,012	1,398,992
Operating loss	(17,342)	(462,775)	(77,993)	(531,061)
Interest expense	5,413	10,041	12,453	26,998
Warrant expense (income)	459	9,874	(3,826)	9,874
Gain on troubled debt restructuring	—	—	(30,311)	—
Loss from continuing operations before income taxes	(23,214)	(482,690)	(56,309)	(567,933)
Income tax expense (benefit)	2,793	(3,385)	3,269	(3,018)
Net loss from continuing operations	(26,007)	(479,305)	(59,578)	(564,915)
Loss from discontinued operations, net of tax (including loss on disposal of $991)	(14,358)	(67,843)	(42,662)	(240,321)
Net Loss	(40,365)	(547,148)	(102,240)	(805,236)
Net income from continuing operations attributable to noncontrolling interests	(17,049)	(86,747)	(29,718)	(116,502)
Series A preferred stock dividend accrued	(10,667)	(10,178)	(31,383)	(29,834)
Series B preferred stock dividend accrued	(2,394)	(2,284)	(7,042)	(6,695)
Net loss attributable to NeueHealth, Inc. common shareholders	$(70,475)	$(646,357)	$(170,383)	$(958,267)
Adjusted EBITDA	$9,396	$3,431	$17,015	$5,911
Operating Cost Ratio (1)	27.5%	26.9%	28.6%	25.5%

(1)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues decreased by $36.5 million, or 13.5%, for the three months ended September 30, 2024 and $163.9 million or 18.9% for the nine months ended September 30, 2024 as compared to the same periods in 2023. These decreases were primarily driven by a decrease of approximately 20,000 beneficiaries aligned to our REACH ACOs resulting in decreased ACO REACH revenue of $50.6 million and $205.8 million for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, respectively. These decreases were offset by increases in our capitated revenue of $11.0 million and $37.1 million for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The increase in capitated revenue is a result of increased membership through our third-party payor contracts as compared to the three and nine months ended September 30, 2023.

Medical costs decreased by $43.7 million, or 19.3%, for the three months ended September 30, 2024 as compared to the same period in 2023. Medical costs decreased by $174.5 million or 23.8%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in medical costs was primarily driven by a decrease in beneficiaries aligned to our REACH ACOs.

Operating costs decreased by $8.5 million, or 11.7%, for the three months ended September 30, 2024 as compared to the same period in 2023. Operating costs decreased by $20.6 million, or 9.3%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in operating costs was primarily due to a decrease in professional fees incurred in the 2024 periods as compared to the 2023 periods; specifically, in 2023 we incurred transaction costs as we worked towards the sale of the California Medicare Advantage business while in 2024 there was no equivalent activity.

Our operating cost ratio of 27.5% and 28.6% for the three and nine months ended September 30, 2024, increased 60 and 310 basis points, respectively, compared to the same periods in 2023. The increase is driven by the decrease in revenue due to a decline in our ACO REACH aligned beneficiaries outweighing the decreases in our operating costs that have continued to decrease as part of our restructuring efforts.

For the nine months ended September 30, 2024 we recognized $11.4 million in impairments of intangible assets as a result of classifying AMD as held-for-sale. In our held-for-sale analysis we concluded the carrying value of the AMD disposal group exceeded its estimated fair value set equivalent to an expected sale price; as such we fully impaired all long-lived assets. We recognized no impairments of intangible assets for the three months ended September 30, 2024. There was no equivalent activity for the three and nine months ended September 30, 2023.

Depreciation and amortization decreased by $0.6 million and $2.2 million for the three and nine months ended September 30, 2024 as compared to the same period in 2023, respectively. The decrease is primarily driven by a corresponding decrease in property and equipment assets as well as intangible assets.

Interest expense decreased $4.6 million and $14.5 million for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, respectively. The decrease is primarily due to the payoff of the 2021 Credit Agreement in January 2024.

We recognized warrant expense of $0.5 million and warrant income of $3.8 million for the three and nine months ended September 30, 2024 as compared to a warrant expense of $9.9 million for the three and nine months ended September 30, 2023. This is a result of the 2023 Warrantholders Agreement executed in conjunction with the 2023 Credit Agreement. In the third quarter of 2023 we recognized the expense for the warrants available to be issued under the 2023 Warrantholders Agreement executed in conjunction with the 2023 Credit Agreement. In 2024, we continued to fair value the warrants available to be issued under the 2023 Warrantholders Agreement as well as the warrantholders agreements executed in conjunction with the Commitment Increase of the Amended 2023 Credit Agreement and the Hercules Credit Agreement in the second quarter of 2024.

Income tax was an expense of $2.8 million and a benefit of $3.4 million for the three months ended September 30, 2024 and 2023, respectively. Income tax was an expense of $3.3 million and a benefit of $3.0 million for the nine months ended September 30, 2024 and 2023, respectively. The impact from income taxes varies from the federal statutory rate of 21% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For the nine months ended September 30, 2024, the expense largely relates to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards and in combined filing states that restrict which entities within the group may use specific net operating loss carryforwards.

Loss from discontinued operations decreased by $53.5 million and $197.7 million for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The decrease is primarily driven by the sale of the California Medicare Advantage business that occurred in January 2024, significantly decreasing our total discontinued operations. Additionally, the decrease is attributable to being more than a year into the runout of our Commercial business as of September 30, 2024 compared to only nine months into runout as of September 30, 2023.

NeueCare
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of income (loss) and operating data:	2024	2023	2024	2023

Revenue:
Capitated revenue	$71,334	$60,371	$196,805	$159,683
Service revenue	9,100	8,245	28,433	29,711
Investment income	465	—	486	—
Total unaffiliated revenue	$80,899	$68,616	$225,724	$189,394
Affiliated revenue	2,968	(1,482)	8,751	6,487
Total segment revenue	$83,867	$67,134	$234,475	$195,881
Operating expenses
Medical costs	$31,820	$20,883	$92,835	$64,325
Operating costs	32,871	32,329	100,136	93,026
Bad debt expense	—	8	—	639
Restructuring charges	—	130	—	130
Intangible assets impairment	—	—	11,411	—
Goodwill impairment	—	401,385	—	401,385
Depreciation and amortization	2,746	3,160	9,753	9,470
Total operating expenses	67,437	457,895	214,135	568,975
Operating income (loss)	$16,430	$(390,761)	$20,340	$(373,094)

NeueCare’s capitated revenue increased by $11.0 million or 18.2% for the three months ended September 30, 2024 as compared to the same period in 2023. NeueCare’s capitated revenue increased by $37.1 million, or 23.2%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was a result of increased membership through our third-party payor contracts as compared to the three and nine months ended September 30, 2023.

NeueCare’s service revenue increased $0.9 million for the three months ended September 30, 2024 as compared to the same period in 2023. The increase in NeueCare’s service revenue for the three months ended September 30, 2024 was primarily driven by an increase in fee-for-service contracts in the current period for our Centrum subsidiary where these contracts were negligible for Centrum in 2023. NeueCare’s service revenue decreased $1.3 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in NeueCare’s service revenue for the nine months ended September 30, 2024 was primarily driven by a change in our estimated implicit price concessions for our fee-for-service contracts to reflect more current collection trends.

NeueCare’s investment income increased by $0.5 million for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The investment income in the current year is attributable to a financial guarantee with a third-party payor invested in a certificate of deposit; there were no equivalent investments in the same periods in 2023.

Affiliated revenue increased by $4.5 million and $2.3 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 due to fluctuations in ACO surplus at our owned providers.

NeueCare’s medical costs increased by $10.9 million for the three months ended September 30, 2024 as compared to the same period in 2023. NeueCare’s medical costs increased by $28.5 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase is primarily a result of increases in our value-based care lives through third-party payor contracts including increases of $2.6 million and $7.8 million in provider capitation paid to our affiliate partners for the three and nine months ended September 30, 2024, respectively.

Operating costs for the NeueCare segment increased $0.5 million and $7.1 million for the three and nine months ended September 30, 2024, respectively, as compared to the same period in 2023. The increase is primarily driven by higher payroll expense to support the increase in value-based care lives attributed to third-party payor contracts.

For the nine months ended September 30, 2024 we recognized $11.4 million in impairments of intangible assets as a result of classifying AMD as held-for-sale. In our held-for-sale analysis we concluded the carrying value of the AMD disposal group exceeded its estimated fair value set equivalent to an expected sale price; as such we fully impaired all long-lived assets. We recognized no impairments of intangible assets for the three months ended September 30, 2024. There was no equivalent activity for the three and nine months ended September 30, 2023.

NeueCare’s depreciation and amortization remained relatively flat for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The $0.4 million decrease over the three-month period is a result of a decrease in intangible asset amortization expense recognized in the third quarter of 2024 due to the AMD intangibles impairment in the second quarter of 2024. The $0.3 million increase for the nine-month period is primarily due to the decrease in the estimated useful lives for certain fixed assets at our clinic locations. NeueCare’s operating income is inclusive of AMD’s net loss of $2.4 million and $20.7 million for the three and nine months ended September 30, 2024, respectively.

NeueSolutions
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of income (loss) and operating data:	2024	2023	2024	2023
Revenue:
ACO REACH revenue	$149,477	$200,044	$471,090	$676,845
Service revenue	2,566	733	6,924	1,676
Total segment revenue	152,043	200,777	478,014	678,521
Operating expenses
Medical Costs	153,840	204,017	473,163	673,891
Operating Costs	4,030	3,702	13,202	10,083
Bad debt expense	5	22,413	16	22,415
Total operating expenses	157,875	230,132	486,381	706,389
Operating income (loss)	$(5,832)	$(29,355)	$(8,367)	$(27,868)

NeueSolutions’s ACO REACH revenue decreased $50.6 million, or 25.3% for the three months ended September 30, 2024 compared to the same period in 2023. NeueSolutions’s ACO REACH revenue decreased $205.8 million or 30.4% for the nine months ended September 30, 2024 compared to the same period in 2023. This decrease is attributable to a decrease of approximately 20,000 beneficiaries aligned to our REACH ACOs as of September 30, 2024 compared to the same period in 2023. See Note 13, ACO REACH, for additional information regarding our remaining performance obligation based on the most recent benchmark data.

NeueSolutions’s service revenue increased $1.8 million and $5.2 million for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The increase in service revenue was driven by revenue from our enablement services contracts.

NeueSolutions’s medical costs decreased by $50.2 million and $200.7 million for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. This decrease is attributable to a decrease of approximately 20,000 beneficiaries aligned to our REACH ACOs as of September 30, 2024 compared to the same period in 2023.

NeueSolutions’s operating costs increased by $0.3 million and $3.1 million for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. These increases were driven by the additional compensation and technology expenses supporting the growing business and increased membership.

NeueSolutions’s bad debt expense decreased by $22.4 million for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The decrease in bad debt expense was primarily driven by one of our ACO REACH care partners filing for bankruptcy in the third quarter of 2023 and a full allowance being established on the corresponding receivables with no equivalent activity in the same periods of 2024.
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

Our expected primary short-term uses of cash include the purchase of the remaining equity interest of Centrum Medical Holdings, LLC (“Centrum”), risk adjustment payable principal and interest and ongoing run out disbursements for medical claims and provider settlements related to our regulated insurance entities, the ACO REACH performance year obligation, and other general and administrative costs. Our long-term cash requirements primarily include operating lease obligations, redeemable noncontrolling interest and ongoing general and administrative expenses.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company, pending regulatory approval, or through reimbursements related to administrative services agreements with the parent company. The Company declared $28.2 million of dividends from the regulated insurance entities to the parent company during the nine months ended September 30, 2024 and no dividends from the regulated insurance entities to the parent company for the nine months ended September 30, 2023.

The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to satisfy regulatory requirements. As of September 30, 2024, we were out of compliance with the minimum levels for certain of our regulated insurance legal entities within our Bright HealthCare-Commercial segment.

Indebtedness

In March 2021, we entered into a $350.0 million revolving credit agreement with JPMorgan Chase Bank, N.A. (the “Agent”) and a syndicate of banks (the “2021 Credit Agreement”), which was set to mature on February 28, 2024. On January 2, 2024, the Termination (as defined below) occurred and, as of that date we had no outstanding borrowings on the Credit Agreement.

On December 27, 2023, we entered into an agreement regarding our 2021 Credit Agreement with the Agent providing that upon closing of the sale of our California Medicare Advantage business, and payments of $274.6 million to the Agent and $24.1 million to the issuers of letters of credit outstanding under the 2021 Credit Agreement, all liabilities of the Company under the 2021 Credit Agreement would be terminated (other than those under the outstanding letters of credit that remained outstanding thereafter) (collectively, the “Termination”). These amounts were paid on January 2, 2024, and on that date the Termination occurred, and we had no outstanding borrowings under the 2021 Credit Agreement.

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

On April 8, 2024, the Company and NEA, New Enterprise Associates 17, L.P., New Enterprise Associates 16, L.P. and New Enterprise Associates 15, L.P. (collectively, the “NEA Lenders”) entered into Incremental Amendment No. 2 (“Incremental Amendment No. 2”) to the 2023 Credit Agreement to provide for a term loan commitment increase in an aggregate principal amount of up to $30.0 million by the NEA Lenders under the 2023 Credit Agreement. Loans under Incremental Amendment No. 2 of the 2023 Credit Agreement have the same terms as loans under the original term loan commitments provided by NEA.

On June 21, 2024, in conjunction with closing on the Hercules Credit Agreement (as defined below), the Company entered into an amendment (“Amendment No. 3”) to the 2023 Credit Agreement (as amended to date, the “Amended 2023 Credit Agreement”) to modify the maturity date of the 2023 Credit Agreement to be August 31, 2028, 91 days subsequent to the maturity of the Hercules Credit Agreement.

As of September 30, 2024, we had $86.4 million of long-term borrowings under the Amended 2023 Credit Agreement. Subsequent to September 30, 2024, we borrowed an additional $10.0 million under the Amended 2023 Credit Agreement (as defined; as of the date of this report there are no available borrowings under the Amended 2023 Credit Agreement.

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

The 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement contain a Dilutive Issuance provision providing for additional warrants to be issued in the event of issuance of warrants with a market price lower than that of August 29, 2023, in the case of the 2023 Warrantholders Agreement, and April 30, 2024, in the case of the 2024 NEA Warrantholders

Agreement. For the three and nine months ended September 30, 2024 an additional 41,158 warrants were issued under the 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement resulting from the issuance of 225,000 warrants under the Hercules Warrantholders Agreements on June 21, 2024. Subsequent to September 30, 2024, an additional 371,188 warrants were issued under the 2024 NEA Warrantholders Agreement; as of the date of this report no warrants are available to be issued under the 2024 NEA Warrantholders Agreement.

As of September 30, 2024, we had letters of credit unrelated to the 2021 Credit Agreement of $16.5 million, as well as surety bonds of $19.7 million. On our Condensed Consolidated Balance Sheets, $33.7 million of the cash and cash equivalents and $8.8 million of short-term investments are restricted as collateral to our undrawn letters of credit and surety bonds.

Subsequent to September 30, 2024, on October 29, 2024, we entered into a Unit Purchase Agreement among our wholly owned subsidiary Medical Practice Holding Company, LLC, RRD Healthcare, LLC (“RRD”), the Company, Centrum and the other parties named therein, pursuant to which, we issued a secured promissory note with a principal of $64.0 million (“Centrum Promissory Note”). The Centrum Promissory Note is due on October 29, 2028 and bears a cash interest rate of 6% per annum, payable monthly.

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

Cash and Investments

As of September 30, 2024, we had $226.4 million in cash and cash equivalents and $15.8 million in short-term investments across our continuing and discontinued operations. As of September 30, 2024, we had no long-term investments across our continuing and discontinued operations.

As of September 30, 2024, we had non-regulated cash and cash equivalents of $110.3 million. As of September 30, 2024, we had $8.8 million non-regulated short-term and no non-regulated long-term investments. Of the $110.3 million non-regulated cash and cash equivalents, $33.7 million is restricted as collateral to our letters of credit and surety bonds. The entirety of the $8.8 million non-regulated short-term investments is restricted as collateral to our financial guarantees.

As of September 30, 2024, we had regulated insurance entity cash and cash equivalents of $116.1 million and short-term investments of $7.0 million. As of September 30, 2024, we had no regulated insurance entity long-term investments.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Net cash used in operating activities	$(98,823)	$(2,395,319)
Net cash provided by investing activities	189,230	1,145,441
Net cash (used in)/provided by financing activities	(239,274)	41,005
Net decrease in cash and cash equivalents	$(148,867)	$(1,208,873)
Cash and cash equivalents at beginning of period	$375,280	$1,932,290
Cash and cash equivalents at end of period	$226,413	$723,417

Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities decreased by $2.3 billion compared to the nine-month period ended September 30, 2023, primarily a result of being further into the run out of our Commercial operations at September 30, 2024 compared to September 30, 2023. More specifically, in the third quarter of 2023, we settled a substantial portion of our risk adjustment payable related to our BHC-Commercial business while we continued to make payments towards our CMS Repayment Agreement; they are presently in a much lesser value than the payment that occurred in 2023.

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities decreased by $956.2 million compared to the nine-month period ended September 30, 2023. During the nine-month period ended September 30, 2023 we sold a significant majority of our investment holdings to cover remaining liabilities of our run out operations for the Commercial business including our risk adjustment payable. During the nine months ended September 30, 2024, we did not have equivalent investment activity as the majority of our investment portfolio was liquidated in 2023. The cash provided by investing activities during the nine months ended September 30, 2024 is primarily attributable to the net proceeds received for the sale of our California Medicare Advantage business that closed effective January 1, 2024; there was not equivalent activity during the prior year. The liquidated investment portfolios in 2023 were more substantial than the net proceeds received for the sale of our California Medicare Advantage business in 2024.

Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities increased by $280.3 million compared to the nine months ended September 30, 2023. This fluctuation is a result of the payoff of our short-term debt using a portion of the proceeds from the sale of our California Medicare Advantage business during the nine months ended September 30, 2024. Additionally, during the nine months ended September 30, 2024, we had net proceeds from long term borrowings of $42.1 million. During the nine months ended September 30, 2023, we had net proceeds from borrowings on the 2023 Credit Agreement of $50.0 million; there were no equivalent debt payoff activities during this period.

Critical Accounting Policies and Estimates

As of September 30, 2024, there had been no material changes to the critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements as described in the 2023 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

For the quarter ended September 30, 2024, the Company continues to take action to support its ongoing efforts to remediate the material weakness. This includes working with control owners to refine control procedures to improve the design, consistency, timeliness and sufficiency of documentation supporting the performance and review of controls and/or significant or material transactions.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2024, filed with the SEC on November 7, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”)

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

NEUEHEALTH, INC.

Dated: November 7, 2024	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Matushak
	Name:	Jay Matushak
	Title:	Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)