Form 10-K
period 2024-12-31
NeueHealth, Inc.
filed 2025-03-21
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of $5.44 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $22,018,509. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
As of March 14, 2025, the registrant had 8,654,758 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this Annual Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will,” “ensure” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to continue as a going concern; expectations and outcomes related to the NEA Merger Agreement (as defined below); our ability to comply with the terms of our credit facilities or any credit facility into which we enter in the future; our ability to receive the remaining proceeds from the sale of our Medicare Advantage (“MA”) business in California in a timely manner; our ability to obtain any short or long-term debt or equity financing needed to operate our business; our ability to quickly and efficiently complete the wind down of our remaining Individual and Family Plan (“IFP”) businesses and MA businesses, including by satisfying liabilities of those businesses when due and payable; potential disruptions to our business due to corporate restructuring and any resulting headcount reduction; our ability to accurately estimate and effectively manage the costs relating to changes in our business offerings and models; a delay or inability to withdraw regulated capital from our subsidiaries; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our Care Partners’ abilities to obtain and accurately assess, code, and report risk adjustment factor scores; our ability to contract with care providers and arrange for the provision of quality care; our ability to obtain claims information timely and accurately; the impact of any pandemic or epidemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; the impact of changes to federal funding for government healthcare programs; our ability to manage any growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions, integrate acquired businesses and divest businesses as needed; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; the outcome of threatened or pending litigation and risks of future legal disputes; the impacts resulting from new (or change to existing) laws, regulations and executive actions; our ability to mitigate risks associated with our Accountable Care Organizations (“ACO”) Realizing Equity, Access, and Community Health (“REACH”) businesses, including any unanticipated market or legislative or regulatory developments; and the other factors set forth under the heading Item 1A – “Risk Factors” in this Annual Report.

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

Risks Related to Our Business
•We may require additional capital, which, if not available to us, may impact our ability to continue as a going concern.
•Management action plans in place may not fully alleviate doubt about our ability to continue as a going concern.
•Our business model may not be adopted or will be slow to be adopted by the healthcare industry.
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
•Our consumers are concentrated in certain geographic areas and amongst certain populations.
•Our current business model and associated corporate restructuring could disrupt our business.
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

Risks Related to the NEA Merger
•The transaction is subject to the receipt of certain required clearances or approvals from governmental entities that could delay the completion of the NEA Merger.
•Failure to complete the NEA Merger could negatively impact our stock price and our future business and financial results.
•Legal proceedings in connection with the NEA Merger, the outcomes of which are uncertain, could delay or prevent the completion of the NEA Merger.

Risks Related to our Intellectual Property, Information Technology, and Data Privacy
•Protecting our intellectual property rights may be expensive and demand management’s attention.
•Claims that allege we violated intellectual property rights may be costly to defend and limit our ability to operate.
•We may not be able to maintain the accuracy, integrity or availability of our data.
•Our enterprise resource planning system may prove ineffective.
•The technology systems and platforms we utilize may not operate properly or as we expect them to operate.
•Security incidents or breaches, loss of data and other disruptions could compromise sensitive or legally protected information.
•Failure of third-party service providers to meet contractual obligations to us or their or our failure to comply with applicable laws or regulations may adversely affect our business.

Risks Related to our Indebtedness
•Our ability to incur a substantial level of indebtedness may reduce our financial flexibility.
•Our current credit agreements contain, and any agreements governing future debt issuances may contain, restrictions on our ability to operate our business and to pursue our business strategies.

Risks Related to Legal Proceedings and Governmental Regulations

•Modifications or changes to the U.S. health insurance markets, the ACA Marketplace, Medicare and Medicaid could adversely affect our business.
•Our contracts with third-party MA plans and reimbursement from fee-for-service Medicare are subject to changes to the Medicare program, including changes related to funding for Medicare and changes that impact the staff that administer the Medicare program.
•If we fail to comply with certain healthcare laws, we could face substantial penalties.
•Our use and disclosure of PII and PHI is subject to federal and state privacy and security laws and regulations.
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

Risks Related to our Financial Statements
•We have previously identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future, or otherwise fail to maintain an effective system of internal controls.
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

NeueHealth consists of two reportable segments:

• NeueCare — Our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“ACA”) Marketplace, Medicare, and Medicaid.

• NeueSolutions — Our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements.

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

We are focused on delivering value-driven, consumer-centric healthcare through our owned and affiliated clinics as well as enabling independent providers and medical groups to thrive in performance-based arrangements through deep financial alignment, customized population health tools, and strong partnerships with leading health plans and government programs.

As previously announced, on December 23, 2024, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or modified from time to time, the “NEA Merger Agreement”) with NH Holdings 2025, Inc., a Delaware corporation (“Parent”), and NH Holdings Acquisition 2025, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “NEA Merger”), with the Company surviving the NEA Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are indirectly controlled by private investment funds affiliated with New Enterprise Associates, Inc. (“NEA”).

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

•Data and Technology Alignment — Our clinical and financial alignment with our provider and payor partners is designed to incentivize maximum platform interoperability, data transparency and data sharing, affording everyone a more holistic view of the consumers we serve. Our data-driven clinical tools support care teams by streamlining patient information, simplifying administrative processes, and presenting actionable insights to support informed decisions.

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

As of December 31, 2024, NeueCare operated 66 risk-bearing clinics, under the Centrum Health and Premier Medical Associates brand names, delivering payor-agnostic care to approximately 318,000 value-based care consumers across the ACA Marketplace, Medicare, and Medicaid. NeueCare engages in local, personalized care delivery through its integrated care model:

•Integrated Care Delivery — We align the interests of providers, payors, and consumers to create a better healthcare experience for all. Our integrated system of care includes embedded pharmacy, laboratory, radiology, and population health focused specialty services. We take a consumer-centric approach to care, engaging each individual and offering expansive preventive care services to proactively meet the needs of each consumer, reduce hospitalizations and other unnecessary utilization of the healthcare system. Our clinics leverage NeueHealth’s data and technology capabilities as well as NeueSolutions’ provider enablement tools to ensure comprehensive care for our at-risk patients, including chronic care management, transitions of care and referral management. NeueCare is tightly aligned with our third-party payor partners, increasing access to high-performing, clinically integrated networks and driving differentiated performance by delivering higher quality care at lower cost.

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

NeueCare Customer Segments

NeueCare serves customers through its value-driven, consumer-centric care model, including:

•External Payors — NeueCare owned and affiliated clinics contract with various third-party payors primarily through value-based arrangements.

•Health Consumers — NeueCare provides high-quality, affordable healthcare to health consumers across the ACA Marketplace, Medicare, and Medicaid.

NeueSolutions

NeueSolutions enables providers and medical groups to succeed in performance-based arrangements. NeueSolutions also participates in the Centers for Medicaid and Medicare Innovation’s (“CMMI”) ACO REACH program, providing high-quality healthcare access to Medicare beneficiaries.

As of December 31, 2024, NeueSolutions served approximately 42,000 value-based care consumers. NeueSolutions takes a comprehensive approach to provider enablement:

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

NeueSolutions Customer Segments

NeueSolutions serves a diverse set of customers across the healthcare ecosystem, including:

•NeueCare and Affiliated Providers (e.g., Integrated Delivery Networks (“IDNs”), Independent Physician Associations (“IPAs”), Medical Groups) — NeueSolutions supports these care providers with a suite of services including technology, payor contracting, risk management, and administrative support to accelerate the transition to value-based care.

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

•Participate in Emerging Direct-to-Government Programs. We were one of the first participants in these innovative new programs and in 2024, approximately 42,000 of our value-based consumers are attributable to our ACO REACH business.

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

Our principal competitors vary considerably in type and identity by each market. We compete with other provider enablement companies, as well as medical groups in the markets in which we operate clinics. Our competitors include managed service organizations (“MSOs”), IPAs, and other organizational providers of primary care services, such as Agilon Health, Inc. (“Agilon Health”), Privia Health (“Privia”), ChenMed LLC (“ChenMed”), 1Life Healthcare, Inc. (“One Medical”), OptumHealth of UnitedHealth Group Incorporated (“OptumHealth”), and Village Practice Management Company, LLC (“VillageMD”). We also compete with other participants in the Medicare Shared Savings Program and other programs designed to bring value-based care to fee-for-service Medicare beneficiaries.

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

GOVERNMENT REGULATION

The provision of healthcare services is a heavily regulated industry. Our business is governed by comprehensive federal, state, and local laws and regulations, including those relating to the healthcare industry, state and federal privacy and data security laws, and laws regarding the direct provision of healthcare and related services to consumers. Our business is subject to various standards relating to, among other things, the provision of healthcare services and licensing requirements, pharmacy care services, and durable medical equipment. In some cases, we are required to apply for, comply with, and maintain various licenses and approvals and we are subject to audits of our operational compliance with the respective laws and regulations. The laws and regulations applicable to our business continue to change and evolve over time. Current proposals and directives to change or modify the implementation of such laws and regulations, whether legislative, regulatory, or in the form of executive orders or other executive actions, create areas of uncertainty and, if such proposals are enacted or actions are implemented, may have the potential for material adverse impacts on our business.

HIPAA and Privacy and Security Laws

We are subject to federal and state laws and regulations that protect the use and disclosure of patient and other personal, sensitive or regulated data. These include the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act, each as amended, and the regulations that implement these laws (collectively “HIPAA”), which created privacy and security standards that limit the use and disclosure of protected health information (“PHI”). HIPAA governs the use and disclosure of PHI and requires covered entities, which include healthcare providers who transmit health information electronically in connection with certain transactions, and their business associates to implement and maintain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information. In addition, HIPAA imposed obligations on covered entities and business associates with respect to the use and disclosure of PHI, including requirements for written agreements known as business associate agreements and breach notification requirements.

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

States have adopted additional requirements, including California, where the California Consumer Privacy Act of 2018 took effect on January 1, 2020, and was subsequently amended by the California Privacy Rights Act of 2020, and all implementing regulations thereto (collectively, “CCPA”). Among other requirements, the CCPA requires covered businesses to provide certain notices and disclosures to California residents, and also gives California residents rights to opt-out of selling their personal information, and to exercise rights such as obtaining access to and requesting deletion of their personal information. Many other states have passed their own comprehensive consumer privacy laws that have taken effect, and still other states are considering passing comparable or more restrictive legislation, with comparable or greater penalties for non-compliance, and such requirements could negatively impact our business. Recently, several states have enacted broadly applicable laws to protect the privacy of personal health information. These laws generally require consent for the collection, use or sharing of any “consumer health data”, which is defined as personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health. Additionally, companies that we interact with, such as payors, have increasingly stringent expectations relating to privacy and security protections for PHI and other PII. We have incurred, and may incur in the future, significant costs to develop new processes and procedures to comply with evolving privacy and security laws, regulations and expectations of third parties. Violations of privacy and security laws and regulations, or of contractual obligations relating to privacy and data security, may result in significant liability and expense, damage to our reputation, or termination of our relationships with payors, our consumers, and other important partners.

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

Federal consumer protection laws may also apply in some instances to our privacy and security practices related to PII. The Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, storage, processing, use, retention, disclosure, transfer, disposal and security of information about individuals, including health-related information, and to regulate the presentation of website content. We could be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. For information that is not subject to HIPAA and deemed to be “personal health records”, the FTC may also impose penalties for violations of the Health Breach Notification Rule (“HBNR”) to the extent we are considered a “personal health record-related entity” or “third party service provider.” The FTC has taken several enforcement actions under HBNR and indicated that the FTC will continue to protect consumer privacy through greater use of the agency’s enforcement authorities. As a result, we expect scrutiny by federal and state regulators and others of our collection, use and disclosure of health information.

Our and our vendors’ use of artificial intelligence (“AI”) and machine learning (“ML”) technologies may subject us to growing regulatory obligations, including related to privacy. There is increasing U.S. regulation of AI and other similar uses of technology and in the last year, the presidential administration, members of Congress, the FTC, and other federal regulators as well as U.S. state legislators have expressed interest in regulating AI through executive orders, new legislation, and current enforcement authorities, with attention towards reducing claims denial rates. Further, several states and localities have enacted measures related to the use of AI and ML in products and services. We may have to change our business practices to comply with such obligations. For example, our use of generative AI technologies could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. Depending on how these AI laws and regulations are interpreted, we may have to make changes to our business practices to comply with such obligations. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to retrain our AI/ML, or prevent or limit our use of AI/ML.

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

State Regulation of Insurance Companies

Although we exited the commercial health insurance business at the end of 2022, we are still completing the run-out and wind down of this business and are required to continue to comply with certain state insurance regulations. We must maintain the specified levels of statutory capital and surplus at certain of our insurance subsidiaries throughout an extended run out period.

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

The states of domicile of our remaining health insurance subsidiaries have statutory risk-based capital requirements for insurance companies based on the Risk-Based Capital For Health Organizations Model Act. These risk-based capital requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company must submit a report of its risk-based capital level to the insurance regulator of its state of domicile each calendar year. These laws typically require increasing degrees of regulatory oversight and intervention if a company’s risk-based capital declines below certain thresholds. As of December 31, 2024, the risk-based capital levels of certain of our insurance subsidiaries failed to meet or exceed applicable mandatory risk-based capital requirements, and as a result such subsidiaries are or may be subject to supervision orders under state insurance laws. Such supervision orders require additional reporting as well as approval of certain transactions by our regulators.

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

Healthcare Reform

The federal and various state governments have made major changes in the healthcare system in recent years, including the ACA. The ACA significantly reformed healthcare in the United States, including how healthcare services are covered, delivered, and reimbursed. Since then, there have been political and legal efforts to expand, repeal, replace, and modify the ACA. Federal regulatory agencies continue to modify regulations and guidance related to the ACA and markets more broadly, often as a result of presidential directives. We cannot predict how government payors or healthcare consumers might react to federal or state legislation and regulation, whether already enacted or enacted in the future. While we anticipate continued changes with respect to the ACA, either through Congress, court challenges, executive actions, or administrative action, we expect the major portions of the ACA to remain in place, although any changes to the ACA or other government healthcare programs, including changes to funding for, the administration of, and payments made under such healthcare programs may significantly impact the business operations of our payor partners and, as a result, our business operations and results of operations, including pricing, and the geographies in which our products are available.

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

HUMAN CAPITAL

We are led by a diverse and talented team of seasoned executives who have extensive experience leading multibillion dollar organizations. We employ a deep bench of healthcare professionals, sales and operations specialists, software engineers and developers, and other subject matter experts. As of December 31, 2024, we employed 986 individuals. We believe that our employees are fundamental to the success of our company, and we have built a high-performance environment based on mutual trust, confidence, humility, and inclusion, which provides significant opportunities for our people to grow and be recognized. We work hard to ensure our employees are engaged, and none of our employees are represented by a labor union or party to a collective bargaining agreement.

ADDITIONAL INFORMATION

Our executive offices are located at 9250 NW 36th St, Suite 420, Doral, Florida 33178, and our telephone number is (612) 238-1321.

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

Risks Related to Our Business

Although we raised capital in 2024, based on our projected cash flows, we may require additional capital, which might not be available on acceptable terms, if at all. If capital is not available to us, our business and financial condition may be impaired, and we may not be able to continue as a going concern.

We have invested heavily in our business. We expect to make additional investments to support our business growth and may require additional capital to respond to business needs, requirements and opportunities, including to develop and enhance new and existing services, enter new markets, further develop our infrastructure, and comply with any statutory capital and risk-based capital requirements. In addition, we may make strategic acquisitions as the opportunities arise, some of which may be material to our operations. Accordingly, although we raised capital in 2024, we may make future commitments of capital resources and may need to engage in additional equity or debt financings to secure additional funds. Whether we issue debt or equity securities will, in part, depend on contractual, legal and other restrictions that may limit our ability to raise additional capital. For example, our credit agreements contain, and any agreements governing our future indebtedness may contain, restrictive covenants relating to our financial and operational matters, including covenants that limit the amount of debt we may incur (See the Indebtedness section of the Results of Operations within Item 7 of this Annual Report). In addition, we may not be able to obtain additional or sufficient financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited or impaired.

The Company has a history of operating losses, and we generated a net loss of $99.7 million for the year ended December 31, 2024. Although our net cash flows for the year ending December 31, 2024 were significantly smaller than the net cash flows in the prior period, our operating cash flows were still negative $125 million. In 2023, certain of the Company’s insurance subsidiaries entered into repayment agreements for an aggregate amount of $380 million with the Centers for Medicare & Medicaid Services’ (“CMS”) with respect to the unpaid amount of the Company’s risk adjustment obligations, which amount bears interest at 11.5% per annum. As discussed further in Note 19, the amount outstanding under these agreements as of December 31, 2024 was $276.8 million. On March 13, 2025, our insurance subsidiaries in Colorado and Florida entered into modified repayment agreements with respect to the remaining unpaid amount of their risk adjustment obligations for an aggregate amount of $271.8 million. The remaining amount owed under the modified repayment agreements is due September 15, 2026 and bears interest at a rate of 11.5% per annum. The Company’s IFP discontinued operations also continue to experience negative cash flows through the fourth quarter of 2024 as it continues to pay out the remaining inventory of medical claims.

We closed on the sale of our California Medicare Advantage business effective as of January 1, 2024, resulting in net proceeds of $31.6 million, with contingent consideration of $110.0 million and an estimated net equity adjustment of $57.3 million. Of the $110.0 million, $100.0 million was subject to the Consolidation and Adjustment Escrow review that has been completed and $61.1 million was released from escrow to the Company. Receipt of the remaining indemnity-related $10.0 million continues to be subject to contingencies; we expect to resolve the amounts payable to us during 2025 but cannot provide assurances regarding the final amount. On June 21, 2024, the Company entered into the Hercules Credit Agreement and, as of December 31, 2024, we had $30.0 million borrowed under the Hercules Credit Agreement, with $120.0 million of unused conditional borrowing commitments. These commitments are subject to the Company satisfying certain conditions, not all of which have been satisfied, some of which are outside of management’s control, and which may not be satisfied. Further, there are no additional amounts available for borrowing under the 2023 Credit Agreement. The amounts borrowed to date under the 2023 Credit Agreement are due and payable in August 2028. See further information in Note 5, Borrowings and Common Stock Warrants.

Cash and investment balances held at our regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. Although our regulated insurance entities declared $39.2 million of dividends during the year ended December 31, 2024, there can be no assurance we will be permitted to declare any dividends from these entities in 2025. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements, and dividends require approval from state regulators. As noted further in Note 19, Discontinued Operations, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities. In certain of our other regulated insurance legal entities, we hold surplus levels of risk-based capital, and as we complete the wind-down exercise related to these entities over the next two years, we expect to recapture through dividends and final liquidation the balance of the cash held in other regulated insurance legal entities.

We believe that the existing cash on hand and investments will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the consolidated financial statements contained in this Annual Report are issued, for items such as IFP risk adjustment payables, medical costs payable, remaining obligation to the deconsolidated entity, and other liabilities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, the Company entered into the NEA Merger Agreement, and continues to implement plans to drive positive operating cash flow and access additional capital under our existing agreements. However, the Company may not fully collect the contingent consideration associated with the sale of the California Medicare Advantage business, may not be able to access other tranches of the new loan and security agreement with Hercules, and may not be able to recapture through dividends additional cash from its regulated insurance entities, as these matters are all subject to conditions that are not fully within the Company’s control. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Management action plans in place may not fully alleviate doubt about our ability to continue as a going concern.

We have a history of operating losses. These losses, as well as the significant amount of cash we were required to set aside to maintain minimum regulatory amounts in our regulated insurance entities, have reduced the cash available to fund operations. These factors raise significant doubt about our ability to meet future obligations and continue as a going concern. See “Although we raised capital in 2024, based on our projected cash flows and absent any other action, we may require additional capital, which might not be available on acceptable terms, if at all. If capital is not available to us, our business and financial condition may be impaired, and we may not be able to continue as a going concern.”

In response, we implemented our revised business model, implemented a restructuring plan to reduce our capital needs and operating expenses, and entered into the NEA Merger Agreement. In the previous year we exited excess office space and restructured or terminated contracts. In the current year we are continuing these initiatives, and are concurrently evaluating opportunities to further reduce operating costs. However, there can be no assurance that these initiatives will be sufficient for the Company to continue as a going concern, or that the conditions required to consummate the NEA Merger will be satisfied. As such, we may not be able to fully alleviate doubt about our ability to continue as a going concern, due to these or other conditions, now or in the future.

If our business model is not adopted or is slow to be adopted by the healthcare industry, our growth could be impacted, and our business and results of operations could be adversely affected.

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

We may not be able to contract with third-party payors and other partners on favorable terms, or at all, or to arrange for the provision of the quality care necessary to attract consumers.

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

Our business also involves contracts with physicians and other healthcare providers to create high-performing networks on behalf of their risk-bearing organizations (“RBOs”), and on behalf of its third-party payor or IPA clients. If we are unable to contract with physicians and other healthcare providers at all due to regulatory or other restrictions, or at affordable rates and/or in a manner that leads to high-performing networks, it may yield poor financial and quality results for its own RBOs and may result in dissatisfaction amongst our third-party payor clients.

Further, RBOs rely on a limited number of physician and other provider groups to assume a certain amount of risk, and we depend on the creditworthiness of these groups. These groups are subject to a number of risks including reductions in payment rates from governmental programs, higher than expected health care costs, fewer than expected patients, and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of our partners declines, our credit risk could increase. In 2023, Babylon, one of our ACO REACH partners, declared bankruptcy, resulting in the Company recording $22.4 million in bad debt. Should any more of our partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income.

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

We have incurred net losses on an annual basis since our inception. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. If we continue to invest to grow our consumer base, diversify our service offerings, and invest in additional assets related to the delivery of healthcare, we expect our operating costs will increase and therefore expect to incur net losses in the near to medium term. We may not achieve the benefits anticipated from these investments, which could be more costly than we currently anticipate, or the realization of these benefits could be delayed. These investments may not result in increased revenue or growth in our business and, accordingly, we may not be able to generate sufficient revenue to offset these cost increases and achieve and sustain profitability. Historical growth should also not be considered indicative of our future performance. If we fail to achieve and sustain growth and profitability, the market price of our common stock could decline.

Our limited operating history makes it difficult to evaluate our business and assess our future prospects.

We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in heavily regulated industries, such as difficulties determining appropriate investments given limited resources, effectively managing growth and efficiently navigating and complying with evolving regulations. Although our current business model resulted in a reduction of the scale of our business, we still operate multiple businesses in different markets, as well as managing run-out of our insurance plans. Our growth, strategy and ability to achieve and sustain profitability could be negatively impacted if we are unable to effectively manage this complexity. Any inability to manage our business effectively could result in slowing demand for our services, increased competition, a failure to capitalize on growth opportunities or the need to dispose of underperforming business units.

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

Our business currently operates medical groups and competes with other medical groups in the same localities. We also compete with MSOs, IPAs and other organizational entities aggregating and enabling providers to deliver primary care services under value-based care arrangements. These competitors include companies such as Agilon Health, ChenMed, One Medical, OptumHealth, and VillageMD. In addition, our business participates in ACO REACH and other government programs designed to bring value-based care to fee-for-service Medicare beneficiaries, and our business competes with other participants in such programs.

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

We implemented a corporate restructuring in connection with our revised business model that could disrupt our business, may not result in anticipated savings, and could result in total costs and expenses that are greater than expected.

We exited the commercial health care business and Medicare Advantage business outside of California at the end of 2022, and we ceased conducting our Medicare Advantage business in California on January 1, 2024. As a result of these strategic changes, we significantly restructured our workforce and reduced expenses based on our updated business model.

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

Rapid growth would place significant demands on our management team and our operational and financial resources. Sustaining growth will require additional resources to improve our operational, management, and financial controls, which can take time and may require new capabilities in mission-critical areas, to support growth. We have experienced, and may continue to experience, significant personnel changes. Further, as a result of headcount reductions, we have fewer resources available to manage the multiple aspects of any growth or expansion of our business.

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

Any future epidemics, pandemics or disease outbreaks may adversely affect our business and results of operations.

The COVID-19 pandemic adversely affected our business and results of operations. The extent to which any future epidemics, pandemics or disease outbreaks will impact our business, results of operations and financial condition are unknown. In addition, the long-term impact of the COVID-19 pandemic or any future epidemics or pandemics or disease outbreaks may not be fully understood or reflected in our results of operations and overall financial condition until future periods.

Risks presented by future epidemics, pandemics or disease outbreaks include, but may not be limited to, the following: increased internal and third-party medical costs; a reduction in healthcare services that may result in reduced fee-for-service revenue; an inability to adequately document the health conditions of our consumers or the members of our third party clients for our MSOs; an inability to manage medical costs and quality metrics; greater financial risk; disruptions, work stoppages, delays, loss of productivity, and general business interruptions; and other changes including changes to operations, costs, cybersecurity, and care. For example, the long-term health consequences of COVID-19 and other new illnesses are uncertain, which may increase costs. Future epidemics, pandemics or disease outbreaks may also create disruptions or turmoil in the credit or financial markets, which could adversely affect the price of our common stock and our ability to access capital on favorable terms and continue to meet our liquidity and any acquisition financing needs.

Large-scale medical emergencies in one or more states in which we operate our business could significantly increase utilization rates, medical costs or risk overwhelming and disrupting our systems.

Large-scale medical emergencies can take many forms which may be associated with widespread illness, disease outbreaks, medical conditions or general threats to wellness. Currently, our largest markets are in Florida and Texas, which can from time to time be impacted by hurricanes, flooding, earthquakes, wildfires, winter storms and other similar natural events, including as a result of climate change. A significant event of this kind could impact one or more of our markets by affecting outsized portions of our consumer population and require increased medical care or intervention, which could result in an unexpected increase in our medical costs. Other conditions that could impact our consumers include labor shortages in critical need areas, a particularly virulent influenza season, outbreaks of contagious diseases (such as measles) in areas with low vaccination rates, pandemics or epidemics, and other foreign or domestic viruses or new variants of existing viruses for which vaccines may not exist, are not effective, or have not been widely administered. The medical costs and operating costs associated with assisting our consumers in response to any of these large-scale medical emergencies is difficult to predict. However, if one of the states in which we operate were to experience a large-scale natural disaster, a viral epidemic or pandemic, disease outbreak or some other large-scale event affecting the health of a large number of our consumers, our consumer costs in that state could rise, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

As of December 31, 2024, the amount of capital in certain of our insurance subsidiaries failed to meet or exceed applicable mandatory risk-based capital requirements, and as a result such subsidiaries are or may become subject to supervision orders under state insurance laws. Such supervision orders require additional reporting as well as approval of certain transactions by our regulators. The scope of these orders may be expanded, we may become subject to additional orders, or both, any of which may harm our ability to execute our business strategy, invest in growth opportunities, and adversely affect our balance sheet and results of operations. On November 29, 2023, Bright Healthcare Insurance Company of Texas was placed into liquidation and the Texas Department of Insurance was appointed as receiver.

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

In recent years, our business has been and may continue to be affected by various factors and events that are beyond our control. The United States has experienced market uncertainty and volatility, which have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs. Moreover, domestic and worldwide economic conditions remain uncertain. It may be extremely difficult for us, our care partners and our other key constituents to accurately plan future business activities and execute on our business objectives as a result of economic uncertainty and other macroeconomic factors. In addition, global economic conditions and economic uncertainty may cause our consumers to slow spending or care partners to cease partnering with our business, which could ultimately harm our business. Furthermore, during uncertain economic times our consumers may face challenges or delays in obtaining access to funds used to make payments. In addition, our business relies on third parties, and we are susceptible to risks related to the potential financial instability of such third parties, including vendors that provide services to us or to whom we delegate certain functions. If these third-party vendors cease to do business as a result of broader economic conditions or if they become unable to provide us with the level of service we expect, we may not be able to find an alternative service provider in a timely manner, or on acceptable financial terms, which could impact our ability to meet the expectations and needs of our consumers.

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

We have employment contracts with physicians and other health professionals in Florida, Texas, and other states. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The current laws governing non-compete agreements and other forms of restrictive covenants varies from state to state, and the Federal Trade Commission proposed a nationwide ban on non-competition covenants. California, Florida, and other states’ laws and, if it goes into effect, federal law, may prohibit us from enforcing our non-competition covenants with our professional staff particularly in rural locations or in specialty practice areas. Some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. There can be no assurance that our non-compete agreements related to physicians and other health professionals will be found enforceable if challenged. In such event, we would be unable to prevent physicians and other health professionals formerly employed by us from competing with us, potentially resulting in the loss of some of our patients and other health professionals.

Our ACO REACH business presents unique risks.

We expanded our business into CMS’s ACO REACH model (formally known as the Direct Contracting model) in January 2022, enabling us to target a larger market opportunity, the Medicare fee-for-service (“FFS”) market, which is the largest segment of Medicare. As such, although we have completed three years in the ACO REACH model, we are subject to the risks inherent to the launch of any new business, including the risks that we may not generate sufficient returns to justify our investment, it may take longer or be more costly to achieve the expected benefits from this new program, and that it may require us to, at least initially, divert management attention and other resources from our existing businesses. In connection with our expansion into ACO REACH, we have formed and continue to form relationships with a greater number of physicians, which may pose challenges to scaling quickly, influencing physician behavior and directly engaging beneficiaries, and we may face additional new risks and difficulties, many of which we may not be able to predict or foresee. Any potential future changes to the ACO REACH model may have a significant impact on our ability to carry out our business. Similarly, while ACO REACH is expected to continue through 2026, CMS can terminate the program at any time, and in some cases may be required to do so. If the program is terminated, we would need to reevaluate our Medicare FFS strategic options, which in turn could reduce the return on our investments and negatively impact our business, financial condition, results of operations and future prospects. Additionally, our ACO REACH participation agreements with CMS permit CMS to take certain actions if CMS determines that any provision may have been violated, including requiring the ACO to provide additional information to CMS, placing the ACO on a monitoring and/or auditing plan developed by CMS, requiring the ACO to terminate its relationship with any other individual or entity performing functions or services related to certain ACO or marketing activities, amending the agreement without the consent of the ACO to take certain actions, including denying, terminating or amending the use of any capitation payment mechanism. CMS may also immediately or with advance notice terminate an ACO REACH participation agreement if CMS determined that the ACO has failed to comply with any term of the agreement or any other Medicare program requirement, rule or regulation or if CMS determines that the ACO has taken or failed to take certain other actions. If our ACO REACH participation agreements were terminated, our business, financial condition, results of operations and future prospects would be negatively impacted.

Our executive officers, directors and holders of 5% or more of our common stock collectively beneficially own, on a fully diluted basis, approximately 59% of the outstanding shares of our common stock as of December 31, 2024, and have substantial control over us, which may limit your ability to influence the outcome of important transactions.

Our executive officers, directors and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own, on a fully diluted basis, approximately 59% of the outstanding shares of our common stock, as of December 31, 2024. As a result, these stockholders, if acting together, may continue to exercise significant influence over or control matters requiring approval by our stockholders, including the election and removal of directors and the approval of mergers, acquisitions or other extraordinary transactions, including the NEA Merger. They may also have interests that conflict or differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or by discouraging others from making tender offers for our shares, which may ultimately affect the market price of our common stock.

Risks Relating to the NEA Merger

As previously announced, on December 23, 2024, the Company entered into the NEA Merger Agreement with Parent and Merger Sub, pursuant to which, and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving the NEA Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are indirectly controlled by private investment funds affiliated with NEA.

The transaction is subject to the receipt of certain required clearances or approvals from governmental entities that could delay the completion of the NEA Merger.

The completion of the NEA Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including (a) the adoption of the NEA Merger Agreement by the affirmative vote of the holders of a majority of the voting power of the outstanding shares of Company Common Stock and Company Preferred Stock (voting on an as-converted basis), voting together as a single class, that are entitled to vote thereon (the “Company Stockholder Approval”), (b) the absence of any law or order prohibiting, enjoining or making illegal the consummation of the NEA Merger and (c) all specified regulatory filings and approvals required in connection with the transactions contemplated by the NEA Merger Agreement having been made or received, as applicable. The obligation of each party to consummate the NEA Merger is also subject to the fulfillment or waiver of certain customary unilateral closing conditions, including the other party’s (or parties’) representations and warranties being true and correct (subject to certain customary materiality qualifiers) and the other party (or parties) having performed in all material respects its (or their) obligations under the NEA Merger Agreement. The obligation of each of Parent and Merger Sub to consummate the NEA Merger is additionally conditioned upon there not having been imposed any Burdensome Condition (as defined in the NEA Merger Agreement) in connection with the receipt of the regulatory approvals required in connection with the transactions contemplated by the NEA Merger Agreement.

The required closing conditions have yet to be obtained, and there is no assurance that all of them will be obtained.

Failure to complete the NEA Merger could negatively impact our stock price and our future business and financial results.

If the NEA Merger is not completed, our ongoing business may be adversely affected and will be subject to a number of risks, including the following:

•the Company may be required to pay NEA a termination fee of $3.6 million if the NEA Merger Agreement is terminated under certain circumstances;
•the Company will be required to pay certain costs relating to the NEA Merger, such as legal, accounting, financial advisor and printing fees whether or not the NEA Merger is completed;
•matters relating to the NEA Merger may require substantial commitments of time and resources by management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company;
•the Company will continue to incur the substantial expenses of operating as a publicly traded company;

in each case, without realizing any of the benefits of having completed the NEA Merger. If the NEA Merger is not completed, these risks may materialize and may adversely affect our business, financial results and stock price

Legal proceedings in connection with the NEA Merger, the outcomes of which are uncertain, could delay or prevent the completion of the NEA Merger.

Any lawsuits or other legal proceedings initiated in connection with the NEA Merger could delay or prevent the transaction from becoming effective.

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

If the infrastructure of internet providers required for such work becomes overburdened, unreliable or unavailable, it could result in disruptions, work stoppages, delays, loss of productivity, and general business interruptions, all of which have the potential to harm our business operations, financial condition, and results of operations. Remote working arrangements can also result in significantly more external touchpoints into our network and lead to a heightened risk of cybersecurity attacks or data security incidents. As we have grown and continued to operate remotely, and similar to other public companies, we have experienced an increase in attempted cyber-attacks, targeted intrusion, ransomware and phishing campaigns, and the pandemic has created additional difficulties in managing risk in the work-from-home environment.

We have incurred and may continue to incur increased expenses to improve our security controls and remediate security vulnerabilities in response to these heightened cybersecurity risks. Over time, however, the sophistication of these threats continues to increase and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our information may be insufficient. If such attempts are successful in the future or if PHI, or other proprietary, confidential, or personal data or information were to be exposed or compromised or our systems were shut down or became unavailable, our reputation, business and results of operations could be materially harmed. In addition, as discussed below, our vendors have been, and may in the future be, subject to increased risks due to remote working environments or other factors, and any attempted cyber-attacks or other security incidents impacting our vendors could also disrupt our business and harm our reputation, business and results of operation.

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

In addition, breaches of our security systems or those systems used by our third-party service providers or other cyber security incidents could also result in the misappropriation of confidential or proprietary information of ourselves, our consumers, our patients, or other third parties; viruses, spyware, ransomware or other malware being served from our network, platform or systems; the deletion or modification of content or the display of unauthorized content on our platform; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions such as denials of service attacks. In 2024, certain of our vendors experienced data security incidents. Upon learning of each such incident, we promptly took steps to cut off access to any of our systems that connected to any systems of such vendor, and took other preventative measures, such as supplementing existing security monitoring, scanning and protective measures, as appropriate. These vendors notified appropriate governmental authorities and impacted parties and individuals, as required. While we did not suffer any material adverse impact as a result of any of these incidents, we may incur significant costs to address or prevent future incidents, implement remedial measures, mitigate violations, and address reputational damage.

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

Further, the transition of our business model over the last three years has subjected us to an increased number of disputes with service providers, and we expect to continue to be subject to several of these disputes while we are in transition. We cannot guarantee we will resolve these disputes favorably, which could materially negatively impact our business, results of operations, financial condition and cash flows.

Risks Related to our Indebtedness

Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.

As of December 31, 2024, we had $96.4 million borrowed under the 2023 Credit Agreement (as defined in the Indebtedness section of the Results of Operations within Item 7 of this Annual Report), and no remaining availability thereunder, and $30.0 million borrowed under the Hercules Credit Agreement, with $120.0 million of unused conditional borrowing commitments. Based on our projected cash flows and absent any other action, we will require additional liquidity to meet our obligations as they come due in the 12 months following the date of this annual report on Form 10-K.

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

Our current credit agreements contain, and any agreements governing future debt issuances may contain, restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with, cure breaches of, or obtain waivers of covenants could result in an acceleration of the maturity date on our indebtedness.

Our current credit agreements contain, and any agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions, or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. Our current credit agreements restrict, subject to certain exceptions, among other things, our ability and the ability of our subsidiaries to:

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

Our or our subsidiaries’ failure to comply with the restrictive covenants described above as well as others contained in our or our subsidiaries’ future debt instruments from time to time could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their maturity. If we are forced to refinance our borrowings on less favorable terms or cannot refinance them, our results of operations and financial condition could be adversely affected. If we were unable to repay or otherwise refinance these borrowings, the lenders under our current credit agreements, and any agreements governing future debt issuances, could force us into bankruptcy or liquidation. Any acceleration of amounts due under our current credit agreements, and any agreements governing future debt issuances, or the exercise by the applicable lenders or agent of their rights under any related security documents, would likely have a material adverse effect on our business.

Risks Related to Legal Proceedings and Governmental Regulations

Modifications or changes to the U.S. health insurance markets could adversely affect our business and operating results.

Our business operates in the evolving public and private sectors of the U.S. health insurance system, and our future financial performance will depend in part on growth in the market for private health insurance, as well as our ability to adapt to legislative and regulatory developments, the development of new state and federal government programs, and any restructuring of, or cuts to, existing state and federal government programs. Such modifications and changes could reduce demand and adversely affect our business. In the recent past, officials have introduced proposals to expand the Medicare program, which range from the creation of a new single-payor national health insurance program for all residents to less overarching proposals, including lowering the age of eligibility for the Medicare program, expanding Medicare to a larger population and creating a new public health insurance option that could compete with private insurers. In addition, in some states, legislators have regularly introduced proposals to establish a single-payor or government-run healthcare system at the state level. The new presidential administration and Congress are also considering changes to Medicaid and Medicare, including proposals to restructure Medicaid in a manner that would shift more financial responsibility for Medicaid to states, proposals which could result in individuals losing coverage, and proposals and the imposition of new or additional requirements that could result in individuals having difficulty obtaining or maintaining coverage. There is uncertainty regarding whether, when, and what these or other health reform measures (such as such as Medicaid block grants, potential caps on federal funding to states for Medicaid, other changes that may impact the ability of states to finance the state portion of Medicaid costs, the imposition of limits and caps on existing Medicaid coverage and benefits, and the imposition of additional eligibility requirements) will be adopted, the timing and implementation of alternative provisions, and the impact of alternative provisions on providers, plans, and other healthcare industry participants. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. These and other changes may impact our ability to ensure care partner networks meet evolving standards. Until the details of these evolving requirements and any additional future reform standards are clarified, we are unable to predict the nature and success of such health reform initiatives, which may have an adverse impact on our business. We continue to evaluate the effect that such proposals would have on our business.

Changes resulting from the outcome of the 2024 elections may include changes such as increased reliance on Medicare Advantage programs, work requirements for Medicaid waiver program eligibility, reductions in funding for federal healthcare programs or changes to how such funding is provided (e.g., block grants or other capped funding), and initiatives that may make eligibility for benefits more difficult. There have been proposals to substantially decrease federal funding for state Medicaid programs. Any significant reduction in federal Medicaid funding to states or significant change to how states finance Medicaid programs would likely result in states reducing Medicaid payments to us, which may have a material adverse effect on us. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs.

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

Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition.

A substantial portion of our revenue is derived from providing healthcare to individuals and families with health insurance policies subject to regulation under the ACA. Consequently, changes to, or repeal of, portions or the entirety of the ACA and its regulations, as well as judicial decisions and interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows. Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose and implement changes and courts could render opinions impacting the ACA, which could materially and adversely affect our business, results of operations, and financial condition.

The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits, or APTCs, available through Health Insurance Marketplaces. The American Rescue Plan Act of 2021 (ARPA) increased the size of APTCs for individuals at every household income level for 2021 and 2022, and the Inflation Reduction Act of 2022 renewed the enhanced APTCs for three years through the end of 2025. Although the enhanced APTCs have been extended through 2025, the expiration, future elimination or reduction of the enhanced APTCs, or other APTCs or subsidies, could make such coverage unaffordable to some individuals and thereby reduce overall participation in the Health Insurance Marketplaces and our membership. These fluctuations could have a significant adverse effect on our business and future operations, and our results of operations and financial condition. Further, the lack of federal funding of cost sharing subsidies could additionally impact Health Insurance Marketplace enrollment. Such market and political dynamics may result in unanticipated changes in the composition and risk level of the Health Insurance Marketplace risk pool, which could negatively impact our underwriting margins.

Historically, there have been significant efforts to repeal, or limit implementation of, certain provisions of the ACA. Such initiatives include the reduction of the tax penalty associated with individual mandate to $0, effective in 2019, as well as easing of the regulatory restrictions placed on short-term limited duration insurance and association health plans, some or all of which may provide fewer benefits than the traditional ACA-mandated insurance benefits. The ACA has also been subject to multiple judicial challenges surrounding its constitutionality. The new presidential administration, Congress, and state legislatures could propose, enact, and implement possible changes in state and federal legislation governing Health Insurance Marketplaces. These changes could result in fluctuations in participation from individuals seeking insurance coverage and/or possible non-renewal of existing policies. Because we rely on the Health Insurance Marketplaces, any changes to the ACA that result in reduced membership, or other changes in healthcare law and regulation, could materially and adversely impact our business, financial condition, and results of operations.

Our contracts with third-party Medicare Advantage plans and reimbursement from fee-for-service Medicare are subject to changes to the Medicare program.

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

On January 6, 2022, a putative securities class action lawsuit was filed against us and certain of our officers and directors in the Eastern District of New York. The case is captioned Marquez v. Bright Health Group, Inc. et al., 1:22-cv-00101 (E.D.N.Y.). The lawsuit alleges, among other things, that we made materially false and misleading statements regarding our business, operations, and compliance policies, which in turn adversely affected our stock price. No specific amounts of damages have been alleged in the putative securities class action lawsuit. We intend to vigorously defend this action; but there can be no assurance that we will be successful in any defense. An amended complaint was filed on June 24, 2022, which expands on the allegations in the original complaint and alleges a putative class period of June 24, 2021 through March 1, 2022. The amended complaint also adds as defendants the underwriters of our initial public offering. The Company has served a motion to dismiss the amended complaint, and on November 1, 2024, the court issued a memorandum and order and entered judgement granting the motion to dismiss in full. The plaintiff appealed this decision on November 27, 2024. This and other legal proceedings could damage our reputation and adversely affect our stock price.

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

Risks Related to our Financial Statements

We have previously identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

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

The material weakness relates to the Company’s announcement in Q4 2022 to exit the IFP business effective December 31, 2022, and a subsequent decision by management to decrease its focus on performing certain control activities in accordance with policies and procedures. In 2023 and 2024, the Company made significant efforts to remediate this material weakness, including conducting additional training sessions to communicate expectations, and enhance awareness and understanding of control activities and related responsibilities, creating or enhancing certain policies and procedures for processes where control deficiencies existed, allocating resources from the Company’s discontinued operations to those remaining continuing operations and, remediating certain control activities that were previously identified as deficient.

Despite these efforts, the Company was unable to conclude the material weakness was remediated as of December 31, 2023. The continuation of the Company’s reorganization in 2024 resulted in shifting control owner roles and responsibilities across several areas, and changes in the scope of relevant controls. These changes caused delays with the performance of certain control activities and/or inconsistencies with how those activities were documented, and as a result, control activities did not consistently have sufficient time to demonstrate operational effectiveness.

The Company was able to conclude that the material weakness was remediated as of December 31,2024. However, we cannot assure you that we will not have additional material weaknesses in the future.

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

Our ability to use our NOLs to offset future taxable income may be subject to certain limitations.

As of December 31, 2024, we had outstanding net operating losses (“NOLs”) of approximately $4.9 billion, which are available to reduce future taxable income. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. In addition, the carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs, research and development tax credit carryforwards and disallowed interest expense carryforwards to offset future taxable income.

Our balance sheet includes significant amounts of intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.

A significant portion of our total assets of continuing operations consists of intangible assets. Intangible assets, net, accounted for approximately 19.14% of total assets of our continuing operations on our consolidated balance sheet as of December 31, 2024. We review intangible assets for impairment whenever events or circumstances make it more likely than not that the carrying value may not be recoverable. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of intangible assets could adversely affect our operating results.

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

As a publicly traded company, we incur additional legal, accounting, and other expenses that we did not previously incur. Although we are currently unable to estimate these costs with any degree of certainty, they may be material in amount. In addition, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules of the SEC, and the NYSE on which our shares of common stock are listed, have imposed various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur additional costs to maintain the same or similar coverage.

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

Management

Management of risks, including risks of cybersecurity threats, is delegated to the Company’s Associate Vice President (AVP) of IT Infrastructure and Security. This leader reports administratively to the Vice President of Technology and has informal reporting relationships with the General Counsel and Chief Audit Executive. The AVP of IT Infrastructure and Security has over 25 years of information technology and security experience and are responsible for the day-to-day information security program objectives. They are also responsible for attending quarterly Audit Committee meetings and reporting results of the cybersecurity program to the Audit Committee, including results of preventative activities (e.g. endpoint protection, security training), ongoing monitoring activities (e.g., vulnerability testing), and remediation activities (e.g., issues identified through audits and assessment activities).

The Information Security team utilizes various tools and resources to manage and monitor cybersecurity threats, vulnerabilities, and incidents, most of which are delivered through third-party managed services and/or solutions. Examples include, but are not limited to:

•Endpoint and network device vulnerability identification and scanning
•Internal and external penetration testing services with an emphasis on on-premise and cloud security
•Security training and awareness, with an emphasis on phishing threats
•Third-party security risk assessments
•NIST CSF assessment tools
•Security information and event management for monitoring infrastructure events.

The Company’s enterprise threat and vulnerability identification and detection capabilities operate on an ongoing basis, with results reported weekly. The capabilities utilize endpoint sensors and network scanning to meet and maintain leading bad actor tactics and techniques, including machine learning and artificial intelligence, to protect against potential malicious threats or other potentially unwanted programs or identity abuse, including privilege escalation or abuse of least privilege access enforced by the Company.

Finally, the Company’s Disclosure Committee is responsible for assisting the CEO, CFO and Audit Committee to prepare SEC-required disclosures, confirming the Company’s disclosure controls and procedures are properly implemented and asserting the complete, accurate, timely and fair presentation of public disclosures. The Disclosure Committee is comprised of the Company’s CFO, Chief Accounting Officer, General Counsel, Chief Audit Executive, AVP of IT Infrastructure and Security, and senior members of our external reporting, financial planning and analysis, and tax departments. The Disclosure Committee meets quarterly prior to the issuance of required quarterly SEC filings, and in these meetings relevant cybersecurity risks would be discussed.

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

ITEM 2. PROPERTIES

We have four corporate offices across the U.S., including our corporate headquarters in Doral, Florida and a key administrative office in Minnesota. We lease or sublease all of our corporate offices, which serve both our NeueCare and NeueSolutions segments. Additionally, we lease 66 properties in two states for our medical offices and clinics aligned to our NeueCare segment.

We believe that our facilities are adequate for our current operations, however we are continuously assessing the facilities necessary to support our ongoing business.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information included under the caption “Legal Proceedings” in Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers as of March 14, 2025, including the business experience of each executive officer during the past five years:

Name	Age	Position
G. Mike Mikan	53	Chief Executive Officer, President and Director
Jay Matushak	51	Chief Financial Officer
Tomas Orozco	49	Executive Vice President, NeueHealth
Jeff Craig	42	General Counsel and Corporate Secretary

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

Jay Matushak has served as our Chief Financial Officer since May 2023. Mr. Matushak previously served as Senior Vice President, Bright HealthCare, from November 2022 to May 2023, as Chief Financial Officer of Bright HealthCare from May 2022 to November 2022, as interim Chief Executive Officer of Bright HealthCare from February 2022 to May 2022, and as Chief Financial Officer of Bright HealthCare from October 2021 to February 2022. Before joining NeueHealth, Mr. Matushak served as the Chief Financial Officer of Blue Cross Blue Shield of Minnesota from April 2015 to October 2021. Prior to Blue Cross Blue Shield of Minnesota, Mr. Matushak spent fifteen years at UnitedHealth Group in various financial leadership roles within Optum and UnitedHealthcare.

Tomas Orozco has served as Executive Vice President for NeueHealth since November 2023. Prior to that, Mr. Orozco served as the Chief Executive Officer of Centrum Medical Holdings, LLC (“Centrum”) since August of 2021. Mr. Orozco was the Regional President for Elevance Health overseeing the Medicare line of business across the east coast from August 2017 to January 2021. Prior to this, he served as President of Elevance Health’s Florida Medicare Advantage business. Prior to Elevance Health, Mr. Orozco held senior executive roles at various health plans that were portfolio companies of MBF Healthcare Partners, a leading private equity firm concentrated in healthcare.

Jeff Craig has served as General Counsel and Corporate Secretary since March 2022, and before that served as Vice President, Consumer Care Legal, and Assistant Vice President, Legal since March 2020. Mr. Craig previously served as Vice President, Legal, as well as in other senior legal roles, at MGM Resorts International since 2013. Prior to MGM, Mr. Craig was an in-house attorney with Western Digital Corporation, a Fortune 500 hard drive manufacturer, and a corporate transactional attorney with Gibson Dunn, a leading international law firm.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELEASED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NEUE”.

Holders of our Common Stock

As of March 14, 2025, there were 147 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid dividends, and we currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support the operations of our business. Any determination to declare dividends in the future will be at the discretion of our board of directors, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capacity to pay dividends under our credit agreements, capital requirements and overall financial condition. In addition, our ability to pay dividends in the future depends in part on the earnings and distributions of funds from our health insurance subsidiaries. Applicable state insurance laws restrict the ability of such health insurance subsidiaries to declare stockholder dividends and require our health insurance subsidiaries to maintain specified levels of statutory capital and surplus. While we exited the commercial market in 2023, we must maintain the specified levels of statutory capital and surplus throughout an extended runout period. If we elect to pay dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time.

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

On August 4, 2023, we entered into a warrantholders agreement (the “2023 NEA Warrantholders Agreement”) with NEA 18 Venture Growth Equity, L.P., setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of 1,656,789 warrants at a fair market value of $15.12 (closing share price on August 4th, 2023 minus the $0.01 exercise price). The 2023 NEA Warrantholders Agreement was entered into in conjunction with a $60.0 million credit agreement with NEA at a weighted-average effective interest rate of 15.00%. On October 2, 2023, we entered into a warrantholders agreement (the “CalSTRS Warrantholders Agreement”) with California State Teachers’ Retirement System, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of 176,724 warrants at a fair market value of $5.80 (closing share price on October 2, 2023 minus the $0.01 exercise price). The CalSTRS Warrantholders Agreement was entered into in conjunction with a $6.4 million credit agreement with CalSTRS at a weighted-average effective interest rate of 15.00%. The warrants do not contain any exercise contingencies and expire on the fifth anniversary of the first closing date.

On April 8, 2024, we entered into a warrantholders agreement with New Enterprise Associates 17, L.P., New Enterprise Associates 16, L.P. and New Enterprise Associates 15, L.P. (collectively, the “2024 NEA Lenders”)(the “NEA 2024 Warrantholders Agreement”) setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of 1,113,563 warrants at a fair market value of $6.15 (closing share price on April 8th, 2024 minus the $0.01 exercise price). The 2024 NEA Warrantholders Agreement was entered into in conjunction with Incremental Amendment No. 2 (“Incremental Amendment No. 2”) to the 2023 Credit Agreement to provide for a term loan commitment increase in an aggregate principal amount of up to $30.0 million. All warrants under the NEA 2024 Warrantholders Agreement have been issued.

In connection with executing the Hercules Credit Agreement, on June 21, 2024, the Company and each of the lenders under the Hercules Credit Agreement entered into warrantholder agreements (collectively, the “Hercules Warrantholders Agreement”) setting forth the rights and obligations of the Company and such lenders to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of up to an aggregate of 1,250,000 warrants at a fair market value of $5.14 (closing share price on June 21, 2024 minus the $0.01 exercise price). The Hercules Warrantholders Agreement was entered into in conjunction with the Hercules Credit Agreement to provide up to four tranches of term loans in an aggregate principal amount of $150.0 million. 225,000 warrants under the Hercules Warrantholders Agreement have been issued as of December 31, 2024.

The 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement contain a dilutive issuance provision providing that the number of shares issuable under outstanding warrants be increased upon issuance by the Company of shares of common stock (or the issuance of securities convertible into, or exchangeable for, shares of common stock), for a market price lower than that of August 29, 2023, in the case of the 2023 Warrantholders Agreement, and April 30, 2024, in the case of the 2024 NEA Warrantholders Agreement. The number of shares issuable under the warrants issued under the 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement were increased by 41,158 as a result of the issuance of 225,000 warrants under the Hercules Warrantholders Agreement on June 21, 2024.

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

NeueCare. Our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across the ACA Marketplace, Medicare, and Medicaid. NeueCare aims to significantly reduce the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of December 2024, NeueCare delivers high-quality in-person and virtual clinical care through its 66 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, NeueCare maintained approximately 346,000 consumers, inclusive of 318,000 value-based care consumers and 28,000 fee-for-service consumers.

NeueSolutions. Our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements. As of December 31, 2024, NeueSolutions had approximately 42,000 value-based care consumers attributed to its REACH ACOs and 123,000 enablement services lives.

Bright HealthCare – Commercial. Included in our discontinued operations, our Commercial healthcare financing and distribution business focused on commercial plans. In October 2022, we announced that we would no longer offer commercial health plans effective as of the end of 2022.

Key Factors Affecting Our Performance

NeueHealth is focused on our mission to connect and align the best local resources in healthcare delivery with the financing of care, driving a superior consumer experience, reducing systemic waste, lowering costs, and optimizing clinical outcomes creating tangible value for all of our customers – payors, consumers and providers. We believe that the growth and future success of our business depends on executing against a number of key factors described below:

•Expanding our presence in core, highly attractive, and growing Florida and Texas markets through capacity and service expansions, accretive tuck-in clinic acquisitions, and membership growth initiatives.

•Increasing access to high-quality healthcare for all through growth in new markets, leveraging our proven aligned care model to provide payor-agnostic, value-driven care.

•Leveraging enablement solutions as a platform for growth in managing all populations.

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

Operating Expenses

Medical costs

Medical costs of our continuing business are medical costs we assume from our third-party payor partners associated with our attributed value-based care consumers under full risk delegation arrangements. Medical costs consist of reimbursements to providers for medical services, risk share payments to payors, and quality incentive, management fees and shared savings compensation to providers net of any reinsurance recoveries. The Company contracts with hospitals, physicians and other providers of healthcare primarily within its exclusive provider networks under fee-for-service and value-based arrangements. The majority of medical costs fall under CMS FFS where CMS is paying the claims but NeueHealth is held liable in ACO risk sharing with CMS. Reinsurance arrangements enable us to cede a specified percent of our premiums and claims to our third-party reinsurers. Under such contracts, the reinsurer is paid to cover claims-related losses over a specified amount, which mitigates catastrophic risk. We make quality incentive and shared savings compensation payments to certain providers in accordance with the terms of the contractual arrangement upon the achievement of certain financial and quality metrics.

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

Bad Debt Expense

Bad debt expense consists of the provision for current expected credit loss allowances established on amounts due to us from third parties.

Restructuring Charges

Restructuring charges are comprised of employee termination benefits, long-lived asset impairments and contract termination costs. The charges included within our continuing operations are those not directly attributable to our decisions to sell our California Medicare Advantage business or to exit the Commercial business for the 2023 plan year.

Goodwill Impairment

Goodwill impairment, within our continuing operations, for the year ended December 31, 2023, is comprised of the full impairment of the goodwill assigned to our NeueCare reporting unit. Due to the decline in our stock price and market capitalization the carrying value of the NeueCare reporting unit exceeded its estimated fair value which was determined using a combination of discounted cash flows and market multiples. There was no goodwill on our balance sheet in 2024, and as such there was no goodwill impairment.

Depreciation and Amortization

Depreciation and amortization consist of depreciation of property, equipment and capitalized software, as well as amortization of definite-lived intangible assets acquired in business combinations, including customer relationships and trade names.

Other Income and Expenses

Interest Expense

Interest expense consists of cash and paid in-kind (“PIK”) interest payments on credit facilities as well as the amortization of discounts on debt and deferred financing charges.

Warrant Expense

Warrant expense consists of noncash expense related to the issuance and fair valuing of warrants issued to our lenders.

Gain on Troubled Debt Restructuring

Gain on Troubled Debt Restructuring consists of the gain recognized as a result of payment in an amount less than our total indebtedness on our revolving credit agreement with JPMorgan Chase Bank, N.A. (the “Agent”) and a syndicate of banks (the “2021 Credit Agreement”) terminating all liabilities under the 2021 Credit Agreement.

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

Bright HealthCare - premium revenue

There was no Bright HealthCare premium revenue for the year ended December 31, 2024, as we completed the sale of our California Medicare Advantage business effective January 1, 2024. For the year ended December 31, 2023, the sources of premium revenue for Bright HealthCare, within discontinued operations, were Medicare Part C premiums related to consumers’ medical benefit coverage and Part D premiums related to consumers’ prescription drug benefit coverage. Medicare Part C premiums are comprised of CMS monthly capitation premiums that are risk adjusted based on CMS defined formulas using consumers’ demographics and prior-year medical diagnoses. Medicare Part D premiums are comprised of CMS monthly capitation premiums that are risk adjusted, consumer billed premiums and CMS low-income premium subsidies for the Company’s insurance risk coverage. Medicare Part D premiums are subject to risk sharing with CMS under the risk corridor provisions based on profitability of the Part D benefit.

Investment income

The sources of investment income are interest income and realized gains and losses derived from the Company’s investment portfolio that is comprised of debt securities of the U.S. government and other government agencies, corporate investment grade, money market funds and various other securities.

Medical costs

For the year ended December 31, 2024, medical costs within discontinued operations consist of the run out of our Commercial products. For the year ended December 31, 2023 medical costs within discontinued operations consisted of reimbursements to providers for medical services, costs of prescription drugs, supplemental benefits, reinsurance and quality incentive and shared savings compensation to providers in relation to our Medicare Advantage business and the run out of our Commercial products. The Company contracted with hospitals, physicians and other providers of healthcare primarily within its exclusive provider networks under fee-for-service and value-based arrangements. Emergency medical services incurred out-of-network are a covered benefit to consumers and reimbursed to providers according to the Company’s payment policies that are based on applicable regulations. Prescription drug costs were determined based on the contracts with our pharmacy benefits managers, which includes pharmacy rebates that are received for certain drug utilization levels or contracted minimums. Dental, vision, and other supplemental medical services were provided to consumers under capitated arrangements. Reinsurance arrangements enable us to cede a specified percent of our premiums and claims to our third-party reinsurers. Under such contracts, the reinsurer is paid to cover claims-related losses over a specified amount, which mitigates catastrophic risk. We made quality incentive and shared savings compensation payments to certain providers in accordance with the terms of the contractual arrangement upon the achievement of certain financial and quality metrics.

Operating Costs

For the year ended December 31, 2024, operating costs within discontinued operations is costs incurred in support of the runout operations of our Commercial business as well as the gain on the sale of our California Medicare Advantage business. For the year ended December 31, 2023, operating costs within discontinued operations were direct expenses primarily incurred in the operation of our California Medicare Advantage business and support of the runout operations of our Commercial business. These include employee compensation for salaries and related benefit costs, outsourced vendor contracted service and technology fees, professional services, technological infrastructure and service fees and other administrative expenses.

Restructuring Charges

Restructuring charges are comprised of employee termination benefits, long-lived asset impairments and contract termination costs.

Goodwill Impairment

The 2023 Goodwill impairment within our discontinued operations is comprised of the impairment of our Bright HealthCare reporting unit. This impairment was driven by the $100.0 million decrease in the purchase price and additional contingencies and Tangible Net Equity (“TNE”) adjustments in connection with the sale of our California Medicare Advantage business. To estimate the fair value of the Bright HealthCare reporting unit we reduced the $500.0 million purchase price by $175.8 million, the amount, at December 31, 2023, that was subject to contingencies and TNE adjustments that create uncertainties in what would be the final adjusted purchase price as well as the transaction costs incurred to complete the sale. As the carrying value of the Bright HealthCare reporting unit exceeded the calculated fair value, we recognized an impairment of our goodwill. There was no impairment for the year ended December 31, 2024.

Business Update

Since our founding, we have been committed to uniquely aligning the interests of payors, providers, and consumers to deliver a better healthcare experience for all. As the healthcare industry continues to evolve and shift towards value-based care, we are confident in the future of our differentiated, value-driven care model focused on our two go-forward business segments, NeueCare and NeueSolutions.

NeueCare

Our NeueCare segment is focused on delivering value-driven, consumer-centric care through our owned clinics and partnerships with affiliated providers. We believe that when we tightly align the interests of stakeholders clinically, financially, and through data and technology, we can deliver better health outcomes and a truly personalized care experience.

In 2025, we expect to continue to drive growth in our NeueCare segment, strengthening relationships with our existing payor partners, engaging in new payor partnerships, and continuing to attract and retain consumers through our value-driven model. We see our ability to effectively manage a diverse population mix – agnostic of product category – as a key differentiator that will fuel future growth.

NeueSolutions

Our NeueSolutions segment is our provider enablement business focused on partnering with independent providers and medical groups to enable them to succeed in performance-based arrangements. NeueSolutions also supports our NeueCare business with care management, referral management, and other population health tools and capabilities. This business reflects our core and overarching focus on aligning interests to maximize value for all and represents a significant growth opportunity as more providers look to enter risk-bearing arrangements. We believe NeueSolutions provides a strong platform for our Company to continue to grow, enter new provider partnerships and manage a diverse population base. Specifically, we see potential growth opportunities to serve additional Medicaid consumers in partnership with Federally Qualified Health Centers and other provider groups, provided that Medicaid funding is not subject to significant cuts or restructuring or other proposed legislative changes.

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

NEA Merger Agreement

On December 23, 2024, NeueHealth entered into the NEA Merger Agreement with NH Holdings 2025, Inc., a Delaware corporation (“Parent”), and NH Holdings Acquisition 2025, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “NEA Merger”), through acquisition by the Parent at a price of $7.33 per common share in cash, with the Company surviving the NEA Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are indirectly controlled by private investment funds affiliated with New Enterprise Associates, Inc (“NEA”). If the NEA Merger is consummated, the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.

Key Metrics and Non-GAAP Financial Measures

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table provides the approximate numbers of consumers and patients served as of December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Value-Based Care Consumers	360,000	355,000
Enablement Services Lives	123,000	106,000

Key Metrics

Value-Based Care Consumers

Value-based care consumers are consumers attributed to providers contracted under various value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our NeueHealth owned or affiliated medical groups. We believe growth in the number of value-based care consumers is a key indicator of the performance of our NeueHealth business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth. We saw a year over year increase in value-based care consumers of approximately 4,000 consumers. Our focus is to continue to grow the number of value-based care consumers through third-party payor relationships.

Enablement Services Lives

Enablement services lives represent members attributed to NeueHealth by provider partner groups that are outside of the NeueHealth owned network. We bring the people, process, and technology platforms necessary to manage the administrative support for these value-based and risk arrangement members, on behalf of our provider partners. As a result of the value we drive, we ended the year with approximately 123,000 enablement services lives under contract within those organizations.

	Year Ended December 31,
($ in thousands)	2024	2023
Net Loss	$(99,717)	$(1,265,808)
Adjusted EBITDA (1)	$22,496	$(8,480)
(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as Net Loss excluding (income) loss from discontinued operations, interest expense, income taxes, transaction related costs, depreciation and amortization, share-based and long-term incentive compensation expense, restructuring and contract termination costs, impairment of goodwill and intangible assets, losses related to the bankruptcy of one of our ACO REACH partners, changes in the fair value of equity securities and derivatives, changes in the fair value of contingent consideration. Adjusted EBITDA has been presented in this Annual Report as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

The following table provides a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Net loss	$(99,717)	$(1,265,808)
(Income) Loss from Discontinued Operations	(2,341)	638,066
EBITDA adjustments from continuing operations:
Interest expense	18,701	38,203
Income tax (benefit) expense	2,597	(1,428)
Transaction related costs (a)	19,301	23,252
Depreciation and amortization (h)	14,658	18,296
Share-based and other long-term incentive compensation expense (b)	68,824	83,692
Restructuring and contract termination costs (e)	956	6,990
Impairment of goodwill and long-lived assets (h)	2,880	401,659
ACO REACH care partner bankruptcy (g)	3,475	36,454
Change in fair value of warrant liability (d)	3,661	13,971
Change in fair value of contingent consideration (i)	—	(1,827)
Held-for-sale operations (f)	19,812	—
Gain on troubled debt restructuring (c)	(30,311)	—
EBITDA adjustments from continuing operations	124,554	619,262
Adjusted EBITDA	$22,496	$(8,480)

(a)Transaction related costs include accounting, tax, valuation, consulting, legal and investment banking fees directly relating to financing initiatives and acquisitions or dispositions. These costs can vary from period to period and impact comparability, and we do not believe such transaction costs reflect the ongoing performance of our business. Included within transaction costs is $14.2 million of compensation expense that was recognized in relation to the purchase of the minority interest in Centrum for the year ended December 31, 2024. There was no compensation expense included within transaction costs for the year ended December 31, 2023.
(b)Represents non-cash compensation expense related to stock option and restricted stock unit award grants, which can vary from period to period based on several factors, including the timing, quantity and grant date fair value of the awards. Also includes estimated compensation expense that the Company has the option to pay in cash or shares of $6.4 million for the year ended December 31, 2024, which is a 2024-only deviation from the long-term incentive award plan.
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
(f)Beginning in the second quarter of 2024, Adjusted EBITDA excludes the impact of our operations classified as held-for-sale. For the year ended December 31, 2024, $11.4 million of intangible asset impairment expense was incurred as a result of classifying operations as held-for-sale. The comparable periods in 2023 have been recast to exclude these impacts.
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
(i)Represents the change in fair value of contingent consideration from business combinations, which is remeasured at fair value each reporting period.

Results of Operations
The following table summarizes our audited consolidated statements of income (loss) data for the years ended December 31, 2024 and 2023:

(in thousands)	Year Ended December 31,
Consolidated Statements of Income (loss) and operating data:	2024	2023
Revenue:
Capitated revenue	$259,881	$219,774
ACO REACH revenue	625,339	896,504
Service revenue	50,393	44,438
Investment income (loss)	1,044	86
Total revenue	936,657	1,160,802
Operating costs
Medical costs	742,140	996,582
Operating costs	273,900	287,138
Bad debt expense	14	27,407
Restructuring charges	956	6,990
Goodwill impairment	—	401,385
Intangibles impairment	11,411	—
Depreciation and amortization	15,646	18,296
Total operating costs	1,044,067	1,737,798
Operating loss	(107,410)	(576,996)
Interest expense	18,701	38,203
Warrant expense	3,661	13,971
Gain on troubled debt restructuring	(30,311)	—
Loss from continuing operations before income taxes	(115,359)	(629,170)
Income tax expense (benefit)	2,597	(1,428)
Net loss from continuing operations	(117,956)	(627,742)
Gain (Loss) from discontinued operations, net of tax	2,341	(638,066)
Net loss	(115,615)	(1,265,808)
Net (earnings) loss from continuing operations attributable to noncontrolling interests	(34,963)	114,354
Series A preferred stock dividend accrued	(42,184)	(40,139)
Series B preferred stock dividend accrued	(9,466)	(9,006)
Net loss attributable to NeueHealth, Inc. common shareholders	$(202,228)	$(1,200,599)
Adjusted EBITDA	$22,496	$(8,480)
Operating Cost Ratio (1)	29.2%	24.7%
_______________________
(1)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenue decreased by $224.1 million, or (19.3)%, for the year ended December 31, 2024, as compared to the same period in 2023. The decrease is driven by the decrease in our ACO REACH revenue aligned with our NeueSolutions segment which contributed $271.2 million of the decrease in total revenue, primarily driven by a decrease of approximately 20,000 aligned beneficiaries. The decrease in aligned beneficiaries is driven by the loss of the aligned beneficiaries to our former care partner Babylon as a result of their 2023 bankruptcy. Partially offsetting the decrease in ACO REACH revenue is a $40.1 million, or 18.2%, increase in our capitated revenue due to increased membership through our third-party payor contracts as compared to the year ended December 31, 2023. Service revenue increased $6.0 million, or 13.4%, as compared to the year ended December 31, 2023 driven by revenue from our enablement services contracts.

Medical costs decreased by $254.4 million, or 25.5%, for the year ended December 31, 2024, as compared to the same period in 2023. The decrease in medical costs was primarily driven by a decrease in beneficiaries aligned to our REACH ACOs.

Operating costs decreased by $13.2 million, or 4.6%, for the year ended December 31, 2024, as compared to the same period in 2023. The decrease in operating costs was primarily due to a decrease in professional fees incurred in the 2024 periods as compared to the 2023 periods; specifically, in 2023 we incurred transaction costs as we worked towards the sale of the California Medicare Advantage business while in 2024 there was no equivalent activity.

Our operating cost ratio of 29.2% for the year ended December 31, 2024 increased by 450 basis points as compared to the same period in 2023. The increase is driven by the decrease in revenue due to a decline in our ACO REACH aligned beneficiaries outweighing the decreases in our operating costs that have continued to decrease as part of our restructuring efforts.
Bad debt expense decreased by $27.4 million for the year ended December 31, 2024, as compared to the same period in 2023. During the year ended December 31, 2023 one of our ACO REACH care partners filed for bankruptcy in the third quarter resulting in a full allowance being established on the corresponding receivables. For the year ended December 31, 2024 there were no similar instances of a care partner filing for bankruptcy and no significant bad debt expense was incurred above standard credit loss allowances.

Our restructuring costs decreased by $6.0 million for the year ended December 31, 2024, as compared to the same period in 2023. This decrease was driven by $5.9 million of restructuring charges related to employee termination benefits for the year ended December 31, 2023 as compared to $1.0 million for the year ended December 31, 2024.
Goodwill impairment expense decreased $401.4 million for the year ended December 31, 2024, as compared to the same period in 2023. For the year ended December 31, 2023, due to the decline in our stock price and market capitalization, we fully impaired the goodwill assigned to our NeueCare reporting segment; there was no equivalent activity for the year ended December 31, 2024.
We recognized $11.4 million in impairments of intangible assets as a result of classifying AssociatesMD Medical Group, Inc. (“AMD”) as held-for-sale. In our held-for-sale analysis we concluded the carrying value of the AMD disposal group exceeded its estimated fair value set equivalent to an expected sale price; as such we fully impaired all long-lived assets. We recognized no impairments of intangible assets for the year ended December 31, 2023.
Depreciation and amortization decreased by $2.7 million, or 14.5%, for the year ended December 31, 2024, as compared to the same period in 2023. The decrease is primarily driven by a corresponding decrease in property and equipment assets as well as intangible assets.

Interest expense decreased $19.5 million, or 51.0%, for the year ended December 31, 2024, as compared to the same period in 2023. The decrease is primarily due to the payoff of the 2021 Credit Agreement in January 2024.

We recognized warrant expense of $3.7 million for the year ended December 31, 2024, as compared to $14.0 million in the same period in 2023. This is a result of the 2023 Warrantholders Agreement executed in conjunction with the 2023 Credit Agreement. In the third quarter of 2023 we recognized the expense for the warrants available to be issued under the 2023 Warrantholders Agreement executed in conjunction with the 2023 Credit Agreement. In 2024, we continued to fair value the warrants available to be issued under the 2023 Warrantholders Agreement as well as the warrantholders agreements executed in conjunction with the commitment increase of the 2023 Credit Agreement and the Hercules Credit Agreement in the second quarter of 2024.

Income tax expense was $2.6 million for the year ended December 31, 2024, as compared to the $1.4 million income tax benefit for the year ended December 31, 2023. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. The tax expense recognized during the year ended December 31, 2024 primarily relates to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. The benefit for the year ended December 31, 2023 largely relates to the removal of the accrued amortization of originating goodwill from asset acquisitions and estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

Loss from discontinued operations decreased by $640.4 million for the year ended December 31, 2024, as compared to the same period in 2023. The decrease is primarily driven by the sale of the California Medicare Advantage business that occurred in January 2024, significantly decreasing our total discontinued operations. Additionally, the decrease is attributable to being two years into the runout of our Commercial business as of December 31, 2024 as compared to only one year into runout as of December 31, 2023.

NeueCare
(in thousands)	Year Ended December 31,
Statements of income (loss) and operating data:	2024	2023

Revenue:
Capitated revenue	259,881	219,774
Service revenue	40,646	41,559
Investment income	711	—
Total unaffiliated revenue	301,238	261,333
Affiliated revenue	12,489	5,876
Total segment revenue	313,727	267,209
Operating expenses
Medical costs	131,541	97,483
Operating costs	128,672	119,922
Bad debt expense	—	4,984
Restructuring charges	—	130
Goodwill impairment	—	401,385
Intangible asset impairment	11,411	—
Depreciation and amortization	12,538	12,651
Total operating expenses	284,162	636,555
Operating loss	$29,565	$(369,346)

NeueCare capitated revenue increased by $40.1 million, or 18.2%, for the year ended December 31, 2024, as compared to the same period in 2023. The increase was a result of increased membership through our third-party payor contracts as compared to the year ended December 31, 2023. Our Value-Based Care Consumers within NeueCare increased approximately 10,000 from December 31, 2023 to December 31, 2024.

NeueCare’s service revenue decreased $0.9 million for the year ended December 31, 2024, as compared to the same period in 2023. The decrease in NeueCare’s service revenue for the year ended December 31, 2024 was primarily driven by a change in our estimated implicit price concessions for our fee-for-service contracts to reflect more current collection trends.

NeueCare’s investment income increased by $0.7 million for the year ended December 31, 2024, as compared to the same period in 2023. The investment income in the current year is attributable to a financial guarantee with a third-party payor invested in a certificate of deposit; there were no equivalent investments in the same periods in 2023.

Affiliated revenue increased to $12.5 million for the year ended December 31, 2024, as compared to $5.9 million for the year ended December 31, 2023. The increase in affiliated revenue is due to fluctuations in ACO surplus at our owned providers.

Medical costs increased by $34.1 million, or 34.9%, for the year ended December 31, 2024, as compared to the same period in 2023. The increase is partially a result of increases in our value-based care lives through third-party payor contracts including an increase of $10.3 million in provider capitation paid to our external affiliate partners for the year ended December 31, 2024. Additionally, the increase is partially attributable to shifts from partial risk share arrangements in 2023 to full risk share arrangements in 2024 for certain of our payor partners.

Operating costs increased by $8.8 million, or 7.3%, for the year ended December 31, 2024, as compared to the same period in 2023. The increase is primarily driven by higher payroll expense to support the increase in value-based care lives attributed to third-party payor contracts.
Goodwill impairment expense decreased $401.4 million for the year ended December 31, 2024, as compared to the same period in 2023. For the year ended December 31, 2023, due to the decline in our stock price and market capitalization, we fully impaired the goodwill assigned to our NeueCare reporting segment; there was no equivalent activity for the year ended December 31, 2024.
We recognized $11.4 million in impairments of intangible assets as a result of classifying AMD as held-for-sale. In our held-for-sale analysis we concluded the carrying value of the AMD disposal group exceeded its estimated fair value set equivalent to an expected sale price; as such we fully impaired all long-lived assets. We recognized no impairments of intangible assets for the year ended December 31, 2023.
NeueCare’s bad debt expense decreased by $5.0 million for the year ended December 31, 2024, as compared to the same period in 2023. For the year ended December 31, 2023 we recognized bad debt expense as a result of a change in our expectation and estimation of the collectability of certain asset pools. For the year ended December 31, 2024 changes in our estimated collectability was primarily recognized as a reduction in revenue as implicit price concessions.

Depreciation and amortization remained relatively flat for the year ended December 31, 2024, as compared to the same period in 2023.

NeueSolutions
($ in thousands)	Year Ended December 31,
Statements of income (loss) data:	2024	2023

Revenue:
ACO REACH revenue	625,339	896,504
Service revenue	9,747	2,879
Total revenue	635,086	899,383
Operating expenses
Medical costs	623,089	904,986
Operating costs	17,243	14,474
Bad debt expense	17	22,423
Total operating expenses	640,349	941,883
Operating loss	$(5,263)	$(42,500)

NeueSolutions’ ACO REACH revenue decreased by $271.2 million, or 30.2% for the year ended December 31, 2024. The decrease is primarily driven by a decrease of approximately 20,000 aligned beneficiaries for the year ended December 31, 2024, as compared to the same period in 2023. The decrease in aligned beneficiaries is driven by the loss of the aligned beneficiaries to our former care partner Babylon as a result of their 2023 bankruptcy.

NeueSolutions’ service revenue increased by $6.9 million, for the year ended December 31, 2024, as compared to the same period in 2023. The increase in service revenue was driven by revenue from our enablement services contracts.

NeueSolutions’ medical costs decreased by $281.9 million, or 31.1%, for the year ended December 31, 2024, as compared to the same period in 2023. The decrease in medical costs is attributable to a decrease of approximately 20,000 aligned beneficiaries for the year ended December 31, 2024, as compared to the same period in 2023.

NeueSolutions’ operating costs increased by $2.8 million, or 19.1%, for the year ended December 31, 2024, as compared to the same period in 2023. These increases were driven by the additional technology expenses supporting the growing enablement services business.
Bad debt expense decreased by $22.4 million for the year ended December 31, 2024, as compared to the same period in 2023. During the year ended December 31, 2023 one of our ACO REACH care partners filed for bankruptcy in the third quarter resulting in a full allowance being established on the corresponding receivables. For the year ended December 31, 2024 there were no similar instances of a care partner filing for bankruptcy and no significant bad debt expense was incurred above standard credit loss allowances.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for geographic and service offering expansion, acquisitions, and other general corporate purposes. We have historically funded our operations and acquisitions primarily through the sale of preferred stock, sales of our common stock and debt financing arrangements.

We believe that the existing cash on hand and investments will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the consolidated financial statements contained in this Annual Report are issued, for items such as IFP risk adjustment payables, medical costs payable, remaining obligation to the deconsolidated entity, and other liabilities. In response to these conditions, management continues to implement plans to drive positive operating cash flow and achieve the requirements in the existing debt agreements to access additional liquidity. However, the Company may not fully collect the remaining $10.0 million of indemnity-related contingent consideration associated with the sale of the California Medicare Advantage business, may not be able to access other tranches of the loan and security agreement with Hercules Capital, Inc., and may not be able to recapture through dividends additional cash from its regulated insurance entities, as these matters are all subject to conditions that are not fully within the Company’s control. In the event the Company is unable to access this additional liquidity or take other management actions, among other potential consequences, the Company forecasts that it will be unable to satisfy its obligations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2024, we had $185.4 million in cash and cash equivalents and $17.4 million in short-term investments across our continuing and discontinued operations. As of December 31, 2024, we had no long-term investments across our continuing and discontinued operations. As of December 31, 2023, we had $375.3 million in cash and cash equivalents, $35.6 million in short-term investments, and no long-term investments across our continuing and discontinued operations. Our cash and investments are held at non-regulated entities and regulated insurance entities.

As of December 31, 2024, we had non-regulated cash and cash equivalents of $83.3 million and non-regulated short-term investments of $9.9 million. As of December 31, 2024, we had no non-regulated long-term investments. As of December 31, 2023, we had non-regulated cash and cash equivalents of $87.3 million, and non-regulated short-term investments of $6.3 million. As of December 31, 2023, we had no non-regulated insurance entity long-term investments.

As of December 31, 2024, we had regulated insurance entity cash and cash equivalents of $102.1 million and short-term investments of $7.5 million. As of December 31, 2024, we had no regulated insurance entity long-term investments. As of December 31, 2023, we had regulated insurance entity cash and cash equivalents of $288.0 million and short-term investments of $29.4 million. As of December 31, 2023, we had no regulated insurance entity long-term investments.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The Company declared $39.2 million of dividends approved for payment from the regulated insurance entities the year ended December 31, 2024 and no dividends from the regulated insurance entities during the year ended December 31, 2023. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. Our regulated subsidiaries had a net deficit of statutory capital and surplus of $211.3 million and $225.0 million, as of December 31, 2024 and 2023, respectively. We are out of compliance with the minimum levels of capital for certain of our regulated insurance legal entities.

Indebtedness

In March 2021, we entered into a $350.0 million revolving credit agreement with JPMorgan Chase Bank, N.A. (the “Agent”) and a syndicate of banks (the “2021 Credit Agreement”), which was set to mature on February 28, 2024. On

January 2, 2024, the Termination (as defined below) occurred and, as of that date we had no outstanding borrowings on the 2021 Credit Agreement.

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

On April 8, 2024, the Company and NEA 18 Venture Growth Equity, L.P., New Enterprise Associates 17, L.P., New Enterprise Associates 16, L.P. and New Enterprise Associates 15, L.P. (collectively, the “NEA Lenders”) entered into Incremental Amendment No. 2 (“Incremental Amendment No. 2”) to the 2023 Credit Agreement to provide for a term loan commitment increase in an aggregate principal amount of up to $30.0 million by the NEA Lenders under the 2023 Credit

Agreement. Loans under Incremental Amendment No. 2 of the 2023 Credit Agreement have the same terms as loans under the original term loan commitments provided by the NEA Lenders.

On June 21, 2024, in conjunction with closing on the Hercules Credit Agreement (as defined below), the Company entered into an amendment (“Amendment No. 3”) to the 2023 Credit Agreement to modify the maturity date of the 2023 Credit Agreement to be August 31, 2028, 91 days subsequent to the maturity of the Hercules Credit Agreement.

As of December 31, 2024, we had $96.4 million of long-term borrowings under the 2023 Credit Agreement. There are no available borrowings under the 2023 Credit Agreement.

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

Tranche 1: $30.0 million term loan at closing.

Tranche 2: up to $25.0 million term loan was available from November 10 – December 31, 2024, subject to the following conditions: (i) the Company has achieved the “Consolidation Condition” or the “2025 Stars Condition” (each as defined in the Hercules Credit Agreement), and (ii) there has been no material adjustments to the expected payment amount of the “Consolidation and Adjustment Escrow Amount” after giving effect to the “CHP Enrollee Adjustment”, if any (each as defined in the Hercules Credit Agreement); in each case, based upon written evidence provided to, reviewed and approved by Hercules in its reasonable discretion.

Tranche 3: up to $45.0 million term loan that will be available from February 15 – September 15, 2025, subject to the following conditions: (i) the Company has satisfied in full the CMS Settlement and the ACO REACH Deficit Obligation (each as defined in the Hercules Credit Agreement), and (ii) after giving effect to the aforementioned clause (i) and the draw down in full of the available Tranche 3 Advances, the Loan Parties maintain Qualified Cash (as defined in the Hercules Credit Agreement) in an amount greater than or equal to $22,500,000; in each case based upon written evidence provided to, reviewed and approved by Hercules in its reasonable discretion.

Tranche 4: up to $50.0 million term loan that was available from June 21, 2024 and ending on June 1, 2027, upon further approval by Hercules’s investment committee.

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

The 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement contain a dilutive issuance provision providing that the number of shares issuable under outstanding warrants be increased upon issuance by the Company of shares of common stock (or the issuance of securities convertible into, or exchangeable for, shares of common stock) with a market price lower than that of August 29, 2023, in the case of the 2023 Warrantholders Agreement, and April 30, 2024, in the case of the NEA 2024 Warrantholders Agreement. The number of shares issuable under the warrants issued under the 2023 Warrantholders Agreement and NEA 2024 Warrantholders Agreement were increased by 41,158 as a result of the issuance of 225,000 warrants under the Hercules Warrantholders Agreements on June 21, 2024. As of the date of this report no warrants are available to be issued under the NEA 2024 Warrantholders Agreement.

On October 29, 2024, the Company entered into a Unit Purchase Agreement with Medical Practice Holding Company, LLC, RRD Healthcare, LLC (“RRD”) (“Seller”), Centrum and the other parties named therein (the “Centrum Transaction”), pursuant to which we purchased RRD’s remaining 25% equity interest in Centrum for a total consideration of $102.0 million, which included a secured promissory note (“Centrum Promissory Note”) we issued in the principal amount of $64.0 million bearing a cash interest rate of 6% per annum, payable monthly. It is due on October 29, 2028 and all or any portion may be prepaid at any time without penalty or premium. This note is secured by second priority liens on substantially all assets of the Company and its subsidiaries.

As part of the Centrum Transaction, NeueHealth agreed to pay the former holders of the P-Unit Awards, on behalf of RRD, $2.0 million due in 2025 and another $6.0 million due in 2028 in return for the cancellation of the P-Unit Awards.

As of December 31, 2024, we had letters of credit unrelated to the 2021 Credit Agreement of $16.5 million, as well as surety bonds of $19.7 million. On our Consolidated Balance Sheets, $26.4 million of the cash and cash equivalents and $9.9 million of the short-term investments is restricted as collateral.

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

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(123,217)	$(2,726,546)
Net cash provided by investing activities	186,894	1,119,630
Net cash (used in) provided by financing activities	(253,552)	49,906
Net decrease in cash and cash equivalents	$(189,875)	$(1,557,010)
Cash and cash equivalents at beginning of year	375,280	1,932,290
Cash and cash equivalents at end of year	$185,405	$375,280

Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $123.2 million as compared to $2.7 billion of net cash used in operating activities for the same period in 2023. This fluctuation was primarily driven by our Commercial business being in the first year of runout in 2023. Specifically, throughout 2023 we settled the majority of our risk adjustment and medical costs payable for the 2022 plan year. While there were some payments made in 2024 as the runout of the Commercial business continued, they were not as significant as they were in 2023. Our 2024 operating cash flows more closely aligned to our continuing operations.

Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was $186.9 million as compared to $1.1 billion for the same period in 2023,. The decrease was primarily attributable to a decrease in the proceeds of investment sales of $2.0 billion during the year ended December 31, 2024, as compared to the year ended December 31, 2023; we sold a significant portion of our investment portfolio in 2023 to have sufficient funds to settle the majority of our risk adjustment payable for the 2022 plan year; we did not have equivalent activity for the year ended December 31, 2024. Investment purchases also decreased by $822.1 million during the year ended December 31, 2024, as compared to the same period in 2023.

Financing Activities

During the year ended December 31, 2024, net cash used in financing activities was $253.6 million compared to net cash provided by financing activities of $49.9 million during the year ended December 31, 2023. This fluctuation is a result of the payoff of our short-term debt using a portion of the proceeds from the sale of our California Medicare Advantage business during 2024. There was no equivalent debt payoff activity during the year ended December 31, 2023.

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

Value-based Risk Sharing Programs with Payors

Our participation in value-based care models, such as shared savings/shared-risk and capitated risk-sharing arrangements are geared towards fostering care coordination, enhancing the quality of care delivered, and aligning incentives around the healthcare expenditures for assigned beneficiaries. The accounting for these arrangements involves estimation given the inherent uncertainties involved in measuring current performance due to the significant lag time for items such as claims information. Changes to these estimates over time have the potential to impact our financial results and overall performance.

Within our NeueCare segment, we contract with third party payors to provide defined healthcare services needed by an assigned, eligible beneficiary in exchange for a predetermined capitation fee and risk sharing bonus. Under these models, we are incentivized to coordinate care for aligned beneficiaries by sharing a percentage of net savings (upside risk) or bearing losses on excessive costs (downside risk). We contract separately with each payor; the criteria used to determine the risk sharing bonus vary including the amount of upside risk (surplus) and downside risk (deficit) we assume for aligned beneficiaries. Under each arrangement there is a targeted medical loss ratio; if the actual medical loss ratio is less than the target then a surplus is earned that the payor must pay, however if the medical loss ratio exceeds the target, we recognize a deficit and must pay the payor.

Our surplus or deficit under the capitation arrangements varies based on the percentage of the third party payors’ premiums that are allocated to the risk sharing formula, and the ultimate costs of the covered services, including (i) the capitation payments we are entitled to and (ii) the costs of claims paid to third-party providers for any necessary covered services.

Medical Costs Payable

Medical costs payable includes estimates for the costs of healthcare services consumers have received but for which claims have not yet been received or processed. In the previous year medical costs payable included claims related to medical care services covered by the California Medicare Advantage business, which can have a longer claims runout period and therefore greater variability in the estimate of those costs payable. In the current year, as a result of the sale of the California Medicare Advantage business, all claims payable related to medical care services are within the ACO REACH line of business where runout is limited to three months after the end of a performance year per the terms of the ACO REACH Participation Agreement.

In each reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs of our continuing operations in 2024 and 2023 included favorable medical cost development related to prior years of $8.1 million and $1.1 million, respectively.

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

Completion Factors: A completion factor measures the percentage of paid claims completion relative to an estimate of the total expected ultimate claims at a given point in time for medical services incurred in a given month. Completion factors are the most significant assumptions used in developing our estimate of medical costs payable. For periods prior to the two or three most recent months, completion factors are typically more complete and deemed credible for reliance in estimating unpaid medical claims. For the most recent two or three months, the completion factors are deemed less credible for reliance, and estimates of incurred claims are derived from prior incurred medical PMPM claims experience and adjusted as appropriate for other considerations such as seasonality, to arrive at forecasted incurred PMPM medical costs to generate estimates of ultimate incurred claims for the most recent three months. There is additional consideration in estimating the ACO REACH claim reserve to account for the limited run out of March 31, 2025 for any 2024 date of service claim. Any claim adjudicated after March 31, 2025 is not a NeueHealth liability per the terms of the ACO REACH Participation Agreement, and a historical run out study informs the Company on how to make reserve adjustments.

The following table illustrates the sensitivity of the completion factors and the estimated potential impact on our medical costs payable estimates as of December 31, 2024:

Completion Factors (Decrease) Increase in Factors	Increase (Decrease) in Medical Costs Payable
(in thousands)
(3.00)%	$1,745
(2.00)%	1,151
(1.00)%	570
1.00%	(559)
2.00%	(1,106)
3.00%	(1,643)

The completion factors analysis above includes a wide range of possible outcomes based on the early stage of development, combined with strong growth, that may drive additional volatility. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2024; however, actual claim payments may differ from established estimates as discussed above.

Assuming a hypothetical 1% difference between our December 31, 2024 estimates of continuing operations medical costs payable and actual continuing operations medical costs payable net earnings would have increased or decreased by approximately $1.2 million.

See Note 4 in the Notes to Consolidated Financial Statements for additional detail on our medical costs payable.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NeueHealth, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in redeemable preferred stock and shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of operating losses, negative cash flows from operations and does not have sufficient cash on hand or available liquidity to meet its obligations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Centrum Value-based Risk Sharing Receivables – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company’s value-based care provider subsidiary, Centrum, recognizes surplus amounts outstanding related to value-based risk sharing programs with payors within Accounts receivable. The Centrum Value-based Risk Sharing Receivables outstanding are estimated using contractual risk sharing formulas which include targeted medical loss ratios, actual premiums, and the ultimate costs of covered services to allocated beneficiaries assigned to the Company under the agreements.

We identified the Centrum Value-based Risk Sharing Receivables as a critical audit matter because of the significant assumptions made by management in estimating the receivables. This required complex auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s assumptions used to develop the recorded receivables.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Centrum Value-based Risk Sharing Receivables included the following, among others:

•We tested the design and implementation of management’s control over management’s estimate of the Centrum Value-based Risk Sharing Receivables balance.

•Performed a retrospective review comparing management’s prior year estimate of the Centrum Value-based Risk Sharing Receivables balance to final settlements made with third-party payors in the current year.

•Developed an independent estimate of the Value-based Risk Sharing Receivables balance using historical information and data provided to the Company by third-party payors.

Deloitte & Touche LLP

Minneapolis, Minnesota

March 21, 2025

We have served as the Company's auditor since 2020.

NeueHealth, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$83,295	$87,299
Short-term investments	9,871	6,265
Accounts receivable, net of allowance of $27 and $14,023, respectively	36,594	39,084
ACO REACH performance year receivable	95,075	115,878
Current assets of discontinued operations (Note 19)	173,006	822,570
Prepaids and other current assets	36,807	17,831
Total current assets	434,648	1,088,927
Other assets:
Property, equipment and capitalized software, net	11,240	14,499
Intangible assets, net	71,064	93,238
Other non-current assets	27,431	28,816
Total other assets	109,735	136,553
Total assets	$544,383	$1,225,480
Liabilities, Redeemable Noncontrolling Interests, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$124,360	$157,903
Accounts payable	6,298	11,841
Short-term borrowings	2,000	303,947
Current liabilities of discontinued operations (Note 19)	344,651	699,758
Risk share payable to deconsolidated entity	123,981	123,981
Warrant liability	29,738	13,971
Other current liabilities	79,200	79,856
Total current liabilities	710,228	1,391,257
Long-term borrowings	202,614	66,400
Other liabilities	17,649	22,441
Total liabilities	930,491	1,480,098
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	48,580	88,908
Redeemable Series A preferred stock, $0.0001 par value; 750,000 shares authorized in 2024 and 2023; 750,000 shares issued and outstanding in 2024 and 2023	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2024 and 2023; 175,000 shares issued and outstanding in 2024 and 2023	172,936	172,936
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2024 and 2023; 8,320,959 and 8,053,576 shares issued and outstanding in 2024 and 2023, respectively	1	1
Additional paid-in capital	3,099,423	3,056,027
Accumulated deficit	(4,442,529)	(4,307,849)
Accumulated other comprehensive loss	—	(122)
Treasury stock, at cost, 31,526 shares at December 31, 2024 and 2023	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(1,355,105)	(1,263,943)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$544,383	$1,225,480

See accompanying Notes to Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023
Revenue:
Capitated revenue	$259,881	$219,774
ACO REACH revenue	625,339	896,504
Service revenue	50,393	44,438
Investment income	1,044	86
Total revenue	936,657	1,160,802
Operating expenses:
Medical costs	742,140	996,582
Operating costs (including gain on disposal of $1,185 and $0, respectively)	273,900	287,138
Bad debt expense	14	27,407
Restructuring charges	956	6,990
Goodwill impairment	—	401,385
Intangible assets impairment	11,411	—
Depreciation and amortization	15,646	18,296
Total operating expenses	1,044,067	1,737,798
Operating loss	(107,410)	(576,996)
Interest expense	18,701	38,203
Warrant expense	3,661	13,971
Gain on troubled debt restructuring	(30,311)	—
Loss from continuing operations before income taxes	(99,461)	(629,170)
Income tax expense (benefit)	2,597	(1,428)
Net loss from continuing operations	(102,058)	(627,742)
Gain (Loss) from discontinued operations, net of tax (including gain on disposal of $66,201 and $0, respectively) (Note 19)	2,341	(638,066)
Net loss	(99,717)	(1,265,808)
Net (income) loss from continuing operations attributable to noncontrolling interests	(34,963)	114,354
Series A preferred stock dividend accrued	(42,184)	(40,139)
Series B preferred stock dividend accrued	(9,466)	(9,006)
Net loss attributable to NeueHealth, Inc. common shareholders	$(186,330)	$(1,200,599)

Basic and diluted (loss) income per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(22.93)	$(70.72)
Discontinued operations	0.28	(80.22)
Basic and diluted loss per share	(22.65)	(150.94)

Basic and diluted weighted-average common shares outstanding	8,226	7,954

See accompanying Notes to Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Years Ended December 31,
	2024	2023
Net loss	$(99,717)	$(1,265,808)
Other comprehensive income:
Unrealized investment holding gains (losses) arising during the year, net of tax of $0 and $0, respectively	135	1,762
Less: reclassification adjustments for investment gains (losses), net of tax of $0 and $0, respectively	13	(2,545)
Other comprehensive income	122	4,307
Comprehensive loss	(99,595)	(1,261,501)
Comprehensive loss (income) attributable to noncontrolling interests	(34,963)	114,354
Comprehensive loss attributable to NeueHealth, Inc. common shareholders	$(134,558)	$(1,147,147)
See accompanying Notes to Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries

Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)		Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares*	Amount
Balance at December 31, 2022	925	920,417	7,878	$1	$2,972,333	$(3,156,395)		$(4,429)	$(12,000)	$(200,490)

Net loss	—	—	—	—	—	(1,151,454)		—	—	(1,151,454)
Issuance of common stock	—	—	176	—	2	—		—	—	2
Share-based compensation	—	—	—	—	83,692	—		—	—	83,692
Equity-classified warrants issued	—	—	—	—	—	—		—	—	—
Equity distributions to non-controlling interest holders	—	—	—	—	—	—		—	—	—
Purchase of non-controlling interests	—	—	—	—	—	—		—	—	—
Other comprehensive loss	—	—	—	—	—	—		4,307	—	4,307
Balance at December 31, 2023	925	920,417	8,054	1	$3,056,027	$(4,307,849)		$(122)	$(12,000)	$(1,263,943)

Net loss	—	—	—	—	—	(134,680)		—	—	(134,680)
Issuance of common stock	—	—	267	—	—	—		—	—	—
Share-based compensation	—	—	—	—	62,423	—		—	—	62,423
Equity-classified warrants issued	—	—	—	—	1,157	—		—	—	1,157
Equity distributions to non-controlling interest holders	—	—	—	—	(7,020)	—	—	—	—	(7,020)
Purchase of non-controlling interests	—	—	—	—	(13,164)	—		—	—	(13,164)
Other comprehensive loss	—	—	—	—	—	—		122	—	122
Balance at December 31, 2024	925	$920,417	8,321	$1	$3,099,423	$(4,442,529)		$—	$(12,000)	$(1,355,105)
*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 80 reverse stock split

See Notes to Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(99,717)	$(1,265,808)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,646	24,167
Impairment of intangible assets	11,411	—
Impairment of goodwill	—	587,535
Share-based compensation	70,207	83,692
Payment-In-Kind (“PIK”) Interest	17,005	—
Deferred income taxes	—	(3,063)
Gain on troubled debt restructuring	(30,311)	—
Net accretion of investments	(229)	(17,986)
Loss on disposal of property, equipment, and capitalized software	709	6,418
Gain on sale of California MA business	(65,210)	—
Other, net	5,135	1,858
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(2,001)	(7,756)
ACO REACH performance year receivable	20,803	(16,697)
Other assets	(10,162)	191,441
Medical cost payable	(55,254)	(635,616)
Risk adjustment payable	(14,311)	(1,652,744)
Accounts payable and other liabilities	(3,941)	(149,325)
Unearned revenue	79	(10,614)
Warrant liability	16,924	13,971
Risk share payable to deconsolidated entity	—	123,981
Net cash used in operating activities	(123,217)	(2,726,546)
Cash flows from investing activities:
Purchases of investments	(14,963)	(837,074)
Proceeds from sales, paydowns, and maturities of investments	7,069	1,960,283
Purchases of property and equipment	(2,333)	(2,897)
Proceeds from sale of business, net	197,121	(682)
Net cash provided by investing activities	186,894	1,119,630
Cash flows from financing activities:
Proceeds from long-term borrowings	119,804	66,400
Proceeds from short-term borrowings	2,000	—
Repayments of short-term borrowings	(273,636)	—
Purchase of non-controlling interests	(93,950)	—
Distribution to non-controlling interest holders	(7,770)	(16,494)
Net cash (used in) provided by financing activities	(253,552)	49,906
Net decrease in cash and cash equivalents	(189,875)	(1,557,010)
Cash and cash equivalents of continuing and discontinued operations– beginning of year	375,280	1,932,290
Cash and cash equivalents of continuing and discontinued operations– end of year	$185,405	$375,280
Supplemental disclosures of cash flow information:
Issuance of equity warrants	$1,157	$—
Changes in unrealized gain (loss) on available-for-sale securities in OCI	122	4,307
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

We have two market facing businesses: our NeueCare business and NeueSolutions business. NeueCare is our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“ACA”) Marketplace, Medicare, and Medicaid. NeueSolutions is our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements.

NEA Merger Agreement: On December 23, 2024, NeueHealth entered into the NEA Merger Agreement with NH Holdings 2025, Inc., a Delaware corporation (“Parent”), pursuant to which, and subject to the conditions set forth therein, the Company will become a wholly owned subsidiary of Parent. Parent is indirectly controlled by private investment funds affiliated with New Enterprise Associates, Inc. (the “NEA Merger”).

The completion of the NEA Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including (a) the adoption of the NEA Merger Agreement by the affirmative vote of the holders of a majority of the voting power of the outstanding shares of Company Common Stock and Company Preferred Stock (voting on an as-converted basis), voting together as a single class, that are entitled to vote thereon (the “Company Stockholder Approval”), (b) the absence of any law or order prohibiting, enjoining or making illegal the consummation of the NEA Merger and (c) all specified regulatory filings and approvals required in connection with the transactions contemplated by the NEA Merger Agreement having been made or received, as applicable. The obligation of each party to consummate the NEA Merger is also subject to the fulfillment or waiver of certain customary unilateral closing conditions, including the other party’s (or parties’) representations and warranties being true and correct (subject to certain customary materiality qualifiers) and the other party (or parties) having performed in all material respects its (or their) obligations under the NEA Merger Agreement. The obligation of each of Parent and Merger Sub to consummate the NEA Merger is additionally conditioned upon there not having been imposed any Burdensome Condition (as defined in the NEA Merger Agreement) in connection with the receipt of the regulatory approvals required in connection with the transactions contemplated by the NEA Merger Agreement.

The required closing conditions have yet to be obtained, and there is no assurance that all of them will be obtained.

Sale of California Medicare Advantage Business: Effective as of January 1, 2024, this transaction was consummated for an aggregate purchase price of $500.0 million subject to certain contingencies adjustments relating to Tangible Net Equity (“TNE”). The Consolidation and Adjustment Escrow review has been completed and $61.1 million was released from escrow to the Company on March 17, 2025; this receivable has been recognized within current assets of discontinued operations in the Consolidated Balance Sheets. A corresponding $65.2 million gain was recognized within gain (loss) from discontinued operations in the Consolidated Statements of Income (Loss). Refer to Note 19, Discontinued Operations for additional information.

CMS Modified Repayment Agreements: On March 13, 2025, our insurance subsidiaries in Colorado and Florida entered into modified repayment agreements with respect to the remaining unpaid amount of their risk adjustment obligations for an aggregate amount of $271.8 million (the “Modified Repayment Agreements”). The remaining amount owed under the Modified Repayment Agreements is due September 15, 2026 and bears interest at a rate of 11.5% per annum.

The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “NEUE”.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

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

ACO REACH Revenue Recognition: Accountable Care Organizations (“ACO”) Realizing Equity, Access, and Community Health (“REACH”) revenue is recorded in accordance with ASC 460, Guarantees (“ASC 460”). At the inception of the performance year, NeueHealth measures and recognizes the performance guarantee receivable and obligation, issued in a standalone arm’s length transaction, using the practical expedient to fair value as set forth in ASC 460-10-30-2(a). Consistent with ASC 460-10-25-4, which provides that a guarantor shall recognize in its statement of financial position a liability for that guarantee, we estimate the annualized benchmark recognized as the ACO REACH performance year obligation on the Consolidated Balance Sheets. On a periodic basis the Center for Medicare and Medicaid Services (“CMS”) adjusts the estimated Performance Year Benchmark based upon revised trend assumptions and changes in attributed membership. CMS will also estimate the shared savings or loss for the REACH ACO periodically based upon the estimated Performance Year Benchmark, changes to membership and various other assumptions. Additionally, when the guarantee is issued in a standalone transaction for a premium, the offsetting entry should be considered received according to ASC 460-10-25-4; as such we recognize the ACO REACH performance year receivable on the Consolidated Balance Sheets. The estimated Performance Year Benchmark is our best estimate of our obligation as we are unable to estimate the potential shared savings or loss due to the “stop-loss arrangement”, risk corridor components of the agreement, and a number of variables including but not limited to risk ratings and benchmark trends that could have an inestimable impact on estimated future payments.

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

The above discussion of the ASC 460 accounting treatment for our ACO REACH revenue is related only to the guarantee of the performance of our ACO REACH care partners and not for the performance of our NeueCare affiliates. The revenue generated

NeueHealth, Inc.
Notes to Consolidated Financial Statements

from the services provided by our NeueCare affiliates is within the scope exception identified within ASC 460-10-15-7(i). a guarantee or an indemnification of an entity’s own performance. As such, reported within ACO REACH revenue on the Consolidated Statements of Income (Loss), there is $2.2 million and $1.8 million, for the years ended December 31, 2024 and 2023, respectively, of revenue presented gross in accordance with ASC 606 related to our NeueCare clinics that are Participating Providers within our REACH ACOs.

Service Revenue Recognition: We generate service revenue from providing primary care services to patients in our medical clinics. Our service revenues include net patient service revenues that we bill the consumer or their insurance plan on a fee-for-service basis. We recognize this revenue as medical services are rendered. Generally patients who are covered by third-party payors are responsible for related deductibles and coinsurance, which vary in amount. We estimate the transaction price for patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change.

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

In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the most recent months, we estimate claim costs incurred by applying observed medical cost trend factors to the average per consumer per month medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. For months prior to the most recent months, we apply the completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months. These estimates may change as actuarial methods change or as underlying facts upon which the estimates are based change. Management believes the amount of medical costs payable is the best estimate of our liability as of December 31, 2024; however, actual payments may differ from those established estimates. Note 4, Medical Costs Payable, discusses the development of paid and incurred claims and provides a rollforward of medical costs payable.

Quality incentive and shared savings payables to providers are calculated under the contractual terms of each respective agreement. Medical costs payable included $16.0 million and $2.4 million under these contracts at December 31, 2024 and 2023, respectively.

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Restricted Cash and Investments: We hold pledged certificates of deposit, surety bonds, and cash as financial guarantees to certain payors and for certain lease requirements. Restricted investments are carried at amortized cost and are included in cash and cash equivalents and short-term investments in the Consolidated Balance Sheets. Refer to Note 13, Commitments and Contingencies for balances of these restricted financial assets at December 31, 2024 and 2023.

Accounts Receivable, Net of Allowance: Receivables are reported net of amounts for expected credit loss. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts. Balances are carried at original invoice amount less contractual allowances, implicit price concessions, and estimates made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At December 31, 2024 and 2023, accounts receivable was reported net of allowance of $0.0 million and $14.0 million, respectively. The 2023 allowance related primarily to accounts receivable of AssociatesMD Medical Group, Inc. (“AMD”), which was sold in the fourth quarter of 2024.

Bad Debt Expense: During the years ended December 31, 2024 and 2023, our bad debt expense was comprised of the allowance recorded per our current expected credit loss policy. Additionally, during the year ended December 31, 2023, we recorded bad debt expense of $27.4 million. Our bad debt expense primarily related to one of our ACO REACH care partners filing for bankruptcy during the year ended December 31, 2023. There were no similar instances of provider or care partner credit losses during the year ended December 31, 2024.

Reinsurance Recoveries: We seek to limit the risk of loss on our ACO REACH contracts through the use of reinsurance agreements. These agreements do not relieve us of our primary obligations. Refer to Note 16, ACO REACH for additional explanation of our arrangements to mitigate risk.

Value-based Risk Sharing Programs with Payors: Our participation in value-based care models, such as shared savings/shared-risk and capitated risk-sharing arrangements are geared towards fostering care coordination, enhancing the quality of care delivered, and aligning incentives around the healthcare expenditures for assigned beneficiaries. The accounting for these arrangements involves estimation given the inherent uncertainties involved in measuring current performance due to the significant lag time for items such as claims information. Changes to these estimates over time have the potential to impact our financial results and overall performance.

Within our NeueCare segment, inclusive of Centrum Medical Holdings, LLC (“Centrum”) and Premier Medical Associates of Florida, LLC (“PMA”), we contract with third party payors to provide defined healthcare services needed by an assigned, eligible beneficiary in exchange for a predetermined capitation fee and risk sharing bonus. Under these models, we are incentivized to coordinate care for aligned beneficiaries by sharing a percentage of net savings (upside risk) or bearing losses on excessive costs (downside risk). We contract separately with each payor; the criteria used to determine the risk sharing bonus vary including the amount of upside risk (surplus) and downside risk (deficit) we assume for aligned beneficiaries. Under each arrangement there is a targeted medical loss ratio; if the actual medical loss ratio is less than the target then a surplus is earned that the payor must pay, however if the medical loss ratio exceeds the target, we recognize a deficit and must pay the payor.

Our surplus or deficit under the capitation arrangements varies based on the percentage of the third party payors’ premiums that are allocated to the risk sharing formula, and the ultimate costs of the covered services, including (i) the capitation payments we are entitled to and (ii) the costs of claims paid to third-party providers for any necessary covered services.

The value-based risk share receivables and value-based risk share payables are reported within accounts receivable and medical costs payable, respectively, on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, we had value-based risk share receivables of $28.7 million and $22.5 million, and value-based risk share payables of $9.2 million and $9.5 million, respectively.

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

The ACO REACH Model incentivizes the Participating Providers to manage the total cost of care of the Medicare fee-for-service (“FFS”) population aligned to their corresponding REACH ACO. Our REACH ACOs contract directly with CMS to assume the total costs of care risk for Medicare FFS beneficiaries attributed to our Participating Providers within our ACOs. Annually, after a runout period, CMS will perform a settlement process to determine if CMS owes the REACH ACOs payment for surplus (benchmark revenue exceeds actual claim costs incurred for the ACOs attributed beneficiaries) or if the REACH ACO must reimburse CMS for deficits (claim costs incurred for ACO’s attributed beneficiaries exceeds the benchmark revenue). We recognize the expected settlement when it becomes both probable and estimable.

Our REACH ACOs contract separately with each of our Participating Provider groups. The terms of these contracts vary including the amount of upside (surplus) and downside (deficit) risk the Participating Provider has agreed to assume for aligned beneficiaries and administrative fees charged by the Participating Provider and REACH ACO. Payments to the Participating Providers under these contracts increase NeueHealth’s medical costs. Administrative fees charged, and deficits expected to be recovered from Provider Partners under these contracts result in a decrease in medical costs.

Prepaids and Other Current Assets: Prepaids and other current assets primarily include provider risk share receivables, reinsurance recoveries receivables, and, as of December 31, 2024 and 2023, warrant assets of $5.3 million and $0.0 million, respectively.

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

Impairment of Long-Lived Assets: Property, equipment, capitalized software and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When evaluating long-lived assets with impairment indicators for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted future cash flows. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss in the amount of the asset’s carrying value exceeds the asset’s estimated fair value. During the years ended December 31, 2024 and 2023 we recorded an impairment loss on long-lived assets of $5.9 million and $1.2 million, respectively. Long-lived asset impairment expense is recognized in operating costs in the Consolidated Statements of Income (Loss).

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

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

We have elected the short-term lease exception for all classes of assets and do not apply recognition requirements for leases of 12 months or less. Expense related to short-term leases of 12 months or less is recognized on a straight-line basis over the lease term. See Note 13, Commitments and Contingencies, for additional information on our operating leases.

Goodwill and Other Intangible Assets: Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value, as appropriate. Intangible assets are amortized over their estimated useful lives using the straight-line method.

Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When evaluating intangible assets with impairment indicators for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted future cash flows. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss in the amount of the asset’s carrying value exceeds the asset’s estimated fair value. During the year ended December 31, 2024 we recorded an impairment loss on intangible assets of $11.4 million, as a result of classifying AMD as held-for-sale, resulting in a write-down of the business’ carrying value to the fair value as approximated by the expected sale price. There was no intangible asset impairment within our continuing operations during the year ended December 31, 2023.

For the year ended December 31, 2023, we fully impaired the goodwill assigned to our NeueCare reporting unit in the amount of $401.4 million; this impairment was due to the decline in our stock price and market capitalization. As goodwill was fully impaired as of December 31, 2023 there was no goodwill impairment during the year ended December 31, 2024.

Operating Costs: Operating costs are recognized as incurred and relate to selling, general and administrative costs not related to medical costs. See Note 14, Segments and Geographic Information for our operating costs, by functional classification for the years ended December 31, 2024, and 2023.

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. Management evaluated the Company’s tax positions and concluded that for the years ended December 31, 2024 and 2023, the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance. As of the consolidated financial statement date, open tax years subject to potential audit by the taxing authorities are 2021 through 2023 for the federal tax returns and 2020 through 2023 for the state tax returns. We recognize interest and penalties related to income tax matters in income tax expense (benefit).

Redeemable Noncontrolling Interest: Redeemable noncontrolling interest in our subsidiary whose redemption is outside of our control are classified as temporary equity.

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

The Company has a history of operating losses, and we generated a net loss of $99.7 million for the year ended December 31, 2024. Certain of the Company’s insurance subsidiaries have material risk adjustment program obligations remaining related to the Company’s discontinued commercial insurance business, totaling $276.8 million, as noted further in Note 19, Discontinued Operations.

As described in Note 5, Borrowings and Common Stock Warrants, in June 2024, we entered into a loan and security agreement with Hercules Capital, Inc. for term loans in an aggregate principal amount of up to $150.0 million. We drew $30.0 million of this facility in June 2024. Access to the remaining tranches of this facility is subject to several terms and conditions outside of management’s control.

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

We believe that the existing cash and investments will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the consolidated financial statements contained in this Annual Report on Form 10-K are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management continues to implement plans to drive positive operating cash flow and achieve the requirements in the existing debt agreements to access additional liquidity. However, the Company may not fully collect the remaining $10.0 million of indemnity-related contingent consideration associated with the sale of the California Medicare Advantage business, may not be able to access other tranches of the loan and security agreement with Hercules Capital, Inc., and may not be able to recapture through dividends additional cash from its regulated insurance entities, as these matters are all subject to conditions that are not fully within the Company’s control.

Given these plans are subject to conditions that are not fully within the Company’s control, the Company forecasts that it will be unable to satisfy its obligations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recently Issued and Adopted Accounting Pronouncements: In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which will require disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual reporting beginning with the fiscal year ending December 31, 2024, and for interim periods thereafter. The adoption of this ASU only impacted our disclosures; refer to Note 14 Segment and Geographic Information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, may be adopted on a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures.

There were no other accounting pronouncements that were recently issued and not yet adopted or adopted that had, or are expected to have, a material impact on our consolidated financial position, results of operations, or cash flows.

NOTE 3. RESTRUCTURING CHARGES

In October 2022, we announced our decision to further focus our business on our Fully Aligned Care Model, our NeueCare and NeueSolutions segments, and that we would no longer offer commercial plans through Bright HealthCare - Commercial, or Medicare Advantage products outside of California beginning in 2023. In connection with our October 2022 announcement, we incurred restructuring charges throughout 2023 and 2024 to realign and refocus our supporting business resources.

As a result of these strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Restructuring charges by reportable segment and corporate for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31, 2024
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$956	$956
Long-lived asset impairments	—	—	—	—
Contract termination and other costs	—	—	—	—
Total restructuring charges	$—	$—	$956	$956

	Year Ended December 31, 2023
	NeueCare	NeueSolutions	Corporate & Eliminations	Total
Employee termination benefits	$—	$—	$5,897	$5,897
Long-lived asset impairments	—	—	880	880
Contract termination and other costs	130	—	83	213
Total restructuring charges	$130	$—	$6,860	$6,990

The $0.9 million of long-lived asset impairments is the result of a lease abandonment for one of our corporate office locations during the year ended December 31, 2023.

Restructuring accrual activity recorded by major type for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31, 2024
	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2024	$8,389	$—	$8,389
Charges	956	—	956
Cash payments	(7,723)	—	(7,723)
Balance at December 31, 2024	$1,622	$—	$1,622

	Year Ended December 31, 2023
	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2023	$24,077	$—	$24,077
Charges	5,897	213	6,110
Cash payments	(21,585)	(213)	(21,798)
Balance at December 31, 2023	$8,389	$—	$8,389

Employee termination benefits are within Other current liabilities, and contract termination costs are within Accounts payable in the Company’s Consolidated Balance Sheets.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

NOTE 4. MEDICAL COSTS PAYABLE
The following table shows the components of the change in medical costs payable for the years ended December 31, (in thousands):

	2024	2023
Medical costs payable – January 1	$157,903	$116,021
Incurred related to:
Current year	750,258	997,687
Prior year	(8,118)	(1,105)
Total incurred	742,140	996,582
Paid related to:
Current year	648,209	839,772
Prior year	127,474	114,929
Total paid	775,683	954,701

Acquired claims liabilities	—	—
Medical costs payable – December 31	$124,360	$157,903
Medical costs payable attributable to prior years decreased by $8.1 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively, resulting from claim settlements being less than original estimates. Medical costs payable estimates are adjusted as additional information becomes known regarding claims. There were no significant changes to estimation methodologies in 2024 or 2023. Medical costs payable are primarily related to the current year. There are no reinsurance recovery amounts assumed in medical costs payable at December 31, 2024 or 2023.
The table below details the components making up the medical costs payable as of December 31, (in thousands):

	2024	2023
Claims unpaid	638	—
Payable due to CMS (1)	17,846	—
Provider incentive payable	15,985	2,367
Incurred but not reported (IBNR)	89,891	155,536
Total medical costs payable	$124,360	$157,903
(1)     Payables due to CMS primarily relate to out-of-network claims the Company is required to pay as a result of our ACO REACH Care Partner, Babylon, filing for bankruptcy.

NOTE 5. BORROWINGS AND COMMON STOCK WARRANTS

2023 Short-term Borrowings and Troubled Debt Restructuring: In March 2021, we entered into a $350.0 million revolving credit agreement with JPMorgan Chase Bank, N.A.(the “Agent”) and a syndicate of banks, which was set to mature on February 28, 2024 (the “2021 Credit Agreement”).

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024 and December 31, 2023 we had $0.0 million and $303.9 million, respectively, borrowed under the 2021 Credit Agreement at a weighted-average effective annual interest rate of 0.00% and 10.06%, respectively. As of December 31, 2023 the letters of credit outstanding under the 2021 Credit Agreement with a principal balance of $22.9 million were collateralized at 105% of the principal balance with restricted cash, reported in cash and cash equivalents on the Consolidated Balance Sheet. As of December 31, 2024 there were no letters of credit outstanding under the 2021 Credit Agreement.

Upon occurrence of the Termination on January 2, 2024, we recognized a gain on troubled debt restructuring of $30.3 million. For the year ended December 31, 2024, the gain on troubled debt restructuring resulted in a decrease of basic and diluted loss per share of $3.68. There was no gain on troubled debt restructuring for the year ended December 31, 2023.

As of December 31, 2024 and December 31, 2023, we had undrawn letters of credit unrelated to the 2021 Credit Agreement of $16.5 million and $7.9 million, respectively.

See subsequent paragraph “Centrum Promissory Note and P-Units” for information describing the $2.0 million of current maturities of long-term borrowings included within short-term borrowings on the Consolidated Balance Sheets.

Long-term Borrowings:

The balances of the Company's long-term borrowing arrangements, and their related details and components of supplemental cash flow information and non-cash operating and financing activity, consist of the following as of and for the years ended (in thousands):

	December 31, 2024
			Unamortized
Credit Facilities	Term Principal	Accrued PIK Principal Additions	Debt Discounts(3)	Debt Issuance Costs(3)	Current Maturities
2023 Credit Agreement	$96,400	$16,658	$(6,168)	$—	$—
Hercules Credit Agreement	30,000	341	(1,055)	(3,512)	—
Centrum Promissory Note	63,950	—	—	—	—
Centrum P-units	8,000	—	—	—	(2,000)
	198,350
Add:
Paid-in-kind interest		16,999
Less:
Unamortized debt discount - warrants			(7,223)
Unamortized debt issuance costs				(3,512)
Current maturities of long-term borrowings (2)					(2,000)
Total long-term borrowings					$202,614

NeueHealth, Inc.
Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2024
	Annual Interest		Amortization Expense
Credit Facilities	Nominal Rate	Effective Rate	Debt Discounts(1)	Debt Issuance Costs(1)	Cash Paid for Interest	Maturity Date
2021 Credit Agreement	—%	—%	$—	$—	$1,695	01/2024
2023 Credit Agreement	15.0%	16.6%	$670	$—	$13,675	08/2028
Hercules Credit Agreement	9.7%	18.7%	$102	$339	$1,317	05/2028
Centrum Promissory Note	6.0%	6.0%	$—	$—	$671	10/2028
Centrum P-Units	6.0%	6.0%	$—	$—	$—	10/2028

December 31, 2023
Unamortized
Credit Facilities	Term Principal	Accrued PIK Principal Additions	Debt Discounts(3)	Debt Issuance Costs(3)	Current Maturities
2023 Credit Agreement	$66,400	$—	$—	$—	$—
Hercules Credit Agreement	—	—	—	—	—
Centrum Promissory Note	—	—	—	—	—
Centrum P-Units	—	—	—	—	—
66,400
Add:
Paid-in-kind interest		—
Less:
Unamortized debt discount - warrants			—
Unamortized debt issuance costs				—
Current maturities of long-term borrowings (2)					—
Total long-term borrowings					$66,400

	For the Year Ended December 31, 2023
	Annual Interest		Amortization Expense
Credit Facilities	Nominal Rate	Effective Rate	Debt Discounts(1)	Debt Issuance Costs(1)	Cash Paid for Interest	Maturity Date
2021 Credit Agreement	5.0%	10.1%	$—	$—	$36,198	02/2024
2023 Credit Agreement	15.0%	15.0%	$—	$—	$2,980	12/2025
(1) The amortization expenses are presented in Interest Expense within the Consolidated Statements of Income (Loss).
(2) The current maturities are presented in Short-term borrowings within the Consolidated Balance Sheets.
(3) The unamortized debt discounts and debt issuance costs are presented as a direct deduction from the carrying amount of the respective debt instrument on the balance sheet. These are amortized over the term of the respective credit agreements using the effective interest rate method.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

The Company’s future annual principal maturities of borrowing arrangements for the years ending December 31, are as follows (in thousands):

	2023 Credit Agreement	Hercules Credit Agreement	Centrum Promissory Note	Centrum P-Units	Total
2025	$—	$—	$—	$2,000	$2,000
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	96,400	30,000	63,950	6,000	196,350
2029	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	96,400	30,000	63,950	8,000	198,350

2023 Credit Agreement: On August 4, 2023, the Company entered into a credit agreement (as amended, supplemented, restated or otherwise modified from time to time, the “2023 Credit Agreement”), among the Company, NEA 18 Venture Growth Equity, L.P. (“NEA”) and the lenders from time to time party thereto (together with NEA and each of their respective successors and assignors, the “Lenders”), to provide for a credit facility pursuant to which, among other things, the lenders provided $60.0 million delayed draw term loan commitments, which are nonconvertible and initially matured on December 31, 2025.

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

On April 8, 2024, the Company and NEA 18 Venture Growth Equity, L.P., New Enterprise Associates 17, L.P., New Enterprise Associates 16, L.P. and New Enterprise Associates 15, L.P. (collectively, the “NEA Lenders”) entered into an amendment (“Incremental Amendment No. 2”) to the 2023 Credit Agreement to provide for a term loan commitment increase in an aggregate principal amount of up to $30.0 million by the NEA Lenders. Loans under Incremental Amendment No. 2 have the same terms as loans under the original term loan commitments provided by the NEA Lenders.

On June 21, 2024, in conjunction with closing on the Hercules Credit Agreement, the Company entered into an amendment (“Amendment No. 3”) to the 2023 Credit Agreement to modify the maturity date of the 2023 Credit Agreement to be August 31, 2028, 91 days subsequent to the maturity of the Hercules Credit Agreement.

As we drew on the increased term loan commitment of the 2023 Credit Agreement, in conjunction with the execution of the 2024 NEA Warrantholders Agreement a warrant asset was established for all the warrants available to be issued at the fair value of the warrants on the close date of $6.8 million; upon issuing warrants the corresponding portion of the asset will be recorded as a discount on the term loan and amortized over the remaining term of the debt. The warrant asset is presented in prepaids and other current assets on the Consolidated Balance Sheets. With the issuance of warrants in conjunction with our draws on the 2023 Credit Agreement, the total $6.8 million balance of the warrant asset was recorded as a discount on debt and as of December 31, 2024, the warrant asset related to the 2023 Credit Agreement was $0.0 million.

We elected to satisfy interest payments through the issuance of additional debt with quarterly paid-in-kind (“PIK”) interest payments. As of December 31, 2024, there are no covenant violations or instances of default. The 2023 Credit Agreement does not have a lien against assets of the Company and its subsidiaries.

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Tranche 1: $30,000,000 term loan at closing on June 21, 2024.

Tranche 2: up to $25,000,000 term loan was available from November 10 – December 31, 2024 subject to the following conditions: (i) the Company achieved the “Consolidation Condition” or the “2025 Stars Condition” (each as defined in the Hercules Credit Agreement), and (ii) the absence of a material adjustment to the expected payment amount of the “Consolidation and Adjustment Escrow Amount” after giving effect to the “CHP Enrollee Adjustment”, if any (each as defined in the Hercules Credit Agreement); in each case, as approved by Hercules in its reasonable discretion.

Tranche 3: up to $45,000,000 term loan that will be available from February 15 – September 15, 2025 subject to the following conditions: (i) the Company has satisfied in full the “CMS Settlement” and the “ACO REACH Deficit Obligation” (each as defined in the Hercules Credit Agreement), and (ii) after the draw down in full of the available “Tranche 3 Advances”, the loan parties maintain “Qualified Cash” (as defined in the Hercules Credit Agreement) in an amount greater than or equal to $22,500,000; in each case as approved by Hercules in its reasonable discretion.

Tranche 4: up to $50,000,000 term loan that was available from June 21, 2024 and ending on June 1, 2027, upon further approval by Hercules’s investment committee.

As the debt was issued on the Hercules Credit Agreement, in conjunction with the concurrent warrantholders agreements entered into on the close date, a warrant asset was established for all the warrants available to be issued at the fair value of the warrants on the close date of $6.4 million; upon issuing warrants the corresponding portion of the asset will be recorded as a discount on the term loan and amortized over the remaining term of the debt. The warrant asset is presented in prepaids and other current assets on the Consolidated Balance Sheets. With the issuance of warrants in conjunction with our draw of the first tranche, $1.2 million of the warrant asset was recorded as a discount on debt. As of December 31, 2024, the warrant asset related to the Hercules Credit Agreement was $5.3 million.

As of December 31, 2024, we had $30.0 million borrowed under the Hercules Credit Agreement and $120.0 million of unused borrowing commitments bearing no charge. We elected to satisfy interest payments through the issuance of additional debt with monthly PIK interest payments bearing a cash interest rate of 2.5% per annum. As of December 31, 2024, there are no covenant violations or instances of default. The Hercules Credit Agreement is secured by first priority liens on substantially all assets of the Company and its subsidiaries.

Centrum Promissory Note and P-Units: On October 29, 2024, NeueHealth entered into an Agreement with RRD Healthcare, LLC (“RRD”) pursuant to which the Company purchased RRD’s remaining 25% equity interest in Centrum. In connection with the transaction, the Company issued a secured promissory note (“Centrum Promissory Note”) to RRD in a principal amount of $64.0 million bearing a cash interest rate of 6% per annum, payable monthly. It is due on October 29, 2028 and all or any portion may be prepaid at any time without penalty or premium. As part of the transaction, NeueHealth agreed to pay the former holders of the RRD profit-sharing awards (“P-Unit Awards”), on behalf of RRD, $2.0 million due in 2025 and another $6.0 million due in 2028 in return for the cancellation of the P-Unit Awards; see Note 13, Commitments and Contingencies for further information on the transaction and treatment of the P-units. The P-Unit Awards started bearing a cash interest rate of 6% per annum on the transaction date, payable quarterly beginning January 29, 2025.

As of December 31, 2024, there are no covenant violations or instances of default. The Centrum Promissory Note is secured by second priority liens on substantially all assets of the Company and its subsidiaries.

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Consolidated Balance Sheets. The warrants do not contain any exercise contingencies and expire on the fifth anniversary of the first closing date.

On October 2, 2023, we entered into a warrantholders agreement (the “CalSTRS Warrantholders Agreement” and together with the “NEA Warrantholders Agreement,” the “2023 Warrantholders Agreements”) with the New Lender, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. We increased the warrant liability by $1.0 million on this date, representing the 0.2 million warrants available to be issued under the CalSTRS Warrantholders Agreement at a fair market value of $5.80 (closing share price on October 2, 2023 minus the $0.01 exercise price); the warrant liability is reported on our Consolidated Balance Sheets. The warrants do not contain any exercise contingencies and expire on the fifth anniversary of the first closing date.

2024 NEA Warrantholders Agreement: On April 8, 2024, the Company and the NEA Lenders entered into a warrantholders agreement (“2024 NEA Warrantholders Agreement”) setting forth the rights and obligations of the Company and the NEA Lenders as holders of the warrants to acquire shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. Warrants under the 2024 NEA Warrantholders Agreement have the same terms as warrants issued under the original Warrantholders Agreement executed on August 4, 2023. We established a warrant liability of $6.8 million on this date, representing the 1.1 million warrants available to be issued under the 2024 NEA Warrantholders Agreement at a fair market value of $6.14 (closing share price on April 8, 2024 minus the $0.01 exercise price); the warrant liability is reported on our Consolidated Balance Sheets. The warrants do not contain any exercise contingencies and expire five years from the date the initial warrants are issued under the 2024 NEA Warrantholders Agreement.

Hercules Warrantholders Agreements: On June 21, 2024, the Company entered into warrantholders agreements (the “Hercules Warrantholders Agreements”) with Hercules and the lenders from time-to-time party to the Hercules Credit Agreement, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire an aggregate of 1,250,000 shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. The warrants may be settled with cash or net settlement in shares at the determination of the warrantholders. We established a warrant liability of $6.4 million on this date, representing the 1.3 million warrants available to be issued under the Hercules Warrantholders Agreements at a fair market value of $5.14 (closing share price on June 21, 2024 minus the $0.01 exercise price); the warrant liability is reported on our Consolidated Balance Sheets. The warrants do not contain any exercise contingencies and expire on the seventh anniversary of the closing date.

We account for our common stock warrants at the time of inception as derivatives, utilizing ASC 815 Derivatives and Hedging, by recording a liability equal to the warrants’ fair market value that is marked to market at the end of each period. Per the terms of the Warrantholders Agreements, the market value is calculated as the current stock price, at time of calculation, less the $0.01 exercise price. As we draw on the available funds, warrants are issued. Warrants issued under the 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement will remain classified as a liability and be marked to market until they are exercised by the warrant holder. Upon exercise, we relieve the associated liability into additional paid-in capital at the fair value of the warrants on the date of exercise, classifying the exercised warrants as equity. Warrants under the Hercules Warrantholders Agreements will remain classified as a liability and be fair valued each period until the warrants are issued to the warrantholder. Upon issuance, we relieve the associated liability into additional paid-in capital at the fair value of the warrants on the date of issuance, classifying the issued warrants as equity.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

The following table shows the components of the change in warrant liability for the periods ended December 31, 2024 and 2023 (in thousands):

Fair Value
Balance at January 1, 2023	$—
Newly executed Warrantholders Agreement	26,076
Antidilutive issuances (1)	—
Change in fair value of outstanding warrants	(12,105)
Warrants issued and classified as equity instruments	—
Balance at December 31, 2023	13,971
Newly executed Warrantholders Agreement	13,262
Antidilutive issuances (1)	212
Change in fair value of outstanding warrants	3,450
Warrants issued and classified as equity instruments	(1,157)
Balance at December 31, 2024	$29,738

(1) The 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement contain a Dilutive Issuance provision providing that the number of shares issuable under outstanding warrants be increased upon issuance by the Company of shares of common stock (or the issuance of securities convertible into, or exchangeable for, shares of common stock) for a market price lower than that of August 29, 2023, in the case of the 2023 Warrantholders Agreement, and April 30, 2024, in the case of the 2024 NEA Warrantholders Agreement. For the period ended December 31, 2024 the number of shares issuable under the warrants issued under the 2023 Warrantholders Agreement and NEA 2024 Warrantholders Agreement were increased by 41,158. The warrants were granted at a fair market value of $5.14 (closing share price on June 21, 2024 minus the $0.01 exercise price).

As of December 31, 2024 and December 31, 2023 the warrant liability was $29.7 million and $14.0 million, respectively. For the periods ended December 31, 2024 and December 31, 2023, we had net warrant expense of $3.7 million and $14.0 million, respectively.

As of December 31, 2024 no issued warrants have been exercised. The table below summarizes the number of warrants that remain available to be issued under each of the Warrantholders Agreements as of December 31, 2024:

2023 Warrantholders Agreement	—
2024 NEA Warrantholders Agreement	—
Hercules Warrantholders Agreements	1,025,000

The Company classifies its warrant liability as Level 2 fair value because they are valued using observable, unadjusted quoted prices in active markets. See Note 19, Discontinued Operations for the full definition of Level 1, Level 2, and Level 3 fair values.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

NOTE 6. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

Property, equipment and capitalized software at December 31, 2024 and 2023, consists of the following (in thousands):

	2024	2023
Software	$14,273	$14,215
Leasehold improvements	5,897	7,366
Medical and other equipment	1,739	1,111
Gross property, equipment, and capitalized software	21,909	22,692
Less accumulated depreciation	(10,669)	(8,193)
Property, equipment, and capitalized software, net	$11,240	$14,499

Depreciation expense of $4.9 million and $6.6 million was recognized for the years ended December 31, 2024 and 2023, respectively. Fixed asset impairment expense, reported within operating costs on our consolidated statements of income (loss), of $3.2 million and $0.3 million was recognized for the years ended December 31, 2024 and 2023, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2024 and 2023, no reportable segments had a net carrying amount of goodwill. For the year ended December 31, 2024 there was no goodwill impairment charge for any segment. For the year ended December 31, 2023, we recognized $401.4 million goodwill impairment charge on our NeueCare segment and none for NeueSolutions.

Historically, we test goodwill for impairment annually at the beginning of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. Given there was no carrying amount of goodwill at our reportable segments on our annual goodwill impairment measurement date (first day of our fiscal fourth quarter - October 1, 2024), we did not perform an annual goodwill impairment test.

The carrying values and accumulated amortization for definite-lived intangible assets were as follows as of the years ended (in thousands):

December 31, 2024	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.6	$68,770	$28,869	$39,901
Trade names	11.5	40,900	9,737	31,163
Total		$109,670	$38,606	$71,064

December 31, 2023	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6.6	$80,021	$26,144	$53,877
Trade names	12.2	48,361	9,000	39,361
Total		$128,382	$35,144	$93,238

Amortization expense relating to intangible assets of $10.8 million and $11.7 million was recognized for the years ended December 31, 2024 and 2023, respectively.
Impairment expense relating to intangible assets for the year ended December 31, 2024 was $11.4 million. The current year impairment was a result of classifying AMD as held-for-sale, resulting in a write-down of the business’ carrying value to the fair value as approximated by the expected sale price. We used the income approach in our assessment of the fair value of the

NeueHealth, Inc.
Notes to Consolidated Financial Statements

impaired intangible assets. Refer to Note 18, Held-for-Sale Operations for more information. There was no impairment expense relating to intangible assets recognized for the year ended December 31, 2023.
Estimated full year amortization expense relating to definite-lived intangible assets for each of the next five years ending December 31, is as follows (in thousands):

2025	$9,952
2026	$9,952
2027	$9,952
2028	$8,673
2029	$8,673
NOTE 8. PREFERRED STOCK
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

The Series A Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“Compounded Dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of Compounded Dividends with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued Compounded Dividends of $120.2 million and $78.0 million as of December 31, 2024 and 2023, respectively.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for Compounded Dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $364.00 per share and approximately $260.34 per share subsequent to the issuance of warrants during the year ended December 31, 2024) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after January 3, 2025, if the closing price per share of Common Stock on the New York Stock Exchange was greater than 175% of the then effective conversion price (approximately $260.34 per share subsequent to the issuance of warrants during the year ended December 31, 2024) for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

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

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by Compounded Dividends. Holders of the Series B Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Series B Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (Compounded Dividends) with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series B Preferred Stock had accrued Compounded Dividends of $20.3 million and $10.8 million as of December 31, 2024 and 2023, respectively.

The Series B Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for Compounded Dividends) plus (y) the accrued dividends with respect to each share of Series B Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $113.60 per share and approximately $90.72 per share subsequent to the issuance of warrants during the year ended December 31, 2024) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after the third anniversary of the Series B Closing Date, if the closing price per share of common stock on the NYSE was greater than 287% of the then effective Series B Conversion Price (approximately $90.72 per share subsequent to the issuance of warrants during the year ended December 31, 2024) for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series B Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series B Preferred Stock into the relevant number of shares of common stock.

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

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021, and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity based awards, and cash based incentive awards to certain employees, consultants and non-employee directors. The Second Amended and Restated 2021 Omnibus Incentive Plan, which authorized an additional 2,275,000 shares of the Company's common stock to be issued under the 2021 Incentive Plan, was adopted by our Board of Directors on March 8, 2024, and approved by our stockholders on May 2, 2024. There are 4.4 million shares of common stock authorized for issuance under the 2021 Incentive Plan, as amended and restated. As of December 31, 2024, a total of 0.9 million shares of common stock were available for future issuance under the 2021 Incentive Plan, as amended and restated.
Share-Based Compensation Expense
We recognized share-based compensation expense of $62.4 million and $83.7 million for the years ended December 31, 2024 and 2023, respectively, which is included in operating costs in the Consolidated Statements of Income (Loss).
Stock Options
The Board of Directors or the Compensation Committee of the Board of Directors determines the exercise price, vesting periods and expiration date at the time of the grant. Stock options granted prior to the third quarter of 2021 generally vest 25% at one year from the grant date, then ratably over the next 36 months with continuous employee service. Stock options granted after

NeueHealth, Inc.
Notes to Consolidated Financial Statements

the beginning of the third quarter of 2021 generally vest ratably over three years. Option grants generally expire 10 years from the date of grant. There were no stock options granted during the years ended December 31, 2024 and 2023.
The activity for the stock options for the year ended December 31, 2024 is as follows (in thousands, except exercise price and contractual life):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	633	$138.33	5.2	$213
Granted	—	—
Exercised	—	—
Forfeited	(4)	175.90
Expired	(206)	135.60
Outstanding at December 31, 2024	423	$139.33	5.2	$205
There were no stock options granted or exercised during the years ended December 31, 2024 and 2023. We recognized share-based compensation expense related to stock options of $25.6 million and $35.3 million for the years ended December 31, 2024, and 2023, respectively. At December 31, 2024, there was $2.8 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 0.2 years.
Restricted Stock Units

RSUs represent the right to receive shares of our common stock at a specified date in the future and generally vest over a three-year period. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

The following table summarizes RSU award activity for the year ended December 31, 2024 (in thousands, except weighted average grant date fair value):

	RSU
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at January 1, 2024	776	$53.32
RSUs granted	2,535	6.24
RSUs vested	(267)	79.79
RSUs canceled	(173)	23.51
Unvested RSUs at December 31, 2024	2,871	$11.08

We recognized share-based compensation expense related to RSUs of $24.2 million and $27.9 million for the years ended December 31, 2024 and 2023, respectively, and is included in operating costs in the Consolidated Statements of Income (Loss). As of December 31, 2024, there was $11.8 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 1.7 years.

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

The following table summarizes PSU award activity for the year ended December 31, 2024 (in thousands, except weighted average grant date fair value):

	PSU
	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at January 1, 2024	131	$744.00
PSUs granted	—	—
PSUs canceled	(26)	744.02
Unvested PSUs at December 31, 2024	105	$744.00
We recognized share-based compensation expense related to the PSU grant of $12.6 million and $20.5 million for the years ended December 31, 2024 and 2023, respectively, and is included in operating costs in the Consolidated Statements of Income (Loss). At December 31, 2024, there was no unrecognized compensation expense related to the PSU grant.

Liability Classified Share-based Award

In May 2024, the Company granted share-based awards to certain employees. These awards provide the option for settlement in either cash or shares, at the discretion of the Company. However, based on our ongoing assessment, we are unable to conclude that it is probable that the settlement will occur in shares, leading to the classification of these awards as liabilities. The awards are tied to the achievement of our 2024 Annual Incentive Plan performance measures, with a maximum payout of 100% of target. The awards, if any, shall be paid, upon Compensation and Human Capital Committee approval, at such time the Committee will determine whether the awards will be paid in cash or shares.

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

The total compensation cost, presented within operating costs on the Consolidated Statements of Income (Loss), recognized for these liability-classified awards for the year ended December 31, 2024 was $6.4 million. This expense is recognized ratably over the vesting period of nine months. There was no expense for the year ended December 31, 2023.

The following table provides a reconciliation of the beginning and ending balances of the share-based payment liability (in thousands):

Fair Value
Balance at January 1, 2024	$—
Fair value of awards granted (ratable expense recognized to date)	6,402
Balance at December 31, 2024	$6,402

As of December 31, 2024, the liability for these awards was remeasured at fair value, resulting in a recognized liability of $6.4 million. The changes in fair value of the liability were recognized as share-based compensation expense in the income statement. The liability for these awards is included within other current liabilities on the Consolidated Balance Sheets. There was no liability as of December 31, 2023.

As of December 31, 2024 there is no unrecognized expense of the liability classified share-based award.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

NOTE 10. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, (in thousands, except for per share amounts):

	2024	2023
Loss from continuing operations, net noncontrolling interests and accrued preferred stock dividends	$(188,671)	$(562,533)
Gain (Loss) from discontinued operations	2,341	(638,066)
Net loss attributable to NeueHealth, Inc. common shareholders	$(186,330)	$(1,200,599)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,226	7,954
Basic and diluted gain (loss) per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(22.93)	$(70.72)
Discontinued operations	$0.28	$(80.22)
Net loss per share attributable to common stockholders, basic and diluted	$(22.65)	$(150.94)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the years ended December 31, (in thousands):

	2024	2023
Redeemable preferred stock	5,495	4,790
Issued and outstanding common stock warrants	3,213	1,834
Stock options to purchase common stock	423	633
Restricted stock units	2,871	776
Total	12,002	8,033

If the liability classified share-based award, as described in Note 9, Share-Based Compensation, is settled in shares in lieu of a cash settlement, additional, potentially dilutive securities, will be issued. Until the determination is made, the number of outstanding potentially dilutive securities is not determinable or estimable.
NOTE 11. BENEFIT PLANS
The Company has a 401(k) retirement salary savings plan (“the 401(k) Plan”) for all eligible employees. We made safe harbor matching contributions equal to 100% of the first 2% and 50% of the next 4% of employee contributions to the 401(k) Plan. The Company’s contribution expense was $1.1 million and $5.5 million for 2024 and 2023, respectively, and was included in operating costs in the Consolidated Statements of Income (Loss).
NOTE 12. INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Current	$2,597	$1,635
Deferred	—	(3,063)
Total income tax expense (benefit)	$2,597	$(1,428)

NeueHealth, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the statutory tax rate (21%) to the effective income tax rate for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Tax benefit at federal statutory rate	$(28,229)	$(108,111)
Increase (decrease) in income taxes resulting from:
Adjustment to deferred tax valuation allowance	18,007	93,532
Permanent adjustments - book NCI reversal adjustment	7,342	(24,014)
Permanent adjustments - impairment	39,407	18,043
Permanent adjustments - compensation related	4,811	17,208
Permanent Adjustment - (loss) on sale of business	(43,986)	—
Permanent Adjustment - gain on sale of assets	744	—
Permanent adjustments - other	504	599
State and local income taxes, net of federal benefit	2,598	1,381
Prior year adjustments	1,400	7
Other, net	(1)	(73)
Income tax expense (benefit)	$2,597	$(1,428)
Effective tax rate	(1.9%)	0.3%
The tax effects of temporary differences related to deferred tax assets and liabilities for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$492,570	$285,462
Impairments	81,015	150,138
Accrued salaries and benefits	34,222	25,211
Section 195 startup expenditures	1,558	1,971
Adjustment for noncontrolling interest	—	1,393
Intangible amortization	2,218	14,984
Transaction costs	1,075	1,293
Depreciation expense	4,986	4,706
Investment loss	25	110
Claims Incurred but not Reported (IBNR)	23,418	40,945
Bad debt allowance	5,478	9,769
Warrants - Fair Value	7,475	3,735
Other	9,152	1,862
Total deferred tax assets	663,192	541,579
Less valuation allowance	(655,172)	(488,937)
Total deferred tax assets, net valuation allowance	8,020	52,642
Deferred tax liabilities:
Prepaid expenses	(1,866)	(967)
Fixed assets	—	(383)
Goodwill and intangible assets	—	(51,292)
Adjustment for noncontrolling interest	(6,154)	—
Total deferred tax liabilities	(8,020)	(52,642)
Net deferred tax liabilities	$—	$—

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Not included in the deferred tax table above as of December 31, 2024 are $339.3 million deferred tax assets, $24.5 million deferred tax liabilities and $314.7 million valuation allowance related to operations classified as discontinued operations in the consolidated balance sheet. Of the $339.3 million deferred tax assets classified as discontinued operations as of December 31, 2024, $301.5 million consists of net operating losses. Not included in the deferred tax table above as of December 31, 2023 are $667.8 million deferred tax assets, $35.9 million deferred tax liabilities and $631.9 million valuation allowance related to operations classified as discontinued operations in the consolidated balance sheet. Of the $667.8 million deferred tax assets classified as discontinued operations as of December 31, 2023, $634.9 million consists of net operating losses.
Net operating losses (“NOLs”) were $4.9 billion and $2.5 billion as of December 31, 2024 and 2023, respectively. These NOLs start to expire in 2036.
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
As of December 31, 2024 and 2023, there were no unrecognized tax benefits recorded. For the years ended December 31, 2024 and 2023 cash paid for income taxes was $1.0 million and $3.2 million, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and all state jurisdictions as necessary. The Company’s U.S. federal returns are no longer subject to income tax examinations for taxable years before 2021. State tax returns for taxable years before 2020 are no longer subject to examination.
The Company’s effective income tax rate varies from the federal statutory rate of 21% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. The overall tax expense for the year ended December 31, 2024 is primarily due to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards. In the year ended December 31, 2023, the overall tax benefit was attributable to the reversal of the amortization of originating goodwill from asset acquisitions as well as estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases: We lease our facilities under operating leases that are noncancellable and expire on various dates with options to renew. Operating lease costs were $11.1 million and $9.3 million for the years ended December 31, 2024, and 2023, respectively. The years ended December 31, 2024 and 2023 included immaterial short-term lease costs and sublease income. Operating lease costs are included in operating costs in the Consolidated Statements of Income (Loss), and on the Consolidated Balance Sheets operating lease ROU assets are included in other non-current assets, operating lease liabilities - current are included in other current liabilities, and operating lease liabilities - non-current are included in other liabilities.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

At December 31, 2024 and 2023, the assets and liabilities related to operating leases in our Consolidated Balance Sheets are as follows (in thousands):

	2024	2023
Assets
Operating lease ROU assets	$22,284	$26,765
Liabilities
Operating lease liabilities - current	6,323	7,092
Operating lease liabilities - noncurrent	17,583	22,431
Total lease liabilities	$23,906	$29,523

Supplemental cash flow and non-cash information related to our operating leases was as follows (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,522	$14,008
Imputed interest accretion of operating leases, included in lease costs	$1,375	$1,757
ROU assets obtained in exchange for new lease liabilities	$5,793	$2,910
Weighted-average remaining lease term (in years)	4.2	4.8
Weighted-average discount rate	7.0%	6.0%

At December 31, 2024, future minimum annual lease payments under all noncancellable operating leases are as follows (in thousands):

Minimum Lease Payments
Years ending December 31:
2025	$7,132
2026	7,179
2027	5,672
2028	4,121
2029	1,158
Thereafter	2,261
Undiscounted future minimum payments	27,523
Imputed interest	(3,617)
Total reported lease liability	$23,906

Legal proceedings: In the normal course of business, we could be involved in various legal proceedings such as, but not limited to, the following: lawsuits alleging negligence in care or general liability, violation of regulatory bodies’ rules and regulations, or violation of federal and/or state laws.

On January 6, 2022, a putative securities class action lawsuit was filed against us and certain of our officers and directors in the Eastern District of New York. The case is captioned Marquez v. Bright Health Group, Inc. et al., 1:22-cv-00101 (E.D.N.Y.). The lawsuit alleges, among other things, that we made materially false and misleading statements regarding our business, operations, and compliance policies, which in turn adversely affected our stock price. An amended complaint was filed on June 24, 2022, which expands on the allegations in the original complaint and alleges a putative class period of June 24, 2021 through March 1, 2022. The amended complaint also adds as defendants the underwriters of our initial public offering. The Company has served a motion to dismiss the amended complaint. On November 1, 2024, the court issued a memorandum and order and entered judgement granting the motion to dismiss in full. The plaintiff appealed this decision on November 27, 2024.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

We intend to vigorously defend the Company in the above actions, but there can be no assurance that we will be successful in any defense.

Based on our assessment of the facts underlying the claims and the degree to which we intend to defend the Company in these matters, other than as set forth above, the amount or range of reasonably possible losses, if any, cannot be estimated. We have not accrued for any potential loss as of December 31, 2024 for these actions.

Profit sharing award: Effective July 1, 2021, upon our acquisition of 75% controlling equity interest in Centrum, the noncontrolling interest holder, RRD, granted P-Unit Awards to certain members of Centrum’s management team. The outstanding awards are connected to the exercise of the 2026 Put/Call Events (as defined in the Centrum Purchase Agreement) and is contingent upon the achievement of the Centrum specific EBITDA calculation for the year ending December 31, 2025 surpassing a predetermined hurdle.

In connection with the Centrum Transaction, each P-Unit Award holder entered into a cancellation agreement in exchange for future payments totaling $15.5 million. NeueHealth will pay $8.0 million of these future payments on behalf of RRD while RRD will pay $7.5 million of the future payments directly to the former P-Unit Award holders.

As RRD was considered to be an economic interest holder of NeueHealth, at the time the P-Unit Awards were granted, the Company incurred compensation costs associated with payments to be made by both NeueHealth and RRD in exchange for the cancellation of the P-Unit Awards. The majority of these future payments have no service requirements or other contingencies, as such a total of $14.2 million of compensation expense was recognized for the year ended December 31, 2024. The remaining $1.3 million will be recognized ratably over the requisite service period through October 29, 2028. Compensation expense is reported within operating costs on our consolidated statements of income (loss). There was no equivalent compensation expense recognized for the P-Unit Awards for the year ended December 31, 2023.

Refer to Note 15, Redeemable Noncontrolling Interests for further discussion of the transaction purchasing the remaining noncontrolling interest of Centrum.

Other commitments: As of December 31, 2024, we had letters of credit unrelated to the 2021 Credit Agreement of $16.5 million, as well as unrelated surety bonds of $19.7 million. On our Consolidated Balance Sheets, $26.4 million of the cash and cash equivalents and $9.9 million of the short-term investments is restricted as collateral.
NOTE 14. SEGMENTS AND GEOGRAPHIC INFORMATION

Factors used to determine our reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the Company’s Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), to evaluate its results of operations. We have identified two operating segments within our continuing operations based on our primary product and service offerings: NeueCare and NeueSolutions.
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
NeueCare: Provides care services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk. As of December 31, 2024, NeueCare provides in-person and virtual clinical care through its 66 owned primary care clinics. Through these risk-bearing clinics and our affiliated network of care providers, our NeueCare segment serves approximately 346,000 consumers, inclusive of 318,000 value-based care consumers and 28,000 fee-for-service consumers. NeueCare customers include external payors, third party administrators, affiliated providers, and direct-to-government programs.
NeueSolutions: Our provider enablement business that facilitates care coordination activities through the use of population health tools including technology, data analytics, care and utilization management, and clinical solutions and care teams to support patients. As of December 31, 2024, NeueSolutions has approximately 42,000 value-based care consumers attributed to its REACH ACOs.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

The Company’s accounting policies for reportable segment operations are consistent with those described in Note 2, Summary of Significant Accounting Policies. We utilize operating income (loss) as the profitability metric in assessing performance for our reportable segments. Presented by reportable segment and reconciled to the Consolidated Statements of Income (Loss), the significant segment revenue and expense categories that are regularly provided to and monitored by the CODM, as well as included in the calculation of operating income (loss), are disaggregated in the table below.

For all periods presented, all of our long-lived assets were located in the United States, and all revenues were earned in the United States. Within the NeueSolutions segment, revenues from CMS represents approximately $635.1 million and $899.4 million of the Company’s consolidated, total revenues for the years ended December 31, 2024, and 2023, respectively.

The following tables present the reportable segment financial information for the years ended December 31, 2024, and 2023 (in thousands):

Year Ended December 31, 2024	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$259,881	$—	$—	$259,881
ACO REACH revenue	—	625,339	—	625,339
Service revenue	40,646	9,747	—	50,393
Investment income	711	—	333	1,044
Total unaffiliated revenue	301,238	635,086	333	936,657
Affiliated revenue	12,489	—	(12,489)	—
Total segment revenue	313,727	635,086	(12,156)	936,657

Operating expenses
Medical costs	131,541	623,089	(12,490)	742,140
Operating costs
Compensation and fringe	89,295	8,619	99,508	197,422
Professional fees	12,249	2,143	11,631	26,023
Other admin	27,128	6,481	16,846	50,455
Total segment operating costs	128,672	17,243	127,985	273,900

Bad debt expense	—	17	(3)	14
Restructuring	—	—	956	956
Goodwill impairment	—	—	—	—
Intangible asset impairment	11,411	—	—	11,411
Depreciation and amortization	12,538	—	3,108	15,646
Total segment operating expenses	284,162	640,349	119,556	1,044,067

Operating income (loss)	29,565	(5,263)	(131,712)	(107,410)

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Year Ended December 31, 2023	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$219,774	$—	$—	$219,774
ACO REACH revenue	—	896,504	—	896,504
Service revenue	41,559	2,879	—	44,438
Investment income	—	—	86	86
Total unaffiliated revenue	261,333	899,383	86	1,160,802
Affiliated revenue	5,876	—	(5,876)	—
Total segment revenue	267,209	899,383	(5,790)	1,160,802

Operating expenses
Medical costs	97,483	904,986	(5,887)	996,582
Operating costs:
Compensation and fringe	86,062	9,720	95,507	191,289
Professional fees	8,201	976	32,195	41,372
Other admin	25,659	3,778	25,040	54,477
Total segment operating costs	119,922	14,474	152,742	287,138

Bad debt expense	4,984	22,423	—	27,407
Restructuring	130	—	6,860	6,990
Goodwill impairment	401,385	—	—	401,385
Intangible asset impairment	—	—	—	—
Depreciation and amortization	12,651	—	5,645	18,296
Total segment operating expenses	636,555	941,883	159,360	1,737,798

Operating loss	(369,346)	(42,500)	(165,150)	(576,996)
We do not include asset information by reportable segment in the reporting provided to the CODM.
NOTE 15. REDEEMABLE NONCONTROLLING INTEREST
Effective December 31, 2020, we acquired a 62% controlling interest in PMA. As part of this acquisition, we entered into a put/call agreement with respect to the equity interests in PMA held by the controlling interest holder. The call options allow for the Company to purchase the 38% noncontrolling interest equity beginning on the fifth anniversary of the transaction date and each subsequent anniversary thereafter, or under certain other accelerating events as defined in the agreement, solely at the Company’s discretion. The put option allows the noncontrolling interest holder the ability to cause the Company to purchase their noncontrolling equity interest beginning on the seventh anniversary of the transaction date and each subsequent anniversary thereafter.
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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

The put options allow the noncontrolling interest holder the ability to cause the Company to purchase their noncontrolling equity interest on consistent terms with the call options.
On October 29, 2024, NeueHealth completed the Centrum Transaction and purchased RRD’s remaining 25% equity interest in Centrum. Upon closing, NeueHealth paid RRD $30.0 million and issued the Centrum Promissory Note in the amount of $64.0 million. Additionally, in return for RRD’s cancellation of the P-Unit Awards, NeueHealth agreed to pay the former P-Unit Award holders future payments totaling $8.0 million on behalf of the Seller. Refer to Note 5, Borrowings and Warrants for further discussion of the Centrum Promissory Note and future payments to the former P-Unit Award holders.

Upon the consummation of the Centrum Transaction, we derecognized $74.5 million of redeemable noncontrolling interest and recorded a reduction to Additional paid-in capital of $13.2 million. As discussed in Note 13, Commitments and Contingencies, an additional $14.2 million was recognized in compensation expense within Operating costs on the Consolidated Statements of Income (Loss) as it relates to both NeueHealth’s and the Seller’s payments to the former P-Unit Award holders.
The following table provides details of our redeemable noncontrolling interest activity for the years ended December 31, 2024 and 2023 (in thousands):

Redeemable Noncontrolling Interest
Balance at December 31, 2022	$219,758
Earnings (losses) attributable to noncontrolling interest	(73,199)
Distribution to noncontrolling interest holders	(16,496)
Measurement adjustment	(41,155)
Balance at December 31, 2023	$88,908
Earnings (losses) attributable to noncontrolling interest	9,259
Distribution to noncontrolling interest holders (1)	(750)
Measurement adjustment	25,704
Purchase of noncontrolling interest	(74,541)
Balance at December 31, 2024	$48,580
(1) Included in the distribution to NCI holders is $7.0 million of non-cash equity distributions to NCI holders remaining as of December 31, 2024.

NOTE 16. ACO REACH

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

•Financial Reconciliation: The process by which CMS determines shared savings or shared losses by comparing the calculated total benchmark expenditures for a given REACH ACO’s aligned population to the actual expenditures of that REACH ACO’s aligned beneficiaries over the course of a performance year that includes various risk-mitigation options such as stop-loss reinsurance and risk corridors.
•Risk-Mitigation Options: For the 2024 Performance Year, all of our REACH ACOs elected to participate in a “stop-loss arrangement” offered by CMS. For the 2023 Performance Year, two of our REACH ACOs elected to participate in a “stop-loss arrangement” offered by CMS, while one REACH ACO elected third-party coverage. The “stop-loss arrangement” and third-party coverage are designed to reduce the financial uncertainty associated with high-cost expenditures of individual beneficiaries. Additionally, CMS has created a mandatory risk corridor program that allocates the REACH ACO’s shared savings and losses in bands of percentage thresholds, after a deviation of greater than 25.0% of the Performance Year Benchmark.

Performance Guarantees

Through our participation in the ACO REACH Model, we determined that our arrangements with the providers of our REACH ACO beneficiaries require us to guarantee their performance to CMS. At the beginning of the performance year, we recognized the ACO REACH estimated performance year obligation and receivable for the duration of the performance year. This receivable and obligation are measured at an amount equivalent to the estimated Performance Year Benchmark per CMS that is representative of the expected Medicare expenditures for beneficiaries aligned to our REACH ACOs. As we fulfill our obligation, we amortize the guarantee on a straight-line basis for the amount that represents the completed portion of the performance obligation. The receivable is reduced as we receive payments from CMS for in-network claims or receive CMS reporting detailing out-of-network claims paid by CMS on behalf of our aligned beneficiaries. At the end of each reporting period, we estimate both in-network claims and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not yet reported and record a reserve for the estimated amount which is included in medical costs payable on the Consolidated Balance Sheets. For each performance year, the final consideration due to the REACH ACOs by CMS (shared savings) or the consideration due to CMS by the REACH ACOs (shared loss) is reconciled in the year following the performance year. On a periodic basis CMS adjusts the estimated Performance Year Benchmark based upon revised trend assumptions and changes in attributed membership. CMS will also estimate the shared savings or loss for the REACH ACO periodically based upon the estimated Performance Year Benchmark, changes to membership, payments made to the REACH ACO for in-network claims, out-of-network claims paid on behalf of the REACH ACO and various other assumptions including incurred but not reported reserves. The estimated Performance Year Benchmark is our best estimate of our obligation as we are unable to estimate the potential shared savings or loss due to the “stop-loss arrangement”, risk corridor components of the agreement, and a number of variables including but not limited to risk ratings and benchmark trends that could have an inestimable impact on estimated future payments. Our REACH ACOs netted a shared loss of $31.9 million for performance year 2023.

The tables below include the financial statement impacts of the performance guarantee at December 31, 2024 and 2023 and for the years then ended (in thousands):

	2024	2023
ACO REACH performance year receivable(1)(2)	$95,075	$115,878
ACO REACH performance year obligation(2)	—	—

(1)     We estimate there to be $89.9 million in in-network and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not reported as of December 31, 2024; this is included in medical costs payable on the Consolidated Balance Sheet.
(2)    Our CMS benchmark was reduced by $74.7 million and $64.8 million during the years ended December 31, 2024, and 2023, respectively.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

	2024	2023
Amortization of ACO REACH performance year receivable	$660,618	$877,685
Amortization of ACO REACH performance year obligation	639,815	894,382
ACO REACH revenue	625,339	896,504

NOTE 17. DECONSOLIDATION OF BRIGHT HEALTHCARE INSURANCE COMPANY OF TEXAS

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

NOTE 18. HELD-FOR-SALE OPERATIONS

During the quarter ended June 30, 2024, we committed to a plan to sell AMD, which met the criteria to be classified as held-for-sale as outlined in ASC 360-10, Property, Plant, and Equipment.

We consummated the sale of AMD on November 27, 2024 with the Company selling AMD to AssociatesMD, LLC (“AMD Buyer”). Upon consummation, we transferred and assigned all non-clinical assets and management contracts and corresponding assets and liabilities to the AMD Buyer in return for a purchase price of $4.0 million to be satisfied by the AMD Buyer’s delivery of a secured promissory note in that amount. The secured promissory note due from the AMD Buyer has a principal amount of $4.0 million and bears an interest rate of 6% per annum. The maturity date of the secured promissory note due from the AMD Buyer is May 27, 2030 with payments of accrued interest and principal beginning on November 27, 2026.

We recorded a $1.2 million gain on sale reported in Operating costs on the Consolidated Statements of Income (Loss).

As of November 27, 2024, the closing date of the sale of AMD, the major classes of assets and liabilities of AMD were as follows (in thousands):

Accounts receivable, net	$5,922
Prepaids and other assets	333
AMD Assets	$6,255
Other liabilities	$1,826
Operating lease liabilities	1,614
AMD Liabilities	$3,440

The results of operations for AMD’s operations are reported within the results of our continuing operations in the Consolidated Statements of Income (Loss). AMD’s operations are reported within our NeueCare segment. The operations classified as held-for-sale are as follows for the years ended December 31 (in thousands):

	2024	2023
Revenue:
Capitated revenue	$8,989	$8,883
Service revenue	9,498	16,513
Unaffiliated revenue	18,487	25,396
Affiliated revenue	1,900	1,539
Total revenue of held-for-sale operations	20,387	26,935
Operating expenses:
Medical costs	7,123	7,930
Operating costs (includes gain of $1,185 and $0, respectively)	20,676	26,700
Impairment of intangible assets	11,411	—
Depreciation and amortization	989	1,983
Total operating expenses from held-for-sale operations	40,199	36,613
Operating loss from held-for-sale operations	$(19,812)	$(9,678)

NeueHealth, Inc.
Notes to Consolidated Financial Statements

NOTE 19. DISCONTINUED OPERATIONS

In April 2023, we announced that we were exploring strategic alternatives for our California Medicare Advantage business, the Bright HealthCare reporting segment, with the focus on a potential sale. At that time, we met the criteria for “held for sale,” in accordance with ASC 205-20. This represents a strategic shift that will have a material impact on our business and financial results. As such, we have reflected amounts relating to Bright HealthCare as a disposal group as part of discontinued operations. On June 30, 2023, the Company entered into a definitive agreement with Molina to sell its California Medicare Advantage business to Molina, which consisted of BND and CHP (the “Molina Purchase Agreement”). Effective as of January 1, 2024, this transaction was consummated for an aggregate purchase price of $500.0 million subject to certain contingencies adjustments relating to Tangible Net Equity (“TNE”). The Consolidation and Adjustment Escrow review has been completed and $61.1 million was released from escrow to the Company on March 17, 2025. Upon completion of the sale, the Bright HealthCare reporting unit of our discontinued operations was no longer included in our operations.

In October 2022, we announced that we will no longer offer commercial plans through our Bright HealthCare - Commercial segment in 2023. As a result, we exited the Commercial marketplace effective December 31, 2022. We determined this exit represented a strategic shift that will have a material impact on our business and financial results that requires presentation as discontinued operations.

While we are no longer offering plans in the Commercial marketplace as of December 31, 2022, we will continue to be involved in the states where we formerly operated in, as we support run out activities of medical claims incurred in the 2022 plan year and perform other activities necessary to wind down our operations in each state. We are substantially complete with medical claim payments as of the end of 2024, and we will continue to make remaining medical claim payments and payments towards the remaining risk adjustment obligations through 2025 and into 2026.

Our discontinued operations are also inclusive of our DocSquad business that was sold in March 2023; this is presented within the column labeled Other in the table below.

The discontinued operations presentation has been retrospectively applied to all prior periods presented.

The financial results of discontinued operations by major line item for the years ended were as follows (in thousands):

NeueHealth, Inc.
Notes to Consolidated Financial Statements

For the year ending December 31, 2024	Total
Revenue:
Premium revenue	$(15,659)
Investment income (loss)	5,053
Total revenue from discontinued operations	(10,606)
Operating expenses:
Medical costs	3,257
Operating costs (including gain on disposal of $$66,201)	(47,390)
Restructuring charges	(591)
Total operating expenses from discontinued operations	(44,724)
Operating income from discontinued operations	34,118
Interest expense	31,648
Income from discontinued operations before income taxes	2,470
Income tax expense (benefit)	129
Net income from discontinued operations	$2,341

For the year ending December 31, 2023	Bright HealthCare - Commercial	Bright HealthCare	Other	Total
Revenue:
Premium revenue	$(18,129)	$1,728,182	$—	$1,710,053
Service revenue	30	—	2,383	2,413
Investment income (loss)	57,415	7,419	—	64,834
Total revenue from discontinued operations	39,316	1,735,601	2,383	1,777,300
Operating expenses:
Medical costs	137,239	1,621,696	—	1,758,935
Operating costs	118,870	222,460	2,380	343,710
Bad debt expense	97,141	93	92	97,326
Restructuring charges	11,620	5	1	11,626
Goodwill impairment	—	186,150	—	186,150
Intangible assets impairment	—	—	—	—
Depreciation and amortization	—	5,871	—	5,871
Total operating expenses from discontinued operations	364,870	2,036,275	2,473	2,403,618
Operating loss from discontinued operations	(325,554)	(300,674)	(90)	(626,318)
Interest expense	11,608	—	—	11,608
Loss from discontinued operations before income taxes	(337,162)	(300,674)	(90)	(637,926)
Income tax expense (benefit)	140	—	—	140
Net loss from discontinued operations	$(337,302)	$(300,674)	$(90)	$(638,066)

NeueHealth, Inc.
Notes to Consolidated Financial Statements

The following table presents cash flows from operating and investing activities for discontinued operations (in thousands):

	For the years ending December 31,
	2024	2023
Cash (used in) operating activities - discontinued operations	$(150,024)	$(2,656,876)
Cash provided by investing activities - discontinued operations	195,251	1,127,673
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,599	$2,625

Assets and liabilities of discontinued operations were as follows (in thousands):

NeueHealth, Inc.
Notes to Consolidated Financial Statements

December 31, 2024
Total
Assets
Current assets:
Cash and cash equivalents	$102,110
Short-term investments	7,533
Consideration due from Molina	61,139
Prepaids and other current assets	2,224
Current assets of discontinued operations	173,006
Total assets of discontinued operations	$173,006
Liabilities
Current liabilities:
Medical costs payable	$7,031
Accounts payable	9,052
Risk adjustment payable	276,835
Other current liabilities	51,733
Current liabilities of discontinued operations	344,651
Total liabilities of discontinued operations	$344,651

	December 31, 2023
	Bright HealthCare - Commercial	Bright HealthCare	Total
Assets
Current assets:
Cash and cash equivalents	$159,769	$128,212	$287,981
Short-term investments	9,163	20,218	29,381
Accounts receivable, net of allowance	1,430	51,929	53,359
Prepaids and other current assets	7,838	114,532	122,370
Current assets of discontinued operations	178,200	314,891	493,091
Other assets:
Goodwill	—	172,543	172,543
Intangible assets, net	—	138,982	138,982
Property, equipment, and capitalized software, net	—	17,954	17,954
Other non-current assets	—	—	—
Long-term assets of discontinued operations	—	329,479	329,479
Total assets of discontinued operations	$178,200	$644,370	$822,570
Liabilities
Current liabilities:
Medical costs payable	$31,881	$272,138	$304,019
Accounts payable	25,648	7,719	33,367
Risk adjustment payable	291,146	—	291,146
Unearned revenue	—	—	—
Other current liabilities	28,045	43,181	71,226
Current liabilities of discontinued operations	376,720	323,038	699,758
Total liabilities of discontinued operations	$376,720	$323,038	$699,758
There were no assets or liabilities, aligned to the DocSquad business, reported in the “Other” column as of December 31, 2024 and 2023 as the sale of the business was completed in March 2023.

California Medicare Advantage Sale: On June 30, 2023, the Company entered into a definitive agreement with Molina to sell its California Medicare Advantage business, which consisted of BND and CHP, for total purchase consideration of $600.0

NeueHealth, Inc.
Notes to Consolidated Financial Statements

million, subject to regulatory approval and other closing conditions. Subsequently, on December 13, 2023 we announced that we entered an amendment (the “Amendment”) with Molina which reduced the purchase price of our California Medicare Advantage business from $600.0 million to $500.0 million. Upon closing on the sale, effective January 1, 2024, the $500.0 million purchase price included $167.3 million of purchase price adjustments subject to contingencies and adjustments relating to TNE.

The Consolidation and Adjustment Escrow review has been completed and $61.1 million was released from escrow to the Company on March 17, 2025. The remaining purchase price consideration subject to contingencies and adjustments as of December 31, 2024 is as follows (in thousands):

Indemnity Escrow Amount (1)	10,000
Total consideration subject to contingencies	$10,000

(1) For 18 months post-closing date, the Company will indemnify Molina against and is liable to Molina for any and all losses incurred by Molina resulting from breach or inaccuracy of warranties and representations made, breach or failure to perform any covenant of the Molina Purchase Agreement, among others. As the Indemnity Escrow Amount is subject to these conditions for 18 months post close, the Company will only recognize this amount in the fair value of consideration received at the point those 18 months have passed, on July 1, 2025. The amount recognized will be that equal to the $10.0 million Indemnity Escrow Amount less any agreed upon or finally adjudicated losses as of July 1, 2025.

As the conditions surrounding collection of the Indemnity Escrow amount remain subject to contingencies that are largely outside of the Company’s control, we have not included the Indemnity Escrow in the Consideration due from Molina as of December 31, 2024.

At the time of the sale, our investment in the California MA business was calculated as follows (in thousands):

Total assets	$647,254
Total liabilities	(323,038)
Investment in California MA Business	$324,216

Upon the completion of the review of the Consolidation and Adjustment Escrow, the company recorded a gain on sale of $65.2 million associated with the sale of the California Medicare Advantage business (in thousands):

Sale price of California MA Business	$500,000
Less: Portion of sale price subject to contingencies	(10,000)
Less: Investment in California MA Business	(324,216)
Less: Transactions costs contingent on closing of sale	(8,458)
Less: Purchase price adjustments resulting from TNE deficit deterioration	(96,187)
Plus: Noncash settlement of former intercompany related liabilities	4,071
Gain on sale of California MA Business	$65,210

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

NeueHealth, Inc.
Notes to Consolidated Financial Statements

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

Accrued interest receivable relating to our debt securities is presented within prepaids and other current assets of current assets of discontinued operations. We do not measure an allowance for credit losses on accrued interest receivable. We recognize interest receivable write offs as a reversal of interest income. We had no write offs of accrued interest receivable in the years ended December 31, 2024 and 2023.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Medical Costs and Medical Costs Payable: In developing our medical costs payable estimates, we apply completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months, and also review our remaining claims inventory to further validate expected medical costs. These estimates may change as actuarial methods change or as underlying facts upon which the estimates are based change. Management believes the amount of medical costs payable is the best estimate of our liability as of December 31, 2024; however, actual payments may differ from those established estimates.

Reinsurance Recoveries: We have a quota share agreement with RGA, an alien unauthorized reinsurer, which cedes proportional percentages of premiums and medical costs of covered business of the Company, with the difference as an experience refund of ceded premiums, less a ceding fee paid to the reinsurer. Coverage includes comprehensive individual commercial policies in Colorado, Nebraska, Oklahoma and Florida. Effective January 1, 2021, we entered into a quota share agreement with the Canada Life Assurance Company, an alien unauthorized reinsurer, which cedes proportional percentages of premiums and medical costs of covered business of the Company, with the difference as an experience refund of ceded premiums, less a ceding fee paid to the reinsurer. Coverage includes comprehensive individual commercial policies in Florida. Deposit accounting is used for this arrangement and only ceding fees are recognized within loss from discontinued operations in the Consolidated Statements of Income (Loss) for the years ended December 31, 2024 and 2023, respectively.

Net ceded premiums of $3.7 million were recorded as a reduction of medical costs within loss from discontinued operations in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024. For the year ended December 31, 2023, net reinsurance recoveries of $10.0 million were recorded as an increase of medical costs within loss from discontinued operations in the Consolidated Statements of Income (Loss) resulting from a change in estimated reinsurance recoveries.

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

To estimate the fair value of the Bright HealthCare reporting unit we reduced the $500.0 million purchase price by $332.7 million, the amount initially subject to contingencies and TNE adjustments that created uncertainties in what would be the final adjusted purchase prices as well as the transaction costs incurred to complete the sale. As a result of the decreased purchase price, we recognized a $186.2 million goodwill impairment related to our Bright HealthCare reporting unit within discontinued operations for the year ended December 31, 2023. For the year ended December 31, 2024, we recognized no goodwill impairment of the Bright HealthCare and Bright HealthCare - Commercial reporting units.

The Company classifies its valuation of the held for sale Bright Healthcare reporting unit as Level 1 fair value because the adjusted purchase price serves as a quoted price for the exact disposal group.

Restructuring Charges: As a result of the strategic changes, we announced and have taken actions to restructure the Company’s workforce and reduce expenses based on our updated business model.

Restructuring charges within our discontinued operations for the years ended December 31, 2024, and 2023 were as follows (in thousands):

	For the years ending December 31,
	2024	2023
Employee termination benefits	(485)	3,743
Long-lived asset impairments	—	8,398
Contract termination and other costs	(106)	(515)
Total discontinued operations restructuring charges	$(591)	$11,626

NeueHealth, Inc.
Notes to Consolidated Financial Statements

Restructuring accrual activity recorded by major type for the years ended December 31, 2024, and 2023 was as follows; employee termination benefits are within Other current liabilities of discontinued operations while contract termination costs are within Accounts payable of discontinued operations (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2024	$2,867	$22,492	$25,359
Charges	(485)	(106)	(591)
Cash payments	(2,211)	(17,386)	(19,597)
Balance at December 31, 2024	$171	$5,000	$5,171

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2023	$16,053	$29,053	$45,106
Charges	3,743	(515)	3,228
Cash payments	(16,929)	(6,046)	(22,975)
Balance at December 31, 2023	$2,867	$22,492	$25,359

Fixed Maturity Securities: Available-for-sale securities within our discontinued operations are reported at fair value as of December 31, 2024 and 2023. Held-to-maturity securities are reported at amortized cost as of December 31, 2024 and 2023. The following is a summary of our investment securities as of December 31, (in thousands):

	2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$82,043	$6	$—	$82,049
Available for sale:
U.S. government and agency obligations	—	—	—	—
Corporate obligations	—	—	—	—
Certificates of deposit	—	—	—	—
Mortgage-backed securities	—	—	—	—
Total available-for-sale securities	—	—	—	—
Held to maturity:
U.S. government and agency obligations	7,430	—	—	7,430
Certificates of deposit	—	—	—	—
Corporate obligations	103	—	—	103
Total held-to-maturity securities	7,533	—	—	7,533
Total investments	$89,576	$6	$—	$89,582

NeueHealth, Inc.
Notes to Consolidated Financial Statements

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$150,939	$—	$—	$150,939
Available for sale:
U.S. government and agency obligations	1,557	—	(100)	1,457
Corporate obligations	615	—	(11)	604
State and municipal obligations	—	—	—	—
Certificates of deposit	19,653	—	—	19,653
Mortgage backed securities	951	—	(63)	888
Asset backed securities	—	—	—	—
Other	—	—	—	—
Total available-for-sale securities	22,776	—	(174)	22,602
Held to maturity:
U.S. government and agency obligations	6,503	1	(59)	6,445
Certificates of deposit	334	—	—	334
Total held-to-maturity securities	6,837	1	(59)	6,779
Total investments	$180,552	$1	$(233)	$180,320

As of December 31, 2024, we believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. As of December 31, 2023, we concluded that the unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, we evaluate securities for impairment when the fair value of the investment is less than its amortized cost. We evaluated the underlying credit quality and credit ratings of the issuers, noting no significant deterioration since purchase.

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
Basis of fair value measurement:
Level 1:    Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2:    Quoted prices for similar assets or liabilities in active markets or quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability
Level 3:    Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
There were no investments in Level 3 securities and no transfers in or out of Level 3 financial assets or liabilities as of and during the years ended December 31, 2024 or 2023.
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2024 or 2023.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

NeueHealth, Inc.
Notes to Consolidated Financial Statements

The following methods and assumptions were used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument included below:
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

As of December 31, 2024, investments and cash equivalents within our discontinued operations were comprised of $87.8 million and $1.8 million with fair value measurements of Level 1 and Level 2, respectively. As of December 31, 2023, the investments and cash equivalents within our discontinued operations were comprised of $157.8 million and $22.6 million with fair value measurements of Level 1 and Level 2, respectively. Under applicable state regulations, all investments and cash and cash equivalents within our discontinued operations are classified as restricted.

Medical Costs Payable: The table below details the components making up the medical costs payable within current liabilities of discontinued operations as of December 31, (in thousands):

	Bright HealthCare - Commercial		Bright HealthCare
	2024	2023	2024	2023
Claims unpaid	$5,760	$14,500	$—	$33,826
Provider incentive payable	—	—	—	40,704
Claims adjustment expense liability	—	2,382	—	5,167
Incurred but not reported (IBNR)	1,271	14,999	—	192,441
Total medical costs payable of discontinued operations	$7,031	$31,881	$—	$272,138

Risk Adjustment: We record adjustments for changes to the risk adjustment balances for individual policies in premium revenue. The risk adjustment program adjusts premiums based on the demographic factors and health status of each consumer as derived from current-year medical diagnoses as reported throughout the year. Under the risk adjustment program, a risk score is assigned to each covered consumer to determine an average risk score at the individual and small-group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state and are made in the middle of the year following the end of the contract year. Each health insurance issuer’s average risk score is compared to the state’s average risk score. Risk adjustment is subject to audit by HHS.

In September 2023, our insurance subsidiaries in Colorado, Florida, Illinois and Texas entered into repayment agreements with CMS with respect to the unpaid amount of their risk adjustment payable obligations for an aggregate amount of $380.2 million (the "Original Repayment Agreements"). On March 13, 2025, our insurance subsidiaries in Colorado and Florida entered into modified repayment agreements with respect to the remaining unpaid amount of their risk adjustment obligations for an aggregate amount of $271.8 million (the “Modified Repayment Agreements”). The remaining amount owed under the modified repayment agreements is due September 15, 2026 and bears interest at a rate of 11.5% per annum. Our insurance subsidiary in Illinois repaid its risk adjustment payable obligation under the Original Repayment Agreements in January 2025, and our

NeueHealth, Inc.
Notes to Consolidated Financial Statements

insurance subsidiary in Texas has since been deconsolidated from the Company as described in Note 17, Deconsolidation of Bright HealthCare Insurance Company of Texas.

Additionally, in May 2024, CMS communicated the results of its “Summary Report of 2022 Benefit Year Risk Adjustment Validation (HHS-RADV) Adjustments to Risk Adjustment State Transfers” which indicated the Company had an additional risk adjustment obligation of $10.6 million, which was paid in September 2024. The remaining amount due relating to the risk adjustment Repayment Agreements, our risk adjustment payable liability for discontinued operations, was estimated to be $276.8 million and $291.1 million at December 31, 2024 and 2023, respectively.

Accounts Payable: As of December 31, 2024, the majority of the Accounts payable of discontinued operations balance included $5.0 million of contract termination costs related to restructuring. As of December 31, 2023, Accounts payable of discontinued operations included $22.5 million of contract termination costs related to restructuring.

Property, Equipment and Capitalized Software: The table below details the property, equipment and capitalized software at December 31, 2024 and 2023, consists of the following (in thousands).

	2024	2023
Software	$—	$22,521
Leasehold improvements	—	288
Medical and other equipment	—	38
Gross property, equipment, and capitalized software	—	22,847
Less accumulated depreciation	—	(4,893)
Property, equipment, and capitalized software, net	$—	$17,954

Depreciation expense of $0.7 million and fixed asset impairment expense of $3.9 million was recognized for the year ended December 31, 2023. There was no depreciation expense and $0.1 million of fixed asset impairment expense recognized for the year ended December 31, 2024.

Leases: Operating lease costs were $0.5 million and $10.2 million for the years ended December 31, 2024, and 2023, respectively, and are included in operating expenses from discontinued operations. The years ended December 31, 2024 and 2023 included immaterial short-term lease costs and sublease income. Operating lease ROU assets for our discontinued

NeueHealth, Inc.
Notes to Consolidated Financial Statements

operations are included in prepaids and other current assets and other non-current assets. Operating lease liabilities for our discontinued operations are included in other current liabilities.

At December 31, 2024 and 2023, the assets and liabilities related to operating leases in our Consolidated Balance Sheets are as follows (in thousands):

	2024	2023
Assets
Operating lease ROU assets	$—	$492
Liabilities
Operating lease liabilities	$8,495	$8,983

We incurred $2.7 million and $7.0 million in costs related to the full abandonment of operating leases for our discontinued operations for the years ended December 31, 2024 and 2023, respectively.

Supplemental cash flow and noncash information related to our operating leases was as follows (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,887	$6,892
Imputed interest accretion of operating leases, included in lease costs	$612	$607
ROU assets obtained in exchange for new lease liabilities	$—	$—
Weighted-average remaining lease term (in years)	3.68	3.68
Weighted-average discount rate	6.0%	6.0%

Restricted Capital and Surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. Our regulated subsidiaries had a net deficit of statutory capital and surplus of $211.3 million and $225.0 million as of December 31, 2024 and 2023, respectively. We are out of compliance with the minimum levels for certain of our regulated insurance legal entities of our discontinued operations.

NOTE 20. SUBSEQUENT EVENTS

We have evaluated the events and transactions that have occurred through the date at which the consolidated financial statements were issued. Other than those described in the footnotes above, no additional events or transactions have occurred that may require adjustment to the consolidated financial statements or disclosures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Previously Disclosed Material Weakness

During fiscal years 2022, 2023 and 2024, with the oversight of the Audit Committee of the Board of Directors, the Company implemented a remediation plan to address the previously identified material weakness. Since disclosing the material weakness, the Company has:

•Held SOX training sessions to communicate expectations and enhance awareness and understanding of control activities and related responsibilities.
•Created or enhanced policies and procedures related to timely execution of controls for processes where control deficiencies existed.
•Remediated control activities that were previously identified as deficient.
•Designed and implemented new control activities to address control gaps.

As relevant control activities have been designed, implemented, and operated effectively for a sufficient period to address the previously disclosed material weakness, management, including our Chief Executive Officer and Chief Financial Officer, has concluded the material weakness identified in the prior year has been remediated as of December 31, 2024.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO. Based on an evaluation under these criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm has not performed an evaluation of the effectiveness of our internal control over financial reporting during any period in 2024 in accordance with the provisions of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

Based on the evaluation of changes in our internal control over financial reporting, other than described above under “Previously Disclosed Material Weakness”, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify changes that occurred in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is provided in Part I under the heading “Information About our Executive Officers.”

Code of Conduct

We have adopted a Code of Conduct applicable to all employees, executive officers and directors that addresses legal and ethical issues that may be encountered in carrying out their duties and responsibilities, including the requirement to report any conduct they believe to be a violation of the Code of Conduct. The Code of Conduct is available on our website, investors.neuehealth.com. For information about how to obtain the Code of Conduct, see Part I, Item 1, “Business.” If our Board were to amend our Code of Conduct or waive any provision of our Code of Conduct for a director or executive officer of the Company, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our website set forth above.

Securities Trading Policies and Procedures

We have adopted policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, and by us that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Annual Report on Form 10-K.

The remaining information required by this item will be included under the headings “Corporate Governance” and “Proposal 1 – Election of Directors” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

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

The remaining information required in response to this item will be included under the headings “Executive and Director Compensation,” “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2024, was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted-Average Exercise Price per Share of Outstanding Options and Rights(2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans(3)
Equity compensation plans approved by shareholders	3,398,750	$139.33	894,837

(1)Includes grants of stock options and restricted stock units (which may be time-based or market-based) granted under the 2021 Incentive Plan and the 2016 Incentive Plan.
(2)Includes weighted-average exercise price per share of outstanding stock options only.
(3)Consists of shares of common stock available for future issuance under the 2021 Incentive Plan as of December 31, 2024. Excludes securities to be issued upon exercise of outstanding options and rights. Shares available under the 2021 Incentive Plan may be granted as future awards in the form of stock options, stock appreciation rights, restricted shares, restricted stock units and other equity-based awards.

The remaining information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the heading “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a)1. Financial Statements. The financial statements are included under Item 8 of this report:
(•)Report of Independent Registered Public Accounting Firm.
(•)Consolidated Balance Sheets as of December 31, 2024 and 2023.
(•)Consolidated Statements of Income (Loss) for the years ended December 31, 2024 and 2023.
(•)Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023.
(•)Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023.
(•)Consolidated Statements of Cash Flows for years ended December 31, 2024 and 2023.
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
2.1
Agreement and Plan of Merger, dated as of December 23, 2024, by and among NH Holdings 2025, Inc., NH Holdings Acquisition 2025, Inc. and NeueHealth, Inc. (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on December 23, 2024).

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

4.2	Form of Warrant to Purchase Shares of Common Stock (included in Exhibit 10.7) (incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K filed on October 5, 2023)
4.3	Form of Warrant to Purchase Shares of Common Stock (included in Exhibit 10.8) (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on April 10, 2024).
4.4
Form of Warrant Agreement with certain affiliates of Hercules Capital, Inc. (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2024).

10.1
Credit Agreement, dated as of August 4, 2023, among NeueHealth, Inc. (f/k/a Bright Health Group, Inc.), New Enterprise Associates, Inc. and the financial institutions from time to time party thereto as lenders, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on August 7, 2023)

10.2
Incremental Amendment No. 1, dated as of October 2, 2023, among NeueHealth, Inc. (f/k/a Bright Health Group, Inc.), NEA 18 Venture Growth Equity, L.P. and California State Teachers' Retirement System (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on October 5, 2023)

10.3
Incremental Amendment No. 2, dated as of April 8, 2024, among NeueHealth, Inc., NEA 18 Venture Growth Equity, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 10, 2024).

10.4
Incremental Amendment No. 3, dated as of June 21, 2024, among NeueHealth, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2024).

10.5
Loan and Security Agreement, dated as of June 21, 2024, by and among the Company, Hercules Capital, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2024).

10.6
Warrantholders Agreement, dated as of August 4, 2023, among NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) and the Holders named therein (incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on August 7, 2023)

10.7
Warrantholders Agreement, dated as of October 2, 2023, among NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) and California State Teachers' Retirement System (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on October 5, 2023)

10.8
Warrantholders Agreement, dated as of April 8, 2024, among NeueHealth, Inc., NEA 18 Venture Growth Equity, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on April 10, 2024).

10.9
Investment Agreement, dated December 6, 2021, by and between NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) and Cigna Health & Life Insurance Company and New Enterprise Associates 17, L.P. (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on December 7, 2021)

10.10
Bright Health Insurance Company of Florida Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company of Florida (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on September 19, 2023)

10.11
Bright Health Insurance Company of Illinois Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company of Illinois (incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on September 19, 2023)

10.12
Bright Health Insurance Company of Texas Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company of Texas (incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed on September 19, 2023)

10.13
Bright Health Insurance Company Repayment Plan Approval and Letter of Agreement, dated September 14, 2023, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K/A filed on September 19, 2023)

10.14
Addendum to Bright Health Insurance Company Repayment Plan Approval and Letter of Agreement, dated March 11, 2024, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.15
Bright Health Management Inc. Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Registration Statement on Form S-1 filed on June 15, 2021)

10.16†	NeueHealth, Inc. Second Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on May 8, 2024
10.17†
Form of Stock Option Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 5, 2021)

10.18†
Form of Restricted Stock Unit Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2021)

10.19†
Form of Executive Performance Stock Unit Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (2021 Executive Leadership Team PSUs )(incorporated by reference to Exhibit 10.11 filed with the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2021)

10.20†
Form of Executive Performance Stock Unit Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2021)

10.21†
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

10.24†
Form of Restricted Stock Unit Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on December 20, 2021)

10.25†	Form of Indemnification Award for Directors and Officers (incorporated by reference to Exhibit 10.7 filed with the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2021)
10.26†
Bright Health Management Inc. Annual Incentive Plan (formerly known as Bright Health Inc.) (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2021)

10.27	Form of Executive Separation Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2022)
10.28
Investment Agreement, dated October 10, 2022, by and between NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) and the purchasers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 11, 2022).

10.29
Third Amended and Restated Registration Rights Agreement, dated as of October 17, 2022, by and among NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2022).

10.30†	Form of Restricted Stock Unit Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (2022)

10.31†	Form of Stock Option Agreement under the NeueHealth, Inc. (f/k/a Bright Health Group, Inc.) 2021 Omnibus Incentive Plan (2022)
10.32†
Executive Employment Agreement between Centrum Medical Holdings, LLC and Tomas Orozco, effective August 9, 2021 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.33*
Unit Purchase Agreement, dated as of October 29, 2024, by and among NeueHealth, Inc., Medical Practice Holding Company, LLC, RRD Healthcare, LLC, Centrum Medical Holdings, LLC and the other parties named therein

10.34*	Secured Promissory Note between Medical Practice Holding Company, LLC and RRD Healthcare, LLC dated October 29, 2024
19.1*	NeueHealth, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
97.1	Incentive Compensation Clawback Policy of NeueHealth, Inc. (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
101*	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2025, formatted in Inline Extensible Business Reporting Language
104*	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)
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

We have audited the consolidated financial statements of NeueHealth, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023 and for each of the two years in the period ended December 31, 2024, and have issued our report thereon dated March 21, 2025, which contained an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding going concern.

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

Deloitte & Touche LLP

Minneapolis, Minnesota

March 21, 2025

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
NeueHealth, Inc.
Parent Company Condensed Balance Sheets

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$762	$1,540
Investment in subsidiaries	—	36,879
Prepaids and other assets	5,771	1,008
Total assets	$6,533	$39,427

Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit
Current liabilities:
Related-party payable, net	$—	$8,564
Short-term borrowings	2,000	303,947
Warrant liability	29,738	—
Other current liabilities	8,182	3,920
Total current liabilities	39,920	316,431
Long-term borrowings	138,664	66,400
Accumulated deficit in excess of paid-in capital of subsidiaries	262,571	—
Other liabilities	66	—
Total liabilities	441,221	382,831

Commitments and contingencies (Note 13)
Redeemable Series A preferred stock, $0.0001 par value; 750,000 shares authorized in 2024 and 2023; 750,000 shares issued and outstanding in 2024 and 2023	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2024 and 2023; 175,000 shares issued and outstanding in 2024 and 2023	172,936	172,936

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2024 and 2023; 8,320,959 and 8,053,576 shares issued and outstanding in 2024 and 2023, respectively	1	1
Additional paid-in capital	3,099,423	3,056,027
Retained earnings (deficit)	(4,442,529)	(4,307,849)
Treasury stock, at cost, 31,526 shares at December 31, 2024 and 2023	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(1,355,105)	(1,263,821)
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$6,533	$39,427

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
NeueHealth, Inc.
Parent Company Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2024	2023
Revenue:
Investment income	$14	$53
Total revenue	14	53

Operating costs:
Operating costs	84,765	84,296
Total operating costs	84,765	84,296
Interest expense	17,547	38,158
Warrant expense	3,661	13,971
Gain on troubled debt restructuring	(30,311)	—
Loss before income taxes and equity in net loss of subsidiaries	(75,648)	(136,372)
Income tax expense	149	891
Loss before equity in net loss of subsidiaries	(75,797)	(137,263)
Equity in net loss of subsidiaries	(58,883)	(1,014,191)
Net loss	(134,680)	(1,151,454)

Unrealized investment holding gains	135	1,762
Less: reclassification adjustments for investment losses (gains)	13	(2,545)
Other comprehensive income	122	4,307

Comprehensive loss	$(134,558)	$(1,147,147)

Schedule I

Condensed Financial Information of Registrant
(Parent Company Only)
NeueHealth, Inc.
Parent Company Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
Net cash (used in) operating activities	$(26,273)	$(52,816)
Cash flows from investing activities:
Proceeds from sales, paydown, and maturities of investments.	—	1,619
Capital contributions from (to) operating subsidiaries	222,417	(13,998)
Net cash provided by (used in) investing activities	222,417	(12,379)
Cash flows from financing activities:
Proceeds from short-term borrowings	2,000	—
Repayments of short-term borrowings	(273,636)	—
Proceeds from long-term borrowings	74,714	66,400
Net cash (used in) provided by financing activities	(196,922)	66,400
Net (decrease) increase in cash and cash equivalents	(778)	1,205
Cash and cash equivalents – beginning of year	1,540	335
Cash and cash equivalents – end of year	$762	$1,540

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
Dividends and Capital Distributions: There were no cash dividends from unregulated subsidiaries to the Parent Company for the years ended December 31, 2024 and 2023.
NOTE 3. BORROWINGS & COMMON STOCK WARRANTS
Discussion of borrowings and common stock warrants can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
NOTE 4. COMMITMENTS AND CONTINGENCIES
Certain regulated subsidiaries are guaranteed by the Parent Company in the event of insolvency.
For a summary of commitments and contingencies, see Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeueHealth, Inc.

Date: March 21, 2025	By:	/s/ G. Mike Mikan
Name: G. Mike Mikan
Title: Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 21, 2025.

SIGNATURE	TITLE

/s/ G. Mike Mikan	Chief Executive Officer, President and Director (Principal Executive Officer)
G. Mike Mikan

/s/ Jay Matushak	Chief Financial Officer (Principal Financial Officer)
Jay Matushak

/s/ Jeffrey J. Scherman	Chief Accounting Officer (Principal Accounting Officer)
Jeffrey J. Scherman

/s/ Robert J. Sheehy
Robert J. Sheehy	Chairman

/s/ Kedrick D. Adkins Jr.
Kedrick D. Adkins Jr.	Director

/s/ Linda Gooden
Linda Gooden	Director

/s/ Jeffrey R. Immelt
Jeffrey R. Immelt	Director

/s/ Manuel Kadre
Manuel Kadre	Director

/s/ Steve Kraus
Steve Kraus	Director

/s/ Mohamad Makhzoumi
Mohamad Makhzoumi	Director

/s/ Matthew Manders
Matthew Manders	Director

/s/ Andrew M. Slavitt
Andrew M. Slavitt	Director