Form 10-Q
period 2025-03-31
NeueHealth, Inc.
filed 2025-05-09
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of May 1, 2025, the registrant had 8,927,758 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include any statement or information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies, and our operational and financial outlook, estimates, projections, and guidance. These statements often include words such as “anticipate,” “expect,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “projections,” “should,” “might,” “may,” “will,” “ensure” and other similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Factors that might materially affect such forward-looking statements include: our ability to continue as a going concern; expectations and outcomes related to the NEA Merger Agreement (as defined below); our ability to comply with the terms of our credit facilities or any credit facility into which we enter in the future; our ability to receive the remaining proceeds from the sale of our Medicare Advantage (“MA”) business in California in a timely manner; our ability to obtain any short or long-term debt or equity financing needed to operate our business; our ability to quickly and efficiently complete the wind down of our remaining Individual and Family Plan (“IFP”) businesses and MA businesses, including by satisfying liabilities of those businesses when due and payable; potential disruptions to our business due to corporate restructuring and any resulting headcount reduction; our ability to accurately estimate and effectively manage the costs relating to changes in our business offerings and models; a delay or inability to withdraw regulated capital from our subsidiaries; a lack of acceptance or slow adoption of our business model; our ability to retain existing consumers and expand consumer enrollment; our Care Partners’ abilities to obtain and accurately assess, code, and report risk adjustment factor scores; our ability to contract with care providers and arrange for the provision of quality care; our ability to obtain claims information timely and accurately; the impact of any pandemic or epidemic on our business and results of operations; the risks associated with our reliance on third-party providers to operate our business; the impact of modifications or changes to the U.S. health insurance markets; the impact of changes to federal funding for government healthcare programs; our ability to manage any growth of our business; our ability to operate, update or implement our technology platform and other information technology systems; our ability to retain key executives; our ability to successfully pursue acquisitions, integrate acquired businesses and divest businesses as needed; the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, and social and political conditions or civil unrest; our ability to prevent and contain data security incidents and the impact of data security incidents on our members, patients, employees and financial results; our ability to comply with requirements to maintain effective internal controls; the outcome of threatened or pending litigation and risks of future legal disputes; the impacts resulting from new (or change to existing) laws, regulations and executive actions; our ability to mitigate risks associated with our Accountable Care Organizations (“ACO”) Realizing Equity, Access, and Community Health (“REACH”) businesses, including any unanticipated market or legislative or regulatory developments; and the other factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the SEC on March 21, 2025 (“2024 Form 10-K”) and our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$138,101	$83,295
Short-term investments	7,004	9,871
Accounts receivable, net of allowance of $24 and $27, respectively	41,716	36,594
ACO REACH performance year receivable	468,346	95,075
Current assets of discontinued operations (Note 14)	94,467	173,006
Prepaids and other current assets	38,572	36,807
Total current assets	788,206	434,648
Other assets:
Property, equipment and capitalized software, net	11,108	11,240
Intangible assets, net	68,576	71,064
Other non-current assets	27,790	27,431
Total other assets	107,474	109,735
Total assets	$895,680	$544,383
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$113,850	$124,360
Accounts payable	5,451	6,298
Short-term borrowings	1,000	2,000
ACO REACH performance year obligation	382,478	—
Current liabilities of discontinued operations (Note 14)	335,181	344,651
Risk share payable to deconsolidated entity	123,981	123,981
Warrant liability	27,089	29,738
Other current liabilities	75,022	79,200
Total current liabilities	1,064,052	710,228
Long-term borrowings	207,400	202,614
Other liabilities	17,200	17,649
Total liabilities	1,288,652	930,491
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	47,769	48,580
Redeemable Series A preferred stock, $0.0001 par value; 750,000 shares authorized in 2025 and 2024; 750,000 shares issued and outstanding in 2025 and 2024	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2025 and 2024; 175,000 shares issued and outstanding in 2025 and 2024	172,936	172,936
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2025 and 2024; 8,927,758 and 8,320,959 shares issued and outstanding in 2025 and 2024, respectively	1	1
Additional paid-in capital	3,105,109	3,099,423
Accumulated deficit	(4,454,268)	(4,442,529)
Accumulated other comprehensive loss	—	—
Treasury Stock, at cost, 31,526 shares at March 31, 2025, and December 31, 2024, respectively	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(1,361,158)	(1,355,105)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$895,680	$544,383

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Capitated revenue	$80,987	$61,466
ACO REACH revenue	124,040	171,811
Service revenue	9,834	11,615
Investment income	926	203
Total revenue	215,787	245,095
Operating expenses:
Medical costs	160,894	196,874
Operating costs	48,673	66,761
Depreciation and amortization	3,559	4,562
Total operating expenses	213,126	268,197
Operating income (loss)	2,661	(23,102)
Interest expense	6,637	2,930
Warrant income	(2,649)	(2,072)
Gain on troubled debt restructuring	—	(30,311)
(Loss) Income from continuing operations before income taxes	(1,327)	6,351
Income tax expense	111	663
Net (loss) income from continuing operations	(1,438)	5,688
Loss from discontinued operations, net of tax (Note 14)	(9,410)	(9,865)
Net Loss	(10,848)	(4,177)
Net income from continuing operations attributable to noncontrolling interests	(891)	(11,737)
Series A preferred stock dividend accrued	(10,729)	(10,294)
Series B preferred stock dividend accrued	(2,407)	(2,310)
Net loss attributable to NeueHealth, Inc. common shareholders	$(24,875)	$(28,518)

Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(1.80)	$(2.31)
Discontinued operations	(1.10)	(1.22)
Basic and diluted loss per share	$(2.90)	$(3.53)

Basic and diluted weighted-average common shares outstanding	8,570	8,079

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(10,848)	$(4,177)
Other comprehensive income:
Unrealized investment holding gains arising during the year, net of tax of $0 and $0, respectively	—	20
Less: reclassification adjustments for investment gains, net of tax of $0 and $0, respectively	—	2
Other comprehensive income	—	18
Comprehensive loss	(10,848)	(4,159)
Comprehensive income attributable to noncontrolling interests	(891)	(11,737)
Comprehensive loss attributable to NeueHealth, Inc. common shareholders	$(11,739)	$(15,896)

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2025	Shares	Amount	Shares	Amount
Balance at January 1, 2025	925	$920,417	8,321	$1	$3,099,423	$(4,442,529)	$—	$(12,000)	$(1,355,105)
Net loss	—	—	—	—	—	(11,739)	—	—	(11,739)
Issuance of common stock	—	—	607	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5,686	—	—	—	5,686
Other comprehensive income	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	925	$920,417	8,928	$1	$3,105,109	$(4,454,268)	$—	$(12,000)	$(1,361,158)

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2024	Shares	Amount	Shares	Amount
Balance at January 1, 2024	925	$920,417	8,054	$1	$3,056,027	$(4,307,849)	$(122)	$(12,000)	$(1,263,943)
Net loss	—	—	—	—	—	(15,914)	—	—	(15,914)
Issuance of common stock	—	—	171	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,627	—	—	—	18,627
Other comprehensive income	—	—	—	—	—	—	18	—	18
Balance at March 31, 2024	925	$920,417	8,225	$1	$3,074,654	$(4,323,763)	$(104)	$(12,000)	$(1,261,212)
See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,848)	$(4,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,559	4,562
Share-based compensation	5,565	18,627
Payment-in-kind “PIK” interest	4,371	—
Gain on troubled debt restructuring	—	(30,311)
Net accretion of investments	(181)	(34)
Loss on disposal of property, equipment, and capitalized software	87	245
Other, net	493	2
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(5,122)	(850)
ACO REACH performance year receivable	(373,271)	(530,749)
Other assets	(120)	(3,507)
Medical cost payable	(15,495)	(13,263)
Risk adjustment payable	(4,996)	(11,224)
Accounts payable and other liabilities	(4,920)	(5,612)
Unearned revenue	—	(11)
Warrant liability	(2,649)	(2,072)
ACO Reach performance year obligation	382,478	529,657
Net cash used in operating activities	(21,049)	(48,717)
Cash flows from investing activities:
Purchases of investments	(1,195)	—
Proceeds from sales, paydowns, and maturities of investments	4,258	2,321
Purchases of property and equipment	(1,026)	(64)
Proceeds from sale of business, net	61,139	196,130
Net cash provided by investing activities	63,176	198,387
Cash flows from financing activities:
Repayments of short-term borrowings	(1,000)	(273,636)
Distributions to noncontrolling interest holders	(1,702)	(1,884)
Net cash used in financing activities	(2,702)	(275,520)
Net increase (decrease) in cash and cash equivalents	39,425	(125,850)
Cash and cash equivalents of total operations – beginning of year	185,405	375,280
Cash and cash equivalents of total operations – end of period	$224,830	$249,430
Supplemental disclosures of cash flow information:
Changes in unrealized gain on available-for-sale securities in OCI	—	18
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

Basis of Presentation: The condensed consolidated financial statements include the accounts of NeueHealth, Inc. and all subsidiaries and controlled companies. All intercompany balances and transactions are eliminated upon consolidation. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our audited consolidated financial statements, unless the information contained in those disclosures materially changed or is required by GAAP. As such, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in our Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for fair presentation of the interim financial statements.

Medicare Shared Savings Program: Beginning January 1, 2025 our NeueSolutions reporting segment began participating in the Centers for Medicare & Medicaid Services’ (“CMS”) Medicare Shared Savings Program (“MSSP”). As part of our MSSP participation we have elected a July 1, 2025 start date to begin participating in the ACO Primary Care Flex Model (“ACO PC Flex Model”) payment mechanism, a test initiative within the MSSP.

The MSSP was created to promote accountability and improve coordination of care for Medicare beneficiaries. For each ACO participating in the MSSP, CMS develops a benchmark for savings to be achieved by each ACO. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”) must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared at a certain percentage with the ACO. The MSR varies depending on the number of beneficiaries assigned to the ACO. The ACO PC Flex Model is a five-year voluntary model test within the MSSP that shifts payment for primary care away from fee-for-service (“FFS”) payments to monthly Prospective Primary Care (“PPC”) payments.

Our MSSP Aligned Beneficiaries will receive services from physicians and other medical service providers, both in-network and out-of-network. CMS continues to pay participants and preferred providers on a FFS basis for Medicare-covered services provided to MSSP Aligned Beneficiaries. The Company continues to bear partial risk on all Medicare expenditures (both in-network and out-of-network), excluding drug expenditures covered by Medicare Part D, based on a budgetary benchmark established with CMS. Due to the partial risk profile, we apply net revenue recognition in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts With Customers (“ASC 606”). We have elected to participate in the ENHANCED risk track of the MSSP, which makes us eligible to receive the surplus (“shared savings”) or liable for the deficit (“shared losses”) according to the budgetary benchmark established by CMS. Our shared savings or shared losses will be determined annually after the performance year reconciliation with CMS. We recognize shared savings revenue under the MSSP only when amounts are measurable and enforceable and it is unlikely significant reversal will occur, typically upon notification from CMS upon meeting savings benchmarks. Revenue is recorded net of any amounts payable to our provider partners. We recognize shared losses under the MSSP when the amount is probable and estimable.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We recognize MSSP revenue within capitated revenue in the condensed consolidated statements of income (loss). For the three months ended March 31, 2025 and 2024 there was no MSSP revenue recognized.

NEA Merger Agreement: On December 23, 2024, NeueHealth entered into the NEA Merger Agreement with NH Holdings 2025, Inc., a Delaware corporation (“Parent”), pursuant to which, and subject to the conditions set forth therein, the Company will become a wholly owned subsidiary of Parent (the “NEA Merger”). Parent is indirectly controlled by private investment funds affiliated with New Enterprise Associates, Inc.

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

On May 7, 2025, we obtained the Company Stockholder Approval of the NEA Merger Agreement. The remaining required closing conditions have yet to be obtained, and there is no assurance that all of them will be obtained.

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

The Company has a history of generating net losses, and for the three months ended March 31, 2025 we generated a net loss of $10.8 million. Additionally, the Company experienced negative operating cash flows for the three months ended March 31, 2025. Certain of the Company’s insurance subsidiaries have material risk adjustment program obligations remaining related to the Company’s discontinued commercial insurance business, totaling $271.8 million, as noted further in Note 14, Discontinued Operations.

On March 13, 2025, the insurance subsidiaries entered into modified Repayment Agreements (the “Modified Repayment Agreements”) with CMS, with respect to the unpaid obligations, which as a result are due September 15, 2026.

As described in Note 4, Borrowings and Common Stock Warrants, in June 2024, we entered into a loan and security agreement with Hercules Capital, Inc. for term loans in an aggregate principal amount of up to $150.0 million. We drew $30.0 million of this facility in June 2024. Access to the remaining tranches of this facility is subject to several terms and conditions outside of management’s control.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. As noted further in Note 14, Discontinued Operations, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities. In certain of our other regulated insurance legal entities, we hold surplus levels of risk-based capital, and as we complete the wind-down exercise related to

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
these entities, we expect to recapture through dividends and final liquidation actions the remaining cash positions of these entities.

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

NOTE 2. INTANGIBLE ASSETS

The carrying values and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

March 31, 2025	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.4	$68,770	$30,676	$38,094
Trade names	11.2	40,900	10,418	30,482
Total		$109,670	$41,094	$68,576

December 31, 2024	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.6	$68,770	$28,869	$39,901
Trade names	11.5	40,900	9,737	31,163
Total		$109,670	$38,606	$71,064

There were no impairments to or disposals of definite-lived intangible assets recognized for the three months ended March 31, 2025 and 2024.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amortization expense relating to definite-lived intangible assets for the three months ended March 31, 2025 and 2024 was $2.5 million and $2.9 million, respectively. Estimated amortization expense relating to definite-lived intangible assets for the remainder of 2025 and for each of the next five full years ending December 31 is as follows (in thousands):

2025 (April-December)	$7,464
2026	$9,952
2027	$9,952
2028	$8,673
2029	$8,673
2030	$8,673

NOTE 3. MEDICAL COSTS PAYABLE

The following table shows the components of the change in medical costs payable for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,
	2025	2024
Medical costs payable - January 1	$124,360	$157,903
Incurred related to:
Current year	158,317	201,420
Prior year	2,577	(4,546)
Total incurred	160,894	196,874
Paid related to:
Current year	76,691	87,372
Prior year	94,713	109,804
Total paid	171,404	197,176

Medical costs payable - March 31	$113,850	$157,601

Medical costs payable attributable to prior years increased by $2.6 million and decreased by $4.5 million for the three months ended March 31, 2025 and 2024, respectively. Medical costs payable estimates are adjusted as additional information regarding claims becomes known; there were no significant changes to estimation methodologies during the periods. Medical costs payable as of March 31, 2025 are primarily related to the current year.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below details the components making up the medical costs payable as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Claims unpaid	$2,489	$638
Payables due to CMS (1)	22,858	17,846
Provider incentive payable	13,468	15,985
Incurred but not reported (IBNR)	75,035	89,891
Total medical costs payable	$113,850	$124,360

(1)     Payables due to CMS primarily relate to out-of-network claims the Company is required to pay as a result of our ACO REACH Care Partner, Babylon, filing for bankruptcy.

NOTE 4. BORROWINGS AND COMMON STOCK WARRANTS

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

For the three months ended March 31, 2024, upon occurrence of the Termination, we recognized a gain on troubled debt restructuring of $30.3 million. For the three months ended March 31, 2024, the gain on troubled debt restructuring resulted in a decrease of basic and diluted loss per share of $3.68. For the three months ended March 31, 2025, there was no gain on troubled debt restructuring.

As of March 31, 2025 and December 31, 2024, we had undrawn letters of credit of $7.5 million and $16.5 million, respectively.

See subsequent paragraph “Centrum Promissory Note and P-Units” for information describing the $1.0 million of current maturities of long-term borrowings included within short-term borrowings on the Condensed Consolidated Balance Sheets.

Long-term Borrowings:

The balances of the Company's long-term borrowing arrangements, and their related details and components of supplemental cash flow information and non-cash operating and financing activity, consist of the following as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2025
			Unamortized
Credit Facilities	Term Principal	Accrued PIK Principal Additions	Debt Discounts(3)	Debt Issuance Costs(3)	Current Maturities
2023 Credit Agreement	$96,400	$20,838	$(5,977)	$—	$—
Hercules Credit Agreement	30,000	532	(1,003)	(3,340)	—
Centrum Promissory Note	63,950	—	—	—	—
Centrum P-units	7,000	—	—	—	(1,000)
	197,350
Add:
Paid-in-kind interest		21,370
Less:
Unamortized debt discount - warrants			(6,980)
Unamortized debt issuance costs				(3,340)
Current maturities of long-term borrowings (2)					(1,000)
Total long-term borrowings					$207,400

	Three Months Ended March 31, 2025
	Annual Interest		Amortization Expense
Credit Facilities	Nominal Rate	Effective Rate	Debt Discounts(1)	Debt Issuance Costs(1)	Cash Paid for Interest	Maturity Date
2023 Credit Agreement	15.0%	16.6%	$190	$—	$—	08/2028
Hercules Credit Agreement	9.7%	18.7%	$52	$173	$734	06/2028
Centrum Promissory Note	6.0%	6.0%	$—	$—	$946	10/2028
Centrum P-Units	6.0%	6.0%	$—	$—	$125	10/2028

	December 31, 2024
			Unamortized
Credit Facilities	Term Principal	Accrued PIK Principal Additions	Debt Discounts(3)	Debt Issuance Costs(3)	Current Maturities
2023 Credit Agreement	$96,400	$16,658	$(6,168)	$—	$—
Hercules Credit Agreement	30,000	341	(1,055)	(3,512)	—
Centrum Promissory Note	63,950	—	—	—	—
Centrum P-Units	8,000	—	—	—	(2,000)
	198,350
Add:
Paid-in-kind interest		16,999
Less:
Unamortized debt discount - warrants			(7,223)
Unamortized debt issuance costs				(3,512)
Current maturities of long-term borrowings (2)					(2,000)
Total long-term borrowings					$202,614

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2024
	Annual Interest		Amortization Expense
Credit Facilities	Nominal Rate	Effective Rate	Debt Discounts(1)	Debt Issuance Costs(1)	Cash Paid for Interest	Maturity Date
2021 Credit Agreement	5.0%	10.1%	$—	$—	$999	01/2024
2023 Credit Agreement	15.0%	15.0%	$—	$—	$2,588	08/2028
(1) The amortization expenses are presented in Interest Expense within the Condensed Consolidated Statements of Income (Loss).
(2) The current maturities are presented in Short-term borrowings within the Condensed Consolidated Balance Sheets.
(3) The unamortized debt discounts and debt issuance costs are presented as a direct deduction from the carrying amount of the respective debt instrument on the balance sheet. These are amortized over the term of the respective credit agreements using the effective interest rate method.

The Company’s future annual principal maturities of borrowing arrangements for the remainder of 2025 and for each of the next five full years ending December 31 is as follows (in thousands):

	2023 Credit Agreement	Hercules Credit Agreement	Centrum Promissory Note	Centrum P-Units	Total
2025 (April-December)	$—	$—	$—	$1,000	$1,000
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	96,400	30,000	63,950	6,000	196,350
2029	—	—	—	—	—
2030	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	96,400	30,000	63,950	7,000	197,350

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

As we drew on the increased term loan commitment of the 2023 Credit Agreement, in conjunction with the execution of the 2024 NEA Warrantholders Agreement a warrant asset was established for all the warrants available to be issued at the fair value of the warrants on the close date of $6.8 million; upon issuing warrants the corresponding portion of the asset will be recorded as a discount on the term loan and amortized over the remaining term of the debt. The warrant asset is presented in prepaids and other current assets on the Consolidated Balance Sheets. With the issuance of warrants in conjunction with our draws on the 2023 Credit Agreement, the total $6.8 million balance of the warrant asset was recorded as a discount on debt and as of March 31, 2025 and December 31, 2024, there was no warrant asset related to the 2023 Credit Agreement.

We elected to satisfy interest payments through the issuance of additional debt with quarterly paid-in-kind (“PIK”) interest payments. As of March 31, 2025, there are no covenant violations or instances of default. The 2023 Credit Agreement does not have a lien against assets of the Company and its subsidiaries.

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

Tranche 3: up to $45,000,000 term loan, plus the undrawn Tranche 2 commitment, if any, that will be available from February 15 – September 15, 2025 subject to the following conditions: (i) the Company has satisfied in full the “CMS Settlement” and the “ACO REACH Deficit Obligation” (each as defined in the Hercules Credit Agreement), and (ii) after the draw down in full of the available “Tranche 3 Advances”, the loan parties maintain “Qualified Cash” (as defined in the Hercules Credit Agreement) in an amount greater than or equal to $22,500,000; in each case as approved by Hercules in its reasonable discretion.

Tranche 4: up to $50,000,000 term loan, plus the aggregate sum of the undrawn previous commitments, if any, that was available from June 21, 2024 and ending on June 1, 2027, upon further approval by Hercules’s investment committee.

As the debt was issued on the Hercules Credit Agreement, in conjunction with the concurrent warrantholders agreements entered into on the close date, a warrant asset was established for all the warrants available to be issued at the fair value of the warrants on the close date of $6.4 million; upon issuing warrants the corresponding portion of the asset will be recorded as a discount on the term loan and amortized over the remaining term of the debt. The warrant asset is presented in prepaids and other current assets on the Consolidated Balance Sheets. With the issuance of warrants in conjunction with our draw of the first tranche, $1.2 million of the warrant asset was recorded as a discount on debt. As of March 31, 2025 and December 31, 2024, the warrant asset related to the Hercules Credit Agreement was $5.3 million.

As of March 31, 2025, under the Hercules Credit Agreement we had $120.0 million of unused borrowing commitments bearing no charge. We elected to satisfy a portion of interest payments through the issuance of additional debt with monthly PIK interest payments bearing a cash interest rate of 2.5% per annum. As of March 31, 2025, there are no covenant violations or

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
instances of default. The Hercules Credit Agreement is secured by first priority liens on substantially all assets of the Company and its subsidiaries.

Centrum Promissory Note and P-Units: On October 29, 2024, NeueHealth entered into an Agreement with RRD Healthcare, LLC (“RRD”) pursuant to which the Company purchased RRD’s remaining 25% equity interest in Centrum Medical Holdings, LLC (“Centrum”). In connection with the transaction, the Company issued a secured promissory note (“Centrum Promissory Note”) to RRD in a principal amount of $64.0 million bearing a cash interest rate of 6% per annum, payable monthly. It is due on October 29, 2028 and all or any portion may be prepaid at any time without penalty or premium. As part of the transaction, NeueHealth agreed to pay the former holders of the RRD profit-sharing awards (“P-Unit Awards”), on behalf of RRD, $2.0 million due in 2025, $1.0 million of current maturities remaining due after March 31, 2025, and another $6.0 million due in 2028 in return for the cancellation of the P-Unit Awards; see Note 8, Commitments and Contingencies for further information on the transaction and treatment of the P-unit Awards. The P-Unit Awards bear a cash interest rate of 6% per annum, starting on the transaction date, payable quarterly.

As of March 31, 2025, there are no covenant violations or instances of default. The Centrum Promissory Note is secured by second priority liens on substantially all assets of the Company and its subsidiaries.

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

Hercules Warrantholders Agreements: On June 21, 2024, the Company entered into warrantholders agreements (the “Hercules Warrantholders Agreements”) with Hercules and the lenders from time-to-time party to the Hercules Credit Agreement, setting forth the rights and obligations of the Company and the lenders as holders of the warrants to acquire an aggregate of 1.3 million shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. The warrants may be settled with cash or net settlement in shares at the determination of the warrantholders. We established a warrant liability of $6.4 million on this date, representing the 1.3 million warrants available to be issued under the Hercules Warrantholders Agreements at a fair market value of $5.14 (closing share price on June 21, 2024 minus the $0.01 exercise price); the warrant liability is reported on our Condensed Consolidated Balance Sheets. The warrants do not contain any exercise contingencies and expire on the seventh anniversary of the closing date.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table shows the warrant liability as of March 31, 2025 and 2024, and the components of the change in warrant liability for the three months then ended, respectively (in thousands):

	2025	2024
Balance at January 1,	$29,738	$13,971
Newly executed Warrantholders Agreement	—	—
Antidilutive issuances (1)	—	—
Change in fair value of outstanding warrants	(2,649)	(2,072)
Warrants issued and classified as equity instruments	—	—
Balance at March 31,	$27,089	$11,899

(1) The 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement contain a Dilutive Issuance provision providing that the number of shares issuable under outstanding warrants be increased upon issuance by the Company of shares of common stock (or the issuance of securities convertible into, or exchangeable for, shares of common stock) for a market price lower than that of August 29, 2023, in the case of the 2023 Warrantholders Agreement, and April 30, 2024, in the case of the 2024 NEA Warrantholders Agreement. For the period ended December 31, 2024 the number of shares issuable under the warrants issued under the 2023 Warrantholders Agreement and 2024 NEA Warrantholders Agreement were increased by 41,158. The warrants were granted at a fair market value of $5.14 (closing share price on June 21, 2024 minus the $0.01 exercise price).

For the three months ended March 31, 2025 and 2024, we had net warrant income of $2.6 million and $2.1 million, respectively.

As of March 31, 2025 no issued warrants have been exercised. The table below summarizes the number of warrants that remain available to be issued under each of the Warrantholders Agreements as of March 31, 2025:

2023 Warrantholders Agreement	—
2024 NEA Warrantholders Agreement	—
Hercules Warrantholders Agreements	1,025,000

The Company classifies its warrant liability as Level 2 fair value because they are valued using observable, unadjusted quoted prices in active markets. See Note 14, Discontinued Operations for the full definition of Level 1, Level 2, and Level 3 fair values.

NOTE 5. SHARE-BASED COMPENSATION

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

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation rights, other equity-based awards, and cash-based incentive awards to certain employees, consultants and non-employee

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
directors. The 2021 Incentive Plan was most recently amended in May 2024. As of March 31, 2025 there are 4.4 million shares of common stock authorized for issuance under the 2021 Incentive Plan and a total of 0.9 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

We recognized share-based compensation expense of $5.6 million and $18.6 million for the three months ended March 31, 2025 and 2024, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

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

There were no options granted during the three months ended March 31, 2025.

The activity for stock options for the three months ended March 31, 2025 is as follows (in thousands, except exercise price, weighted average contractual life, and aggregate intrinsic value):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	423	$139.33	5.2	$205
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(1)	155.30
Outstanding at March 31, 2025	422	$139.26	5.0	$—

We recognized share-based compensation expense related to stock options of $2.8 million for the three months ended March 31, 2025, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At March 31, 2025, there was $0.1 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 0.2 years.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes RSU award activity for the three months ended March 31, 2025 (in thousands, except weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at January 1, 2025	2,871	$11.08
Granted	—	—
Vested	(607)	26.08
Forfeited	(3)	13.25
Unvested RSUs at March 31, 2025	2,261	$7.04

We recognized share-based compensation expense related to RSUs of $2.8 million for the three months ended March 31, 2025, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of March 31, 2025, there was $9.5 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table summarizes PSU award activity for the three months ended March 31, 2025 (in thousands, except weighted average grant date fair value):

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at January 1, 2025	105	$744.00
Granted	—	—
Forfeited	(13)	744.02
Unvested PSUs at March 31, 2025	92	$744.00

We recognized no share-based compensation expense related to PSUs for the three months ended March 31, 2025. At March 31, 2025, there was no unrecognized compensation expense related to the PSU grant as the minimum service period was achieved in June 2024. The PSUs will expire 1.2 years after March 31, 2025 if the predetermined stock price goals are not achieved.

Liability Classified Share-based Award

In May 2024, the Company granted share-based awards to certain employees. These awards provided the option for settlement in either cash or shares, at the discretion of the Company. In January 2025, the Compensation and Human Capital Committee of the Board of Directors approved the settlement of the employee portion of the award in cash at 100% of target. The payment of the employee portion of the award occurred in March 2025; the Board portion of the award remains outstanding.

These awards were initially measured at fair value on the grant date and subsequently remeasured at each reporting date until settlement. The remeasurement of the liability at each reporting date impacts the Company’s financial statements through adjustments to share-based compensation expense. The liability will be derecognized upon settlement, with any difference between the final settlement amount and the remeasured liability amount recognized in the income statement. The fair value of the liability-classified awards is derived from the targeted bonus amount, which represents the expected payout if performance

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
targets are met. This amount is adjusted for estimated forfeitures to account for the probability that some awards will not vest due to employee turnover or failure to meet performance criteria.

The following table provides a reconciliation of the beginning and ending balances of the share-based payment liability (in thousands):

Fair Value
Balance at January 1, 2025	$6,402
Changes in fair value (forfeitures)	(41)
Payments	(5,542)
Balance at March 31, 2025	$819

As of March 31, 2025 and December 31, 2024, the liability for these awards was remeasured at fair value, resulting in a recognized liability of $0.8 million and $6.4 million, respectively. The changes in fair value of the liability were recognized as operating costs in the Condensed Consolidated Statements of Comprehensive Income (Loss). The total expense recognized for these liability-classified awards for the three months ended March 31, 2025 was immaterial. There was no expense for the three months ended March 31, 2024.The liability for these awards is included within other current liabilities on the Condensed Consolidated Balance Sheets.

As of March 31, 2025 there is no unrecognized expense of the liability classified share-based award.

NOTE 6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $130.9 million and $120.2 million as of March 31, 2025 and December 31, 2024, respectively.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $364.00 per share and approximately $260.34 per share subsequent to the issuance of all warrants prior to the three months ended March 31, 2025) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after January 3, 2025, if the closing price per share of Common Stock on the New York Stock Exchange was greater than 175% of the then effective Conversion Price for (x) each of

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

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

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by compounded dividends. Holders of the Series B Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series B Preferred Stock had accrued compounded dividends of $22.7 million and $20.3 million as of March 31, 2025 and December 31, 2024, respectively.

The Series B Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series B Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $113.60 per share and approximately $90.72 per share subsequent to the issuance of all warrants prior to the three months ended March 31, 2025) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after October 17, 2025, if the closing price per share of common stock on the NYSE was greater than 287% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series B Preferred Stock into the relevant number of shares

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
of common stock, the Company may elect to convert all of the Series B Preferred Stock into the relevant number of shares of common stock.

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

NOTE 7. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31 (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2025	2024
Loss from continuing operations, net noncontrolling interests and accrued preferred stock dividends	$(15,465)	$(18,653)
Loss from discontinued operations	(9,410)	(9,865)
Net loss attributable to NeueHealth, Inc. common shareholders	$(24,875)	$(28,518)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,570	8,079
Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(1.80)	$(2.31)
Discontinued operations	$(1.10)	$(1.22)
Net loss per share attributable to common stockholders, basic and diluted	$(2.90)	$(3.53)

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2025	2024
Redeemable convertible preferred stock (as converted to common stock)	5,563	4,867
Issued and outstanding common stock warrants	1,834	1,834
Stock options to purchase common stock	422	614
Restricted stock units	2,261	575
Total	10,080	7,890

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal proceedings: In the normal course of business, we could be involved in various legal proceedings such as, but not limited to, the following: litigation concerning ongoing mergers and/or acquisitions, lawsuits alleging negligence in care or general liability, violation of regulatory bodies’ rules and regulations, or violation of federal and/or state laws.

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

In connection with the NEA Merger, announced on December 23, 2024, three lawsuits have been filed: two were filed in New York (Williams v. NeueHealth, Inc. et al., No. 652386/2025 (N.Y. Sup. Ct. Apr. 16, 2025); Ballard v. NeueHealth Inc. et al., No. 652405/2025 (N.Y. Sup. Ct. Apr. 17, 2025)) and one was filed in the Circuit Court for the Eleventh Judicial District of Florida (Berger v. Adkins, et al., No. [Unknown], (Fla. 11th Jud. Cir. Ct. Apr. 23, 2025)). Additionally, the Company has received certain disclosure and books and records demands in regard to the acquisition.

We intend to vigorously defend the Company in the above actions, but there can be no assurance that we will be successful in any defense.

Based on our assessment of the facts underlying the claims, the degree to which we intend to defend the Company in this matter, if needed, and the court’s ruling, the amount or range of reasonably possible losses, if any, cannot be estimated. We have not accrued for any potential loss as of March 31, 2025 and December 31, 2024 for these actions.

Other commitments: As of March 31, 2025, we had letters of credit of $7.5 million, as well as surety bonds of $19.5 million. On our Condensed Consolidated Balance Sheets, $24.8 million of the cash and cash equivalents and $7.0 million of the short-term investments is restricted as collateral to our undrawn letters of credit and surety bonds.

NOTE 9. SEGMENTS AND GEOGRAPHIC INFORMATION

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

NeueCare: Provides care services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk. As of March 31, 2025, NeueCare provides virtual and in-person clinical care through its 66 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, our NeueCare segment serves approximately 569,000 consumers, inclusive of 530,000 value-based care consumers and 39,000 fee-for-service consumers. NeueCare customers include external payors, third party administrators, affiliated providers, and direct-to-government programs.

NeueSolutions: Our provider enablement business that facilitates care coordination activities through the use of population health tools including technology, data analytics, care and utilization management, and clinical solutions and care teams to support patients. As of March 31, 2025, NeueSolutions has approximately 33,000 value-based care consumers attributed to ACO REACH, 8,000 value-based care consumers attributed to MSSP, and 138,000 enablement services lives, representing members attributed to NeueHealth by provider partner groups that are outside of the NeueHealth owned network.

The Company’s accounting policies for reportable segment operations are consistent with those described in Note 2, Summary of Significant Accounting Policies, in our 2024 Form 10-K. We utilize operating income (loss) as the profitability metric in assessing performance for our reportable segments. Presented by reportable segment and reconciled to the Consolidated Statements of Income (Loss), the significant segment revenue and expense categories that are regularly provided to and monitored by the CODM, as well as included in the calculation of operating income (loss), are disaggregated in the table below.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the reportable segment financial information for the three months ended March 31, 2025 and 2024 (in thousands):

Three Months Ended March 31, 2025	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$80,987	$—	$—	$80,987
ACO REACH revenue	—	124,040	—	124,040
Service revenue	6,264	3,570	—	9,834
Investment income	357	—	569	926
Total unaffiliated revenue	87,608	127,610	569	215,787
Affiliated revenue	2,909	—	(2,909)	—
Total segment revenue	90,517	127,610	(2,340)	215,787

Operating expenses
Medical costs	37,518	126,285	(2,909)	160,894
Operating costs
Compensation and fringe	18,297	2,146	10,966	31,409
Professional fees	3,036	979	2,679	6,694
Other administrative	5,877	1,192	3,501	10,570
Total segment operating costs	27,210	4,317	17,146	48,673

Depreciation and amortization	2,782	—	777	3,559
Total segment operating expenses	67,510	130,602	15,014	213,126

Operating income (loss)	23,007	(2,992)	(17,354)	2,661

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended March 31, 2024	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$61,466	$—	$—	$61,466
ACO REACH revenue	—	171,811	—	171,811
Service revenue	9,530	2,085	—	11,615
Investment income	—	—	203	203
Total unaffiliated revenue	70,996	173,896	203	245,095
Affiliated revenue	2,627	—	(2,627)	—
Total segment revenue	73,623	173,896	(2,424)	245,095

Operating expenses
Medical costs	27,436	172,065	(2,627)	196,874
Operating costs
Compensation and fringe	23,514	2,520	22,043	48,077
Professional fees	2,766	626	3,108	6,500
Other administrative	6,309	1,617	4,258	12,184
Total segment operating costs	32,589	4,763	29,409	66,761

Depreciation and amortization	3,786	—	776	4,562
Total segment operating expenses	63,811	176,828	27,558	268,197

Operating income (loss)	9,812	(2,932)	(29,982)	(23,102)

We do not include asset information by reportable segment in the reporting provided to the CODM.

NOTE 10. INCOME TAXES

Income tax was an expense of $0.1 million and $0.7 million, for the three months ended March 31, 2025 and 2024 respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. The expense for both periods largely relates to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards and in combined filing states that restrict which entities within the group may use specific net operating loss carryforwards.

We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended March 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2025 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 11. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests in our subsidiaries whose redemption is outside of our control are classified as temporary equity. The following table provides details of our redeemable noncontrolling interest activity for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Balance at January 1	$48,580	$88,908
Earnings attributable to noncontrolling interest	770	4,227
Distribution to noncontrolling interest holders	(1,702)	(1,884)
Measurement adjustment	121	7,510
Balance at March 31	$47,769	$98,761

NOTE 12. ACO REACH

We participate in the CMS ACO REACH Model with three REACH ACOs participating through the global risk arrangement and assuming full risk for the total cost of care of aligned beneficiaries. As part of our participation in the ACO REACH Model, we are guaranteeing the performance of our care network of participating and preferred providers. The intention of the ACO REACH Model is to enhance the quality of care for Medicare FFS beneficiaries while reducing the administrative burden, supporting a focus on complex, chronically ill patients, and encouraging physician organizations that have not typically participated in Medicare FFS programs to serve Medicare FFS beneficiaries. CMS currently has the ACO REACH Model set to end with performance year 2026, on December 31, 2026.

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
•Risk-Mitigation Options: For the 2024 and 2025 Performance Year, all of our REACH ACOs elected to participate in a “stop-loss arrangement” offered by CMS. The “stop-loss arrangement” is designed to reduce the financial uncertainty associated with high-cost expenditures of individual beneficiaries. Additionally, CMS has created a mandatory risk corridor program that allocates the REACH ACO’s shared savings and losses in bands of percentage thresholds, after a deviation of greater than 25.0% of the Performance Year Benchmark.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The tables below include the financial statement impacts of the performance guarantee at March 31, 2025 and December 31, 2024 and for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	March 31, 2025	December 31, 2024
ACO REACH performance year receivable(1)	$468,346	$95,075
ACO REACH performance year obligation	382,478	—

(1)     As of March 31, 2025, we estimate there to be in-network and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not reported of $76.1 million related to performance year 2025 and $2.3 million related to performance year 2024; this is included in medical costs payable on the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31,
	2025	2024
Amortization of ACO REACH performance year receivable(1)	$136,699	$175,460
Amortization of ACO REACH performance year obligation	(127,493)	(176,552)
ACO REACH revenue	124,040	171,811

(1)     The amortization of the ACO REACH performance year receivable includes $83.6 million and $111.3 million related to the amortization of the prior year receivable for the three months ended March 31, 2025 and 2024, respectively.

NOTE 13. DECONSOLIDATION OF BRIGHT HEALTHCARE INSURANCE COMPANY OF TEXAS

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents the balance sheet of BHIC-Texas on November 29, 2023, the date the Deconsolidated Entity was placed into receivership.

Cash and cash equivalents	$60,560
Prepaids and other current assets	1,522
Risk share receivable	123,981
Total Assets	$186,063
Accounts payable	$135
Medical costs payable	3,283
Other current liabilities	1,523
Risk adjustment payable	89,638
Total Liabilities	94,579
APIC	204,753
Accumulated Deficit	(113,269)
Total Equity	91,484
Total Liabilities and Equity	$186,063

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

While we are no longer offering plans in the Commercial marketplace as of December 31, 2022, we will continue to be involved in the states where we formerly operated in, as we support run out activities of medical claims incurred in the 2022 plan year and perform other activities necessary to wind down our operations in each state. We were substantially complete with medical claim payments as of the end of 2023, and we will continue to make remaining medical claim payments and payments towards the remaining risk adjustment obligations through 2025 and into 2026.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The financial results of discontinued operations by major line item were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Premium revenue	$(322)	$(215)
Investment income	942	1,568
Total revenue from discontinued operations	620	1,353
Operating expenses:
Medical costs	(1,203)	(3,759)
Operating costs	2,004	6,206
Total operating expenses from discontinued operations	801	2,447
Operating loss from discontinued operations	(181)	(1,094)
Interest expense	9,251	8,765
Loss from discontinued operations before income taxes	(9,432)	(9,859)
Income tax (benefit) expense	(22)	6
Net loss from discontinued operations	$(9,410)	$(9,865)

The following table presents cash flows from operating and investing activities for discontinued operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities - discontinued operations	$(16,868)	$(37,958)
Cash provided by investing activities - discontinued operations	61,130	198,451
Supplemental disclosure of cash flow information:
Cash paid for interest	$33	$2,628

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Assets and liabilities of discontinued operations were as follows (in thousands):

	March 31, 2025	December 31, 2024
	Total	Total
Assets
Current assets:
Cash and cash equivalents	$86,729	$102,110
Short-term investments	7,526	7,533
Consideration due from Molina	—	61,139
Prepaids and other current assets	212	2,224
Current assets of discontinued operations	94,467	173,006
Total assets of discontinued operations	$94,467	$173,006
Liabilities
Current liabilities:
Medical costs payable	$2,046	$7,031
Accounts payable	5,232	9,052
Risk adjustment payable	271,839	276,835
Other current liabilities	56,064	51,733
Current liabilities of discontinued operations	335,181	344,651
Total liabilities of discontinued operations	$335,181	$344,651

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

The Consolidation and Adjustment Escrow review has been completed and $61.1 million was released from escrow to the Company on March 17, 2025. The remaining purchase price consideration subject to contingencies and adjustments as of March 31, 2025 is as follows (in thousands):

Indemnity Escrow Amount (1)	10,000
Total consideration subject to contingencies at closing	$10,000

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

As the conditions surrounding collection of the Indemnity Escrow Amount remain subject to contingencies that are largely outside of the Company’s control, we have not recorded any contingent consideration receivable related to the amount as of March 31, 2025.

At the time of the sale, our investment in the California MA business was calculated as follows (in thousands):

Total assets (1)	$647,254
Total liabilities	(323,038)
Investment in California MA Business	$324,216

Refer to Note 19 of the 2024 Form 10-K for discussion of the gain on sale recorded in the fourth quarter of 2024. As of March 31, 2024, the company recorded no gain or loss associated with the sale of the California Medicare Advantage business (in thousands):

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restructuring charges within our discontinued operations for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Employee termination benefits	$—	$129
Long-lived asset impairments	—	—
Contract termination and other costs	—	(508)
Total discontinued operations restructuring charges	$—	$(379)

Restructuring accrual activity recorded by major type as of and for the three months ended March 31 was as follows (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2025	$171	$5,000	$5,171
Net charges	—	—	—
Cash payments	(51)	(5,000)	(5,051)
Balance at March 31, 2025	$120	$—	$120

	Employee Termination Benefits	Contract Termination Costs	Total
Balance at January 1, 2024	$2,867	$22,492	$25,359
Net charges	129	(508)	(379)
Cash payments	(1,485)	(6,495)	(7,980)
Balance at March 31, 2024	$1,511	$15,489	$17,000

Employee termination benefits are recorded within Other current liabilities of discontinued operations while contract termination costs are recorded within Accounts payable of discontinued operations.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fixed Maturity Securities: Held-to-maturity securities are reported at amortized cost as of March 31, 2025 and December 31, 2024. The following is a summary of our investment securities (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$70,207	$—	$—	$70,207
Held to maturity:
U.S. government and agency obligations	7,426	—	—	7,426
Corporate obligations	100	—	—	100
Total held-to-maturity securities	7,526	—	—	7,526
Total investments	$77,733	$—	$—	$77,733

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$82,043	$6	$—	$82,049
Held to maturity:
U.S. government and agency obligations	7,430	—	—	7,430
Corporate obligations	103	—	—	103
Total held-to-maturity securities	7,533	—	—	7,533
Total investments	$89,576	$6	$—	$89,582

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument see Note 19 to the audited consolidated financial statements included in our 2024 Form 10-K.

As of March 31, 2025, investments and cash equivalents within our discontinued operations were comprised of $76.0 million and $1.7 million with fair value measurements of Level 1 and Level 2, respectively. As of December 31, 2024, the investments

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and cash equivalents within our discontinued operations were comprised of $87.8 million and $1.8 million with fair value measurements of Level 1 and Level 2, respectively. All investments and cash equivalents within our discontinued operations is classified as restricted.

Medical Costs Payable: The table below details the components making up the medical costs payable within current liabilities of discontinued operations (in thousands):

	Bright HealthCare - Commercial
	March 31, 2025	December 31, 2024
Claims unpaid	$1,881	$5,760
Incurred but not reported (IBNR)	165	1,271
Total medical costs payable of discontinued operations	$2,046	$7,031

Risk Adjustment: On March 13, 2025, our insurance subsidiaries in Colorado and Florida entered into modified repayment agreements with respect to the remaining unpaid amount of their risk adjustment obligations for an aggregate amount of $271.8 million. The remaining amount owed under the Modified Repayment Agreements is due September 15, 2026 and bears interest at a rate of 11.5% per annum. The remaining amount due relating to the risk adjustment repayment agreements, our risk adjustment payable liability, was $271.8 million and $276.8 million as of March 31, 2025 and December 31, 2024, respectively. During the first quarter of 2025, our insurance subsidiary in Illinois repaid the entirety of its outstanding risk adjustment obligation.

Restricted Capital and Surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. For the period ended March 31, 2025, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities.

NOTE 15. SUBSEQUENT EVENTS

We have evaluated the events and transactions that have occurred through the date at which the condensed consolidated financial statements were issued. Other than those described in the footnotes above, no additional events or transactions have occurred that may require adjustment to the condensed consolidated financial statements or disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and the “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K. Unless the context otherwise indicates or requires, the terms “we”, “our”, and the “Company” as used herein refer to NeueHealth, Inc. and its consolidated subsidiaries.

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

NeueCare. Our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across the ACA Marketplace, Medicare, and Medicaid. NeueCare aims to significantly reduce the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of March 31, 2025, NeueCare delivers high-quality in-person and virtual clinical care through its 66 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, NeueCare maintained approximately 569,000 consumers, inclusive of 530,000 value-based consumers and 39,000 fee-for-service consumers.

NeueSolutions. Our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements. As of March 31, 2025, NeueSolutions had approximately 33,000 value-based care consumers attributed to its REACH ACOs, 8,000 value-based care consumers attributed to participation in the Medicare Shared Savings Program (“MSSP”), and 138,000 enablement services lives.

Bright HealthCare - Commercial. Included in our discontinued operations, our Commercial healthcare financing and distribution business focused on commercial plans. In October 2022, we announced that we would no longer offer commercial health plans effective at the end of 2022.

Business Update

NeueHealth delivered strong performance to start the year, generating significant growth in consumers served, securing new payor partnerships and expanding into new product verticals, including MSSP. Our NeueCare and NeueSolutions business segments continue to drive solid results, creating a seamless, more coordinated healthcare experience for consumers, providers, and payors across the country.

This year, we are focused on continuing to create a better healthcare experience for all as we look to drive strategic growth across our business, prioritizing a few key areas. First, we will look to continue to bring high-quality, affordable healthcare to more consumers with a focus on diversifying the populations we serve across product categories. Second, we expect to continue to deepen our presence in the local communities we serve as well as expand into new geographies, bringing our care model and local approach to more growing markets. Third, we will look to continue to grow alongside our payor partners through the strong, trusted relationships we have built, in addition to prioritizing growth with new payor groups. Finally, we will continue to build on our strong partnerships with providers, meeting them where they are on their path to participating in performance-based arrangements and enabling them to deliver the highest quality, personalized care. Overall, we feel we are in a strong position to continue to drive long-term, sustainable growth this year and beyond.

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

Key Metrics and Non-GAAP Financial Measures

In addition to our GAAP financial information, we use several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table includes two key metrics used to measure our performance: approximate consumers and patients served as of March 31, 2025 and 2024.

	As of March 31,
	2025	2024
Value-Based Consumers served	571,000	360,000
Enablement Services Lives	138,000	109,000

Value-Based Care Consumers

Value-based care consumers are consumers attributed to providers contracted under various value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our NeueHealth owned or affiliated medical groups. We believe growth in the number of value-based care consumers is a key indicator of the performance of our NeueHealth business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth and effective medical management practices. We saw a year over year increase in value-based care consumers of approximately 211,000 consumers; driven by an increase of 216,000 value-based care consumers through our third-party payor relationships and 8,000 new value-based care consumers aligned to our participation in MSSP beginning January 1, 2025, partially offset by a decline of approximately 13,000 ACO REACH lives. Our focus is to continue to grow the number of value-based care consumers through third-party payor relationships.

Enablement Services Lives

Enablement services lives are members attributed to NeueHealth by provider partner groups that are outside of the NeueHealth owned network. We bring the people, process, and technology platforms necessary to manage the administrative support for these value-based and risk arrangement members, on behalf of our provider partners. As a result of the value we drive, we ended the quarter with approximately 138,000 enablement services lives under contract within those organizations.

	Three Months Ended March 31,
($ in thousands)	2025	2024
(Loss) Income from continuing operations before income taxes	$(1,327)	$6,351
Adjusted EBITDA(1)	$13,478	$3,657

(1)See “Non-GAAP Financial Measures” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as Net Loss excluding loss from discontinued operations, interest expense, income taxes, depreciation and amortization, transaction costs, share-based and other long-term compensation expense, impact of troubled debt restructuring, restructuring and contract termination costs, impairment of goodwill and long-lived assets, losses related to the bankruptcy of one of our ACO REACH partners, impact of classifying certain of our operations as held-for-sale, and changes in the fair value of derivatives. Adjusted EBITDA has been presented in this Quarterly Report on Form 10-Q as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP, because we believe it assists management and investors in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net loss	$(10,848)	$(4,177)
Loss from Discontinued Operations	9,410	9,865
EBITDA adjustments from continuing operations
Interest expense	6,637	2,930
Income tax expense	111	663
Depreciation and amortization (g)	3,559	4,067
Transaction costs (a)	1,614	1,121
Share-based and other long-term incentive compensation expense (b)	5,644	18,627
Gain on troubled debt restructuring	—	(30,311)
Change in fair value of warrant liability (c)	(2,649)	(2,072)
Restructuring and contract termination costs (d)	—	(58)
Held-for-sale operations (e)	—	1,623
ACO REACH care partner bankruptcy (f)	—	1,248
Impairment of goodwill and long-lived assets	—	131
EBITDA adjustments from continuing operations	$14,916	$(2,031)
Adjusted EBITDA	$13,478	$3,657

(a)Transaction costs include accounting, tax, valuation, consulting, legal and investment banking fees directly relating to financing initiatives and acquisitions or dispositions. These costs can vary from period to period and impact comparability, and we do not believe such transaction costs reflect the ongoing performance of our business.
(b)Represents non-cash compensation expense related to stock option and restricted stock unit award grants, which can vary from period to period based on several factors, including the timing, quantity and grant date fair value of the awards. Also includes $0.1 million of compensation expense that was recognized for the cancellation of P-Unit Awards in relation to our purchase of the minority interest in Centrum for the three months ended March 31, 2025. There was no equivalent compensation expense included for the three months ended March 31, 2024.
(c)Represents the non-cash change in the fair value of the warrant liability established for warrants included in our financing arrangements, which are remeasured at fair value each reporting period.
(d)Restructuring and contract termination costs represent severance costs as part of a workforce reduction, amounts paid for early termination of leases, and impairment of certain long-lived assets primarily relating to our decision to exit the Commercial business for the 2023 plan year.
(e)Beginning in the second quarter of 2024, Adjusted EBITDA excludes the impact of our operations classified as held-for-sale that were subsequently sold in November 2024; the comparable 2024 period has been recast to exclude these impacts.
(f)Represents the costs expected to be incurred as a result of one of our ACO REACH care partners filing for bankruptcy; includes the full allowance established for the outstanding receivable and ongoing costs incurred to manage and provide service to members attributed to the care partner that would have otherwise been reimbursed prior to the care partner’s bankruptcy.
(g)Adjustment has been updated to remove the impact of our held-for-sale operations that are adjusted for in their entirety as described in (e).

Results of Operations

The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three months ended March 31, 2025 and 2024.

($ in thousands)	Three Months Ended March 31,
Condensed Consolidated Statements of Income (loss) and operating data:	2025	2024
Revenue:
Capitated revenue	$80,987	$61,466
ACO REACH revenue	124,040	171,811
Service revenue	9,834	11,615
Investment income	926	203
Total revenue	215,787	245,095
Operating expenses:
Medical costs	160,894	196,874
Operating costs	48,673	66,761
Depreciation and amortization	3,559	4,562
Total operating expenses	213,126	268,197
Operating income (loss)	2,661	(23,102)
Interest expense	6,637	2,930
Warrant income	(2,649)	(2,072)
Gain on troubled debt restructuring	—	(30,311)
(Loss) Income from continuing operations before income taxes	(1,327)	6,351
Income tax expense	111	663
Net (loss) income from continuing operations	(1,438)	5,688
Loss from discontinued operations, net of tax	(9,410)	(9,865)
Net Loss	(10,848)	(4,177)
Net income from continuing operations attributable to noncontrolling interests	(891)	(11,737)
Series A preferred stock dividend accrued	(10,729)	(10,294)
Series B preferred stock dividend accrued	(2,407)	(2,310)
Net loss attributable to NeueHealth, Inc. common shareholders	$(24,875)	$(28,518)
Adjusted EBITDA	$13,478	$3,657
Operating Cost Ratio (1)	22.6%	27.2%

(1)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues decreased by $29.3 million, or 12.0%, for the three months ended March 31, 2025 as compared to the same period in 2024. These decreases were primarily driven by a decrease of approximately 13,000 beneficiaries aligned to our REACH ACOs resulting in decreased ACO REACH revenue of $47.8 million for the three months ended March 31, 2025 as compared to the same period in 2024. These decreases were offset by increases in our capitated revenue of $19.5 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in capitated revenue is a result of increased membership through our third-party payor contracts as compared to the three months ended March 31, 2024.

Medical costs decreased by $36.0 million, or 18.3%, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease in medical costs was primarily driven by a decrease in beneficiaries aligned to our REACH ACOs.

Operating costs decreased by $18.1 million, or 27.1%, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease in operating costs was primarily driven by a decrease in compensation related costs which is a result of decreases in employee headcount.

Our operating cost ratio of 22.6% for the three months ended March 31, 2025, decreased 0 basis points compared to the same period in 2024. The decrease is driven by operating costs decreasing at a greater rate relative to the decrease in revenue, which is due to the decrease in compensation related costs - part of our on-going restructuring efforts - primarily relating to the Corporate and Eliminations business segment, as there is no directly corresponding revenue to the costs aligned to that segment.

Depreciation and amortization decreased by $1.0 million for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease is primarily driven by a corresponding decrease in property and equipment assets as well as intangible assets.

Interest expense increased $3.7 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase is primarily due to the compounding effect of the paid-in-kind interest applied to the principal balance, under the 2023 Credit Agreement with NEA, as well as interest incurred related to the Centrum Promissory Note and P-Unit Awards, which were not present during the three months ended March 31, 2024.

We recognized warrant income of $2.6 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. The change in market price of the common stock over the quarter relative to the beginning market price of the quarter for the three months ended March 31, 2025 and 2024 was a decrease of 8.9% and 14.5%, respectively, driving recognition of warrant income. The increase of $0.6 million for the three months ended March 31, 2025 as compared to the same period in 2024 is a result of the issuance of additional warrants and warrants available to be issued, subsequent to March 31, 2024, thus resulting in a greater effect of the change in market price of the Company’s common stock on warrant income during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Income tax was an expense of $0.1 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The impact from income taxes varies from the federal statutory rate of 21% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For both periods, the expense largely relates to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards and in combined filing states that restrict which entities within the group may use specific net operating loss carryforwards.

Loss from discontinued operations decreased by $0.5 million for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease is attributable to being further into the runout of our Commercial business as of March 31, 2025 compared to March 31, 2024 thus incurring less operating costs as the resources needed for the runout operations have further decreased.

NeueCare
($ in thousands)	Three Months Ended March 31,
Statement of income (loss) and operating data:	2025	2024

Revenue:
Capitated revenue	$80,987	$61,466
Service revenue	6,264	9,530
Investment income	357	—
Total unaffiliated revenue	$87,608	$70,996
Affiliated revenue	2,909	2,627
Total segment revenue	$90,517	$73,623
Operating expenses
Medical costs	$37,518	$27,436
Operating costs	27,210	32,589
Depreciation and amortization	2,782	3,786
Total operating expenses	67,510	63,811
Operating income	$23,007	$9,812

NeueCare’s capitated revenue increased by $19.5 million or 31.8% for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was a result of increased membership through our third-party payor contracts as compared to the three months ended March 31, 2024.

NeueCare’s service revenue decreased $3.3 million for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease in NeueCare’s service revenue for the three months ended March 31, 2025 was primarily driven by our sale of AMD in November 2024.

NeueCare’s investment income increased by $0.4 million for the three months ended March 31, 2025 as compared to the same period in 2024. The investment income in the current year is attributable to a financial guarantee with a third-party payor invested in a certificate of deposit as well as funds invested in a money market fund; there were no equivalent investments in the same period in 2024.

Affiliated revenue increased by $0.3 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily attributable to fluctuations in ACO surplus at our owned providers.

NeueCare’s medical costs increased by $10.1 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase is primarily a result of increases in our value-based care lives through third-party payor contracts including an increase of $1.6 million in provider capitation paid to our affiliate partners for the three months ended March 31, 2025.

Operating costs for the NeueCare segment decreased $5.4 million for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease is primarily driven by a decrease in payroll expense due to our divestiture of AMD in the fourth quarter of 2024.

NeueCare’s depreciation and amortization decreased $1.0 million for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease is a result of a decrease in intangible asset amortization expense recognized in the three months ended March 31, 2025 due to the AMD intangibles impairment that occurred in the second quarter of 2024.

NeueSolutions
($ in thousands)	Three Months Ended March 31,
Statement of income (loss) and operating data:	2025	2024
Revenue:
ACO REACH revenue	$124,040	$171,811
Service revenue	3,570	2,085
Total segment revenue	127,610	173,896
Operating expenses
Medical Costs	126,285	172,065
Operating Costs	4,317	4,763
Total operating expenses	130,602	176,828
Operating loss	$(2,992)	$(2,932)

NeueSolutions’s ACO REACH revenue decreased $47.8 million, or 27.8% for the three months ended March 31, 2025 compared to the same period in 2024. This decrease is attributable to a decrease of approximately 13,000 beneficiaries aligned to our REACH ACOs as of March 31, 2025 compared to the same period in 2024. See Note 12, ACO REACH, for additional information regarding our remaining performance obligation based on the most recent benchmark data.

NeueSolutions’s service revenue increased $1.5 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in service revenue was driven by revenue from our enablement services contracts.

NeueSolutions’s medical costs decreased by $45.8 million for the three months ended March 31, 2025 as compared to the same period in 2024. This decrease is attributable to a decrease of approximately 13,000 beneficiaries aligned to our REACH ACOs as of March 31, 2025 compared to the same period in 2024.

NeueSolutions’s operating costs remained relatively flat for the three months ended March 31, 2025 as compared to the same period in 2024.
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

Our expected primary short-term uses of cash include risk adjustment payable principal and interest and ongoing run out disbursements for medical claims and provider settlements related to our regulated insurance entities, the ACO REACH performance year obligation, remaining obligation to the deconsolidated entity, and other general and administrative costs. Our long-term cash requirements primarily include operating lease obligations, redeemable noncontrolling interest and ongoing general and administrative expenses.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company, pending regulatory approval, or through reimbursements related to administrative services agreements with the parent company. The parent Company received $11.0 million of dividends from the regulated insurance entities during the three months ended March 31, 2025 and $13.2 million of dividends from the regulated insurance entities for the three months ended March 31, 2024.

In accordance with the terms of the repayment agreements with CMS, the Company must remit to CMS all surplus funds hereafter released from the regulated insurance entities, through dividends declared, within 30 calendar days of receipt of such funds.

The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to satisfy regulatory requirements. As of March 31, 2025, we were out of compliance with the minimum levels for certain of our regulated insurance legal entities within our Bright HealthCare-Commercial segment.

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

In connection with Incremental Amendment No. 1, on October 2, 2023, the Company and the New Lender entered into the 2023 Warrantholders Agreement setting forth the rights and obligations of the Company and the New Lender as a holder of Warrants, and providing for the issuance of the Warrants to purchase up to 176,724 shares of Common Stock. As of the date of this report no warrants are available to be issued under the 2023 Warrantholders Agreement. See Note 4, Borrowings and Common Stock Warrants, for additional information regarding the 2023 Credit Agreement, Incremental Amendment No. 1 and the 2023 Warrantholders Agreement.

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

As of March 31, 2025, we had $96.4 million of long-term borrowings under the Amended 2023 Credit Agreement. There are no available borrowings under the Amended 2023 Credit Agreement.

In connection with Incremental Amendment No. 2, on April 8, 2024, the Company and the NEA Lenders entered into the 2024 NEA Warrantholders Agreement setting forth the rights and obligations of the Company and the NEA Lenders as holders of the warrants to acquire up to 1,113,563 shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. As of the date of this report no warrants are available to be issued under the 2024 NEA Warrantholders Agreement. See Note 4, Borrowings and Common Stock Warrants, for additional information regarding the 2023 Credit Agreement, Incremental Amendment No. 2 and the 2024 NEA Warrantholders Agreement.

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

Tranche 3: up to $45,000,000 term loan, plus the undrawn Tranche 2 commitment, if any, that will be available from February 15 – September 15, 2025 subject to the following conditions: (i) the Company has satisfied in full the “CMS Settlement” and the “ACO REACH Deficit Obligation” (each as defined in the Hercules Credit Agreement), and (ii) after the draw down in full of the available “Tranche 3 Advances”, the loan parties maintain “Qualified Cash” (as defined in the Hercules Credit Agreement) in an amount greater than or equal to $22,500,000; in each case as approved by Hercules in its reasonable discretion.

Tranche 4: up to $50,000,000 term loan, plus the aggregate sum of the undrawn previous commitments, if any, that was available from June 21, 2024 and ending on June 1, 2027, upon further approval by Hercules’s investment committee.

In connection with executing the Hercules Credit Agreement, on June 21, 2024, the Company and each of the lenders under the Hercules Credit Agreement entered into warrant agreements setting forth the rights and obligations of the Company and such lenders as holders of the warrants to acquire up to an aggregate of 1,250,000 shares of Common Stock at an exercise price of $0.01 per share, and providing for the issuance of warrants. See Note 4, Borrowings and Common Stock Warrants, for additional information regarding the Hercules Credit Agreement and the Hercules Warrantholders Agreement.

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

As part of the Centrum Transaction, NeueHealth agreed to pay the former holders of the P-Unit Awards, on behalf of RRD, $2.0 million due in 2025 and another $6.0 million due in 2028 in return for the cancellation of the P-Unit Awards. As of March 31, 2025, NeueHealth paid $1.0 million of the principal due to the former holders of the P-Unit Awards.

As of March 31, 2025, we had letters of credit of $7.5 million, as well as surety bonds of $19.5 million. On our Condensed Consolidated Balance Sheets, $24.8 million of the cash and cash equivalents and $7.0 million of short-term investments are restricted as collateral to our undrawn letters of credit and surety bonds.

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

For additional information on the Series A and Series B Preferred Stock, see Note 6, Redeemable Convertible Preferred Stock, in our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Cash and Investments

As of March 31, 2025, we had $224.8 million in cash and cash equivalents and $14.5 million in short-term investments across our continuing and discontinued operations. As of March 31, 2025, we had no long-term investments across our continuing and discontinued operations.

As of March 31, 2025, we had non-regulated cash and cash equivalents of $138.1 million. As of March 31, 2025, we had $7.0 million non-regulated short-term and no non-regulated long-term investments. Of the $138.1 million non-regulated cash and cash equivalents, $24.8 million is restricted as collateral to our letters of credit and surety bonds. The entirety of the $7.0 million non-regulated short-term investments is restricted as collateral to our financial guarantees.

As of March 31, 2025, we had regulated insurance entity cash and cash equivalents of $86.7 million and short-term investments of $7.5 million. As of March 31, 2025, we had no regulated insurance entity long-term investments.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net cash used in operating activities	$(21,049)	$(48,717)
Net cash provided by investing activities	63,176	198,387
Net cash used in financing activities	(2,702)	(275,520)
Net increase (decrease) in cash and cash equivalents	$39,425	$(125,850)
Cash and cash equivalents at beginning of period	$185,405	$375,280
Cash and cash equivalents at end of period	$224,830	$249,430

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities decreased by $27.7 million compared to the three-month period ended March 31, 2024. This fluctuation is primarily attributable to larger payments on our outstanding medical costs payable and risk adjustment principal balances associated with our discontinued operations during the three months ended March 31, 2024 as compared to the equivalent period ended March 31, 2025. Also contributing to the fluctuation is the decrease in the cash used in our ACO REACH operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 aligning with our decrease in ACO REACH lives.

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities decreased by $135.2 million compared to the three-month period ended March 31, 2024. The cash provided by investing activities during the three months ended March 31, 2024 is primarily attributable to the non-contingent net proceeds received for the sale of our California Medicare Advantage business that closed effective January 1, 2024. The cash provided by investing activities during the three months ended March 31, 2025 is primarily attributable to receipt of the Consolidation and Escrow Adjustment that was a contingent portion of the net proceeds from the sale of our California Medicare Advantage business that was released to NeueHealth on March 17, 2025.

Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities increased by $272.8 million compared to the three months ended March 31, 2024. This cash used in financing activities during the three months ended March 31, 2024 is primarily attributable to the payoff of our short-term debt using a portion of the proceeds from the sale of our California Medicare Advantage business during the three months ended March 31, 2024. The cash used in financing activities during the three months ended March 31, 2025 is primarily attributable to distributions to noncontrolling interest holders as well as a $1.0 million payment of principal to the former P-Unit holders.

Critical Accounting Policies and Estimates

As of March 31, 2025, there had been no material changes to the critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements as described in the 2024 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than the matters described in Note 8, Commitments and Contingencies, we are not presently a party to any litigation the outcomes of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our 2024 Form 10-K and our other filings with the SEC. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2024 Form 10-K.

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

3.7	Fourth Amended and Restated Bylaws of NeueHealth, Inc. (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed on January 24, 2024)
10.1*	Modified Repayment Plan Approval and Modified Letter of Agreement, dated March 13, 2025, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company of Florida
10.2*	Modified Repayment Plan Approval and Modified Letter of Agreement, dated March 13, 2025, by and between the Centers for Medicare and Medicaid Services and Bright Health Insurance Company of Colorado
31.1*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2025, filed with the SEC on May 9, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”)

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

NEUEHEALTH, INC.

Dated: May 9, 2025	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Matushak
	Name:	Jay Matushak
	Title:	Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)