Form 10-Q
period 2025-06-30
NeueHealth, Inc.
filed 2025-08-07
CIK 1671284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of August 1, 2025, the registrant had 9,024,240 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$131,618	$83,295
Short-term investments	13,946	9,871
Accounts receivable, net of allowance of $55 and $27, respectively	53,074	36,594
ACO REACH performance year receivable	321,596	95,075
Current assets of discontinued operations (Note 14)	89,804	173,006
Prepaids and other current assets	29,844	36,807
Total current assets	639,882	434,648
Other assets:
Property, equipment and capitalized software, net	11,664	11,240
Intangible assets, net	66,088	71,064
Other non-current assets	26,055	27,431
Total other assets	103,807	109,735
Total assets	$743,689	$544,383
Liabilities, Redeemable Noncontrolling Interest, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Medical costs payable	$97,837	$124,360
Accounts payable	5,317	6,298
Short-term borrowings	1,000	2,000
ACO REACH performance year obligation	248,465	—
Current liabilities of discontinued operations (Note 14)	333,799	344,651
Risk share payable to deconsolidated entity	123,981	123,981
Warrant liability	27,651	29,738
Other current liabilities	70,362	79,200
Total current liabilities	908,412	710,228
Long-term borrowings	212,433	202,614
Other liabilities	15,899	17,649
Total liabilities	1,136,744	930,491
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	55,729	48,580
Redeemable Series A preferred stock, $0.0001 par value; 750,000 shares authorized in 2025 and 2024; 750,000 shares issued and outstanding in 2025 and 2024	747,481	747,481
Redeemable Series B preferred stock, $0.0001 par value; 175,000 shares authorized in 2025 and 2024; 175,000 shares issued and outstanding in 2025 and 2024	172,936	172,936
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 3,000,000,000 shares authorized in 2025 and 2024; 9,024,240 and 8,320,959 shares issued and outstanding in 2025 and 2024, respectively	1	1
Additional paid-in capital	3,107,121	3,099,423
Accumulated deficit	(4,464,323)	(4,442,529)
Accumulated other comprehensive loss	—	—
Treasury Stock, at cost, 31,526 shares at June 30, 2025, and December 31, 2024, respectively	(12,000)	(12,000)
Total shareholders’ equity (deficit)	(1,369,201)	(1,355,105)
Total liabilities, redeemable noncontrolling interests, redeemable preferred stock and shareholders’ equity (deficit)	$743,689	$544,383

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Capitated revenue	$82,532	$64,005	$163,519	$125,471
ACO REACH revenue	115,339	149,802	239,379	321,613
Service revenue	10,420	12,076	20,254	23,691
Investment income	791	108	1,717	311
Total revenue	209,082	225,991	424,869	471,086
Operating expenses:
Medical costs	146,410	177,681	307,304	374,555
Operating costs	44,860	70,470	93,533	137,231
Intangible assets impairment	—	11,411	—	11,411
Depreciation and amortization	3,555	3,978	7,114	8,540
Total operating expenses	194,825	263,540	407,951	531,737
Operating income (loss)	14,257	(37,549)	16,918	(60,651)
Interest expense	6,878	4,110	13,515	7,040
Warrant expense (income)	562	(2,213)	(2,087)	(4,285)
Gain on troubled debt restructuring	—	—	—	(30,311)
Income (Loss) from continuing operations before income taxes	6,817	(39,446)	5,490	(33,095)
Income tax (benefit) expense	(21)	(187)	90	476
Net income (loss) from continuing operations	6,838	(39,259)	5,400	(33,571)
Loss from discontinued operations, net of tax (Note 14)	(8,386)	(18,439)	(17,796)	(28,304)
Net Loss	(1,548)	(57,698)	(12,396)	(61,875)
Net income from continuing operations attributable to noncontrolling interests	(8,507)	(932)	(9,398)	(12,669)
Series A preferred stock dividend accrued	(10,981)	(10,422)	(21,710)	(20,716)
Series B preferred stock dividend accrued	(2,465)	(2,338)	(4,872)	(4,648)
Net loss attributable to NeueHealth, Inc. common shareholders	$(23,501)	$(71,390)	$(48,376)	$(99,908)

Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(1.68)	$(6.42)	$(3.49)	$(8.77)
Discontinued operations	(0.94)	(2.23)	(2.04)	(3.46)
Basic and diluted loss per share	$(2.62)	$(8.65)	$(5.53)	$(12.23)

Basic and diluted weighted-average common shares outstanding	8,978	8,253	8,750	8,166

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(1,548)	$(57,698)	$(12,396)	$(61,875)
Other comprehensive income:
Unrealized investment holding gains arising during the year, net of tax of $0 and $0, respectively	—	100	—	120
Less: reclassification adjustments for investment gains, net of tax of $0 and $0, respectively	—	(4)	—	(2)
Other comprehensive income	—	104	—	122
Comprehensive loss	(1,548)	(57,594)	(12,396)	(61,753)
Comprehensive income attributable to noncontrolling interests	(8,507)	(932)	(9,398)	(12,669)
Comprehensive loss attributable to NeueHealth, Inc. common shareholders	$(10,055)	$(58,526)	$(21,794)	$(74,422)

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2025	Shares	Amount	Shares	Amount
Balance at January 1, 2025	925	$920,417	8,321	$1	$3,099,423	$(4,442,529)	$—	$(12,000)	$(1,355,105)
Net loss	—	—	—	—	—	(11,739)	—	—	(11,739)
Issuance of common stock	—	—	607	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5,686	—	—	—	5,686
Balance at March 31, 2025	925	$920,417	8,928	$1	$3,105,109	$(4,454,268)	$—	$(12,000)	$(1,361,158)

Net loss	—	$—	—	$—	$—	$(10,055)	$—	$—	$(10,055)
Issuance of common stock	—	—	96	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,012	—	—	—	2,012
Balance at June 30, 2025	925	$920,417	9,024	$1	$3,107,121	$(4,464,323)	$—	$(12,000)	$(1,369,201)

See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands)
(Unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
2024	Shares	Amount	Shares	Amount
Balance at January 1, 2024	925	$920,417	8,054	$1	$3,056,027	$(4,307,849)	$(122)	$(12,000)	$(1,263,943)
Net loss	—	—	—	—	—	(15,914)	—	—	(15,914)
Issuance of common stock	—	—	171	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,627	—	—	—	18,627
Other comprehensive income	—	—	—	—	—	—	18	—	18
Balance at March 31, 2024	925	$920,417	8,225	$1	$3,074,654	$(4,323,763)	$(104)	$(12,000)	$(1,261,212)

Net loss	—	$—	—	$—	$—	$(58,630)	$—	$—	$(58,630)
Issuance of common stock	—	—	54	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,779	—	—	—	18,779
Equity-classified warrants issued	—	—	—	—	1,157	—	—	—	1,157
Equity distributions to noncontrolling interest holders	—	—	—	—	(7,020)	—	—	—	(7,020)
Other comprehensive income	—	—	—	—	—	—	104	—	104
Balance at June 30, 2024	925	$920,417	8,279	$1	$3,087,570	$(4,382,393)	$—	$(12,000)	$(1,306,822)
See accompanying Notes to Condensed Consolidated Financial Statements

NeueHealth, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,396)	$(61,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,114	8,540
Impairment of intangible assets	—	11,411
Share-based compensation	7,497	37,407
Payment-in-kind “PIK” interest	8,952	—
Gain on troubled debt restructuring	—	(30,311)
Net accretion of investments	(202)	(72)
Loss on disposal of property, equipment, and capitalized software	87	595
Other, net	1,029	(469)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(16,480)	(4,872)
ACO REACH performance year receivable	(226,521)	(309,639)
Other assets	9,567	(7,889)
Medical cost payable	(31,421)	(35,998)
Risk adjustment payable	(4,996)	(4,155)
Accounts payable and other liabilities	(12,483)	(14,387)
Unearned revenue	—	(11)
Warrant liability	(2,087)	8,978
ACO Reach performance year obligation	248,465	325,599
Net cash used in operating activities	(23,875)	(77,148)
Cash flows from investing activities:
Purchases of investments	(8,224)	(9,544)
Proceeds from sales, paydowns, and maturities of investments	4,388	2,581
Purchases of property and equipment	(2,653)	(877)
Proceeds from sale of business, net	61,139	197,121
Net cash provided by investing activities	54,650	189,281
Cash flows from financing activities:
Proceeds from long-term borrowings	—	52,411
Repayments of short-term borrowings	(1,000)	(273,636)
Distributions to noncontrolling interest holders	(2,249)	(4,730)
Net cash used in financing activities	(3,249)	(225,955)
Net increase (decrease) in cash and cash equivalents	27,526	(113,822)
Cash and cash equivalents of total operations – beginning of year	185,405	375,280
Cash and cash equivalents of total operations – end of period	$212,931	$261,458
Supplemental disclosures of cash flow information:
Changes in unrealized gain on available-for-sale securities in OCI	—	122
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

Medicare Shared Savings Program: Beginning January 1, 2025 our NeueSolutions reporting segment began participating in the Centers for Medicare & Medicaid Services’ (“CMS”) Medicare Shared Savings Program (“MSSP”). As part of our MSSP participation we elected a July 1, 2025 start date to begin participating in the ACO Primary Care Flex Model (“ACO PC Flex Model”) payment mechanism, a test initiative within the MSSP.

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

Our MSSP Aligned Beneficiaries will receive services from physicians and other medical service providers, both in-network and out-of-network. CMS continues to pay participants and preferred providers on a FFS basis for Medicare-covered services provided to MSSP Aligned Beneficiaries. The Company continues to bear partial risk on all Medicare expenditures (both in-network and out-of-network), excluding drug expenditures covered by Medicare Part D, based on a budgetary benchmark established with CMS. Due to the partial risk profile, we apply net revenue recognition in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts With Customers (“ASC 606”). We have elected to participate in the ENHANCED risk track of the MSSP, which makes us eligible to receive the surplus (“shared savings”) or liable for the deficit (“shared losses”) according to the budgetary benchmark established by CMS. Our shared savings or shared losses will be determined annually after the performance year reconciliation with CMS. We recognize shared savings revenue under the MSSP only when amounts are measurable and enforceable and it is unlikely significant reversal will occur, typically upon notification from CMS upon meeting savings benchmarks. When the MSR is achieved, the revenue recognized for our share of the savings is recorded on a net basis. We recognize shared losses under the MSSP when the amount is probable and estimable.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We recognize MSSP revenue within capitated revenue in the condensed consolidated statements of income (loss). For the three and six months ended June 30, 2025 $1.1 million of MSSP revenue was recognized within our NeueSolutions segment. For the three and six months ended June 30, 2024, no MSSP revenue was recognized.

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

The Company has a history of generating net losses, and for the six months ended June 30, 2025 we generated a net loss of $12.4 million. Additionally, the Company experienced negative operating cash flows for the six months ended June 30, 2025. Certain of the Company’s insurance subsidiaries have material risk adjustment program obligations remaining related to the Company’s discontinued commercial insurance business, totaling $271.8 million, as noted further in Note 14, Discontinued Operations.

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company or through reimbursements from administrative services agreements with the parent company. The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to meet regulatory requirements. As noted further in Note 14, Discontinued Operations, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities. In certain of our other regulated insurance legal entities, we hold surplus levels of risk-based capital, and as we complete the wind-down exercise related to these entities, we expect to recapture through dividends and final liquidation actions the remaining cash positions of these entities.

We believe that the existing cash and investments will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In response to these conditions, management continues to implement plans to drive positive operating cash flow and achieve the requirements in the existing debt agreements to access additional liquidity. However, the Company may not be able to access other tranches of the loan and security agreement with Hercules Capital, Inc., and may not be able to recapture through dividends additional cash from its regulated insurance entities, as these matters are all subject to conditions that are not fully within the Company’s control.

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

NOTE 2. INTANGIBLE ASSETS

The carrying values and accumulated amortization for definite-lived intangible assets were as follows (in thousands):

June 30, 2025	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.1	$68,770	$32,482	$36,288
Trade names	10.9	40,900	11,100	29,800
Total		$109,670	$43,582	$66,088

December 31, 2024	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.6	$68,770	$28,869	$39,901
Trade names	11.5	40,900	9,737	31,163
Total		$109,670	$38,606	$71,064

There were no impairments to or disposals of definite-lived intangible assets recognized for the three and six months ended June 30, 2025 and there was $11.4 million of impairments for the three and six months ended June 30, 2024.

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

Amortization expense relating to definite-lived intangible assets for the three months ended June 30, 2025 and 2024 was $2.5 million and $2.9 million, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$5.0 million and $5.8 million, respectively. Estimated amortization expense relating to definite-lived intangible assets for the remainder of 2025 and for each of the next five full years ending December 31 is as follows (in thousands):

2025 (July-December)	$4,976
2026	$9,952
2027	$9,952
2028	$8,673
2029	$8,673
2030	$8,673

NOTE 3. MEDICAL COSTS PAYABLE

The following table shows the components of the change in medical costs payable for the six months ended June 30, 2025 and 2024 (in thousands):

	June 30,
	2025	2024
Medical costs payable - January 1	$124,360	$157,903
Incurred related to:
Current year	311,680	380,782
Prior year	(4,376)	(6,227)
Total incurred	307,304	374,555
Paid related to:
Current year	242,234	277,748
Prior year	91,594	117,666
Total paid	333,828	395,414

Medical costs payable - June 30	$97,837	$137,044

Medical costs payable attributable to prior years decreased by $4.4 million and $6.2 million for the six months ended June 30, 2025 and 2024, respectively. Medical costs payable estimates are adjusted as additional information regarding claims becomes known; there were no significant changes to estimation methodologies during the periods. Medical costs payable as of June 30, 2025 are primarily related to the current year.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below details the components making up the medical costs payable as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Claims unpaid	$874	$638
Payables due to CMS (1)	18,090	17,846
Provider incentive payable	13,853	15,985
Incurred but not reported (IBNR)	65,021	89,891
Total medical costs payable	$97,837	$124,360

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

For the six months ended June 30, 2024, upon occurrence of the Termination, we recognized a gain on troubled debt restructuring of $30.3 million. For the six months ended June 30, 2024, the gain on troubled debt restructuring resulted in a decrease of basic and diluted loss per share of $3.71. For the six months ended June 30, 2025, there was no gain on troubled debt restructuring.

As of June 30, 2025 and December 31, 2024, we had undrawn letters of credit of $14.4 million and $16.5 million, respectively.

See subsequent paragraph “Centrum Promissory Note and P-Units” for information describing the $1.0 million of current maturities of long-term borrowings included within short-term borrowings on the Condensed Consolidated Balance Sheets.

Long-term Borrowings:

The balances of the Company's long-term borrowing arrangements, and their related details and components of supplemental cash flow information and non-cash operating and financing activity, consist of the following as of June 30, 2025 and December 31, 2024, and for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2025
			Unamortized
Credit Facilities	Term Principal	Accrued PIK Principal Additions	Debt Discounts(3)	Debt Issuance Costs(3)	Current Maturities
2023 Credit Agreement	$96,400	$25,220	$(5,762)	$—	$—
Hercules Credit Agreement	30,000	727	(947)	(3,155)	—
Centrum Promissory Note	63,950	—	—	—	—
Centrum P-units	7,000	—	—	—	(1,000)
	197,350
Add:
Paid-in-kind interest		25,947
Less:
Unamortized debt discount - warrants			(6,709)
Unamortized debt issuance costs				(3,155)
Current maturities of long-term borrowings (2)					(1,000)
Total long-term borrowings					$212,433

	Six Months Ended June 30, 2025
	Annual Interest		Amortization Expense
Credit Facilities	Nominal Rate	Effective Rate	Debt Discounts(1)	Debt Issuance Costs(1)	Cash Paid for Interest	Maturity Date
2023 Credit Agreement	15.0%	16.6%	$406	$—	$—	08/2028
Hercules Credit Agreement	9.7%	18.7%	$107	$358	$1,488	06/2028
Centrum Promissory Note	6.0%	6.0%	$—	$—	$1,903	10/2028
Centrum P-Units	6.0%	6.0%	$—	$—	$236	10/2028

	December 31, 2024
			Unamortized
Credit Facilities	Term Principal	Accrued PIK Principal Additions	Debt Discounts(3)	Debt Issuance Costs(3)	Current Maturities
2023 Credit Agreement	$96,400	$16,658	$(6,168)	$—	$—
Hercules Credit Agreement	30,000	341	(1,055)	(3,512)	—
Centrum Promissory Note	63,950	—	—	—	—
Centrum P-Units	8,000	—	—	—	(2,000)
	198,350
Add:
Paid-in-kind interest		16,999
Less:
Unamortized debt discount - warrants			(7,223)
Unamortized debt issuance costs				(3,512)
Current maturities of long-term borrowings (2)					(2,000)
Total long-term borrowings					$202,614

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2024
	Annual Interest		Amortization Expense
Credit Facilities	Nominal Rate	Effective Rate	Debt Discounts(1)	Debt Issuance Costs(1)	Cash Paid for Interest	Maturity Date
2021 Credit Agreement	5.0%	10.1%	$—	$—	$999	01/2024
2023 Credit Agreement	15.0%	16.1%	$498	$—	$2,377	08/2028
Hercules Credit Agreement	9.7%	17.0%	$5	$17	$—	05/2028
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

The Company’s future annual principal maturities of borrowing arrangements for the remainder of 2025 and for each of the next five full years ending December 31 is as follows (in thousands):

	2023 Credit Agreement	Hercules Credit Agreement	Centrum Promissory Note	Centrum P-Units	Total
2025, remainder of	$—	$—	$—	$1,000	$1,000
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	96,400	30,000	63,950	6,000	196,350
2029	—	—	—	—	—
2030	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	96,400	30,000	63,950	7,000	197,350

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

As we drew on the increased term loan commitment of the 2023 Credit Agreement, in conjunction with the execution of the 2024 NEA Warrantholders Agreement a warrant asset was established for all the warrants available to be issued at the fair value of the warrants on the close date of $6.8 million; upon issuing warrants the corresponding portion of the asset will be recorded as a discount on the term loan and amortized over the remaining term of the debt. The warrant asset is presented in prepaids and other current assets on the Consolidated Balance Sheets. With the issuance of warrants in conjunction with our draws on the 2023 Credit Agreement, the total $6.8 million balance of the warrant asset was recorded as a discount on debt and as of June 30, 2025 and December 31, 2024, there was no warrant asset related to the 2023 Credit Agreement.

We elected to satisfy interest payments through the issuance of additional debt with quarterly paid-in-kind (“PIK”) interest payments. As of June 30, 2025, there are no covenant violations or instances of default. The 2023 Credit Agreement does not have a lien against assets of the Company and its subsidiaries.

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

Tranche 4: up to $50,000,000 term loan, plus the aggregate sum of the undrawn previous commitments, if any, that was available from June 21, 2024 and ending on June 1, 2027, upon further approval by Hercules’ investment committee.

As the debt was issued on the Hercules Credit Agreement, in conjunction with the concurrent warrantholders agreements entered into on the close date, a warrant asset was established for all the warrants available to be issued at the fair value of the warrants on the close date of $6.4 million; upon issuing warrants the corresponding portion of the asset will be recorded as a discount on the term loan and amortized over the remaining term of the debt. The warrant asset is presented in prepaids and other current assets on the Consolidated Balance Sheets. With the issuance of warrants in conjunction with our draw of the first tranche, $1.2 million of the warrant asset was recorded as a discount on debt. As of June 30, 2025 and December 31, 2024, the warrant asset related to the Hercules Credit Agreement was $5.3 million.

As of June 30, 2025, under the Hercules Credit Agreement we had $120.0 million of unused borrowing commitments bearing no charge. We elected to satisfy a portion of interest payments through the issuance of additional debt with monthly PIK interest payments bearing a cash interest rate of 2.5% per annum. As of June 30, 2025, there are no covenant violations or

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
instances of default. The Hercules Credit Agreement is secured by first priority liens on substantially all assets of the Company and its subsidiaries.

Centrum Promissory Note and P-Units: On October 29, 2024, NeueHealth entered into an Agreement with RRD Healthcare, LLC (“RRD”) pursuant to which the Company purchased RRD’s remaining 25% equity interest in Centrum Medical Holdings, LLC (“Centrum”). In connection with the transaction, the Company issued a secured promissory note (“Centrum Promissory Note”) to RRD in a principal amount of $64.0 million bearing a cash interest rate of 6% per annum, payable monthly. It is due on October 29, 2028 and all or any portion may be prepaid at any time without penalty or premium. As part of the transaction, NeueHealth agreed to pay the former holders of the RRD profit-sharing awards (“P-Unit Awards”), on behalf of RRD, $2.0 million due in 2025, $1.0 million of current maturities remaining due after June 30, 2025, and another $6.0 million due in 2028 in return for the cancellation of the P-Unit Awards; see Note 8, Commitments and Contingencies for further information on the transaction and treatment of the P-unit Awards. The P-Unit Awards bear a cash interest rate of 6% per annum, starting on the transaction date, payable quarterly.

As of June 30, 2025, there are no covenant violations or instances of default. The Centrum Promissory Note is secured by second priority liens on substantially all assets of the Company and its subsidiaries.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table shows the warrant liability as of June 30, 2025 and 2024, and the components of the change in warrant liability for the six months then ended, respectively (in thousands):

	2025	2024
Balance at January 1,	$29,738	$13,971
Newly executed Warrantholders Agreement	—	13,262
Antidilutive issuances (1)	—	212
Change in fair value of outstanding warrants	(2,087)	(4,496)
Warrants issued and classified as equity instruments	—	(1,157)
Balance at June 30,	$27,651	$21,792

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

For the three months ended June 30, 2025 and 2024, we had net warrant expense of $0.6 million and net warrant income of $2.2 million. For the six months ended June 30, 2025 and 2024, we had net warrant income of $2.1 million and $4.3 million, respectively.

As of June 30, 2025 no issued warrants have been exercised. The table below summarizes the number of warrants that remain available to be issued under each of the Warrantholders Agreements as of June 30, 2025:

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

2021 Incentive Plan

The 2021 Incentive Plan was adopted by our Board of Directors on May 21, 2021 and approved by our stockholders on May 25, 2021 and June 5, 2021. The 2021 Incentive Plan allows the Company to grant stock options, RSAs, RSUs, stock appreciation

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
rights, other equity-based awards, and cash-based incentive awards to certain employees, consultants and non-employee directors. The 2021 Incentive Plan was most recently amended in May 2024. As of June 30, 2025 there are 4.4 million shares of common stock authorized for issuance under the 2021 Incentive Plan and a total of 0.9 million shares of common stock were available for future issuance under the 2021 Incentive Plan.

Share-Based Compensation Expense

We recognized share-based compensation expense of $7.5 million and $39.9 million for the six months ended June 30, 2025 and 2024, respectively, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss).

Stock Options

The Board of Directors, or the Compensation and Human Capital Committee of the Board of Directors, as applicable, determines the exercise price, vesting periods and expiration date at the time of the grant. Stock options granted after the beginning of the third quarter of 2021 generally vest ratably over three years. Option grants generally expire 10 years from the date of grant.

There were no options granted during the six months ended June 30, 2025.

The activity for stock options for the six months ended June 30, 2025 is as follows (in thousands, except exercise price, weighted average contractual life, and aggregate intrinsic value):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	423	$139.33	5.2	$205
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(5)	151.51
Outstanding at June 30, 2025	418	$139.14	4.8	$—

We recognized share-based compensation expense related to stock options of $2.9 million for the six months ended June 30, 2025, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). At June 30, 2025, there was no unrecognized compensation expense related to stock options.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes RSU award activity for the six months ended June 30, 2025 (in thousands, except weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at January 1, 2025	2,871	$11.08
Granted	—	—
Vested	(703)	23.80
Forfeited	(39)	8.29
Unvested RSUs at June 30, 2025	2,129	$6.92

We recognized share-based compensation expense related to RSUs of $4.6 million for the six months ended June 30, 2025, which is included in operating costs in the Condensed Consolidated Statements of Income (Loss). As of June 30, 2025, there was $7.8 million of unrecognized compensation expense related to the RSU grants, which is expected to be recognized over a weighted-average period of 1.3 years.

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

The following table summarizes PSU award activity for the six months ended June 30, 2025 (in thousands, except weighted average grant date fair value):

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at January 1, 2025	105	$744.00
Granted	—	—
Forfeited	(13)	744.02
Unvested PSUs at June 30, 2025	92	$744.00

We recognized no share-based compensation expense related to PSUs for the six months ended June 30, 2025. At June 30, 2025, there was no unrecognized compensation expense related to the PSU grant as the minimum service period was achieved in June 2024. The PSUs will expire in June 2026 if the predetermined stock price goals are not achieved.

Liability Classified Share-based Award

In May 2024, the Company granted share-based awards to certain employees. These awards provided the option for settlement in either cash or shares, at the discretion of the Company. In January 2025, the Compensation and Human Capital Committee of the Board of Directors approved the settlement of the employee portion of the award in cash at 100% of target. The same approval was received in April 2025 for the Board portion of the award. The payment of the employee portion of the award occurred in March 2025 and the payment of the Board portion of the award occurred in May 2025.

These awards were initially measured at fair value on the grant date and subsequently remeasured at each reporting date until settlement. The remeasurement of the liability at each reporting date impacts the Company’s financial statements through adjustments to share-based compensation expense. The liability was derecognized upon settlement, with any difference between the final settlement amount and the remeasured liability amount recognized in the income statement. The fair value of the liability-classified awards is derived from the targeted bonus amount, which represents the expected payout if performance

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
targets are met. This amount is adjusted for estimated forfeitures to account for the probability that some awards will not vest due to employee turnover or failure to meet performance criteria.

The following table provides a reconciliation of the beginning and ending balances of the share-based payment liability (in thousands):

Fair Value
Balance at January 1, 2025	$6,402
Changes in fair value (forfeitures)	(41)
Payments	(6,361)
Balance at June 30, 2025	$—

As of June 30, 2025 and December 31, 2024, the liability for these awards was remeasured at fair value, resulting in a recognized liability of $0.0 million and $6.4 million, respectively. The changes in fair value of the liability were recognized as operating costs in the Condensed Consolidated Statements of Comprehensive Income (Loss). The total expense recognized for these liability-classified awards for the three and six months ended June 30, 2025 was immaterial. The liability for these awards is included within other current liabilities on the Condensed Consolidated Balance Sheets.

As of June 30, 2025 there is no unrecognized expense of the liability classified share-based award.

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

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series A Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series A Preferred Stock had accrued compounded dividends of $141.9 million and $120.2 million as of June 30, 2025 and December 31, 2024, respectively.

The Series A Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series A Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $364.00 per share and approximately $260.34 per share subsequent to the issuance of all warrants prior to the six months ended June 30, 2025) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after January 3, 2025, if the closing price per share of Common Stock on the New York Stock Exchange was greater than 175% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
before the Company provides the holders with notice of its election to convert all of the Series A Preferred Stock into the relevant number of shares of common stock, the Company may elect to convert all of the Series A Preferred Stock into the relevant number of shares of common stock.

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

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock has an initial liquidation preference of $1,000 per share, which shall increase by compounded dividends. Holders of the Series B Preferred Stock are entitled to a dividend at the rate of 5.0% per annum, accruing daily and payable quarterly in arrears and subject to certain adjustments, as set forth in the Certificate of Designations. Dividends will be payable in cash, by increasing the amount of liquidation preference (compounded dividends) with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The Series B Preferred Stock had accrued compounded dividends of $25.1 million and $20.3 million as of June 30, 2025 and December 31, 2024, respectively.

The Series B Preferred Stock will be convertible at the option of the holders into (I) the number of shares of common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series B Preferred Stock as of the applicable conversion date divided by (b) the conversion price (initially approximately $113.60 per share and approximately $90.72 per share subsequent to the issuance of all warrants prior to the six months ended June 30, 2025) as of the applicable conversion date plus (II) cash in lieu of fractional shares, subject to certain anti‑dilution adjustments. At any time after October 17, 2025, if the closing price per share of common stock on the NYSE was greater than 287% of the then effective Conversion Price for (x) each of at least twenty (20) trading days in any period of thirty (30) consecutive trading days and (y) the last trading day immediately before the Company provides the holders with notice of its election to convert all of the Series B Preferred Stock into the relevant number of shares

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
of common stock, the Company may elect to convert all of the Series B Preferred Stock into the relevant number of shares of common stock.

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

NOTE 7. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30 (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss from continuing operations, net noncontrolling interests and accrued preferred stock dividends	$(15,115)	$(52,951)	$(30,580)	$(71,604)
Loss from discontinued operations	(8,386)	(18,439)	(17,796)	(28,304)
Net loss attributable to NeueHealth, Inc. common shareholders	$(23,501)	$(71,390)	$(48,376)	$(99,908)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,978	8,253	8,750	8,166
Basic and diluted loss per share attributable to NeueHealth, Inc. common shareholders
Continuing operations	$(1.68)	$(6.42)	$(3.49)	$(8.77)
Discontinued operations	$(0.94)	$(2.23)	$(2.04)	$(3.46)
Net loss per share attributable to common stockholders, basic and diluted	$(2.62)	$(8.65)	$(5.53)	$(12.23)

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three and six months ended June 30 (in thousands):

	June 30,
	2025	2024
Redeemable convertible preferred stock (as converted to common stock)	5,632	5,241
Issued and outstanding common stock warrants	3,213	2,842
Stock options to purchase common stock	418	534
Restricted stock units	2,129	3,045
Total	11,392	11,662

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

On January 6, 2022, a putative securities class action lawsuit was filed against us and certain of our officers and directors in the Eastern District of New York. The case is captioned Marquez v. Bright Health Group, Inc. et al., 1:22-cv-00101 (E.D.N.Y.). The lawsuit alleges, among other things, that we made materially false and misleading statements regarding our business, operations, and compliance policies, which in turn adversely affected our stock price. An amended complaint was filed on June 24, 2022, which expands on the allegations in the original complaint and alleges a putative class period of June 24, 2021 through March 1, 2022. The amended complaint also adds as defendants the underwriters of our initial public offering. The Company has served a motion to dismiss the amended complaint. On November 1, 2024, the court issued a memorandum and order and entered judgment granting the motion to dismiss in full. The plaintiff appealed this decision on November 27, 2024.

In connection with the NEA Merger, announced on December 23, 2024, three lawsuits have been filed: two were filed in New York (Williams v. NeueHealth, Inc. et al., No. 652386/2025 (N.Y. Sup. Ct. Apr. 16, 2025); Ballard v. NeueHealth Inc. et al., No. 652405/2025 (N.Y. Sup. Ct. Apr. 17, 2025)) and one was filed in the Circuit Court for the Eleventh Judicial District of Florida (Berger v. Adkins, et al., No. [Unknown], (Fla. 11th Jud. Cir. Ct. Apr. 23, 2025)). Additionally, the Company has received certain disclosure and books and records demands in regard to the transaction.

We intend to vigorously defend the Company in the above actions, but there can be no assurance that we will be successful in any defense.

Based on our assessment of the facts underlying the claims, the degree to which we intend to defend the Company in this matter, if needed, and the court’s ruling, the amount or range of reasonably possible losses, if any, cannot be estimated. We have not accrued for any potential loss as of June 30, 2025 and December 31, 2024 for these actions.

Other commitments: As of June 30, 2025, we had letters of credit of $14.4 million, as well as surety bonds of $19.5 million. On our Condensed Consolidated Balance Sheets, $24.3 million of the cash and cash equivalents and $13.9 million of the short-term investments is restricted as collateral to our undrawn letters of credit and surety bonds.

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

NeueCare: Provides care services in our clinics with wrap around care management and care coordination activities for those members where we take full or partial risk. As of June 30, 2025, NeueCare provides virtual and in-person clinical care through its 67 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, our NeueCare segment serves approximately 547,000 consumers, inclusive of 504,000 value-based care consumers and 43,000 fee-for-service consumers. NeueCare customers include external payors, third party administrators, affiliated providers, and direct-to-government programs.

NeueSolutions: Our provider enablement business that facilitates care coordination activities through the use of population health tools including technology, data analytics, care and utilization management, and clinical solutions and care teams to support patients. As of June 30, 2025, NeueSolutions has approximately 34,000 value-based care consumers attributed to ACO REACH, 8,000 value-based care consumers attributed to MSSP, and 148,000 enablement services lives, representing members attributed to NeueHealth by provider partner groups that are outside of the NeueHealth owned network.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the reportable segment financial information for the three and six months ended June 30, 2025 and 2024 (in thousands):

Three Months Ended June 30, 2025	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$81,407	$1,125	$—	$82,532
ACO REACH revenue	—	115,339	—	115,339
Service revenue	6,874	3,546	—	10,420
Investment income	120	—	671	791
Total unaffiliated revenue	88,401	120,010	671	209,082
Affiliated revenue	3,227	—	(3,227)	—
Total segment revenue	91,628	120,010	(2,556)	209,082

Operating expenses
Medical costs	36,723	112,914	(3,227)	146,410
Operating costs
Compensation and fringe	19,599	2,166	7,732	29,497
Professional fees	3,709	831	255	4,795
Other administrative	5,628	1,545	3,395	10,568
Total segment operating costs	28,936	4,542	11,382	44,860

Depreciation and amortization	2,757	—	798	3,555
Intangible asset impairment	—	—	—	—
Total segment operating expenses	68,416	117,456	8,953	194,825

Operating income (loss)	23,212	2,554	(11,509)	14,257

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six Months Ended June 30, 2025	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$162,394	$1,125	$—	$163,519
ACO REACH revenue	—	239,379	—	239,379
Service revenue	13,138	7,116	—	20,254
Investment income	477	—	1,240	1,717
Total unaffiliated revenue	176,009	247,620	1,240	424,869
Affiliated revenue	6,136	—	(6,136)	—
Total segment revenue	182,145	247,620	(4,896)	424,869

Operating expenses
Medical costs	74,241	239,199	(6,136)	307,304
Operating costs
Compensation and fringe	37,896	4,312	18,698	60,906
Professional fees	6,745	1,810	2,934	11,489
Other administrative	11,505	2,737	6,896	21,138
Total segment operating costs	56,146	8,859	28,528	93,533

Depreciation and amortization	5,539	—	1,575	7,114
Intangible asset impairment	—	—	—	—
Total segment operating expenses	135,926	248,058	23,967	407,951

Operating income (loss)	46,219	(438)	(28,863)	16,918

Three Months Ended June 30, 2024	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$64,005	$—	$—	$64,005
ACO REACH revenue	—	149,802	—	149,802
Service revenue	9,803	2,273	—	12,076
Investment income	21	—	87	108
Total unaffiliated revenue	73,829	152,075	87	225,991
Affiliated revenue	3,156	—	(3,156)	—
Total segment revenue	76,985	152,075	(3,069)	225,991

Operating expenses
Medical costs	33,579	147,258	(3,156)	177,681
Operating costs
Compensation and fringe	22,041	2,173	25,276	49,490
Professional fees	3,531	515	2,523	6,569
Other administrative	9,104	1,732	3,575	14,411
Total segment operating costs	34,676	4,420	31,374	70,470

Depreciation and amortization	3,221	—	757	3,978
Intangible asset impairment	11,411	—	—	11,411
Total segment operating expenses	82,887	151,678	28,975	263,540

Operating (loss) income	(5,902)	397	(32,044)	(37,549)

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six Months Ended June 30, 2024	NeueCare	NeueSolutions	Corporate & Eliminations	Consolidated
Capitated revenue	$125,471	$—	$—	$125,471
ACO REACH revenue	—	321,613	—	321,613
Service revenue	19,333	4,358	—	23,691
Investment income	21	—	290	311
Total unaffiliated revenue	144,825	325,971	290	471,086
Affiliated revenue	5,783	—	(5,783)	—
Total segment revenue	150,608	325,971	(5,493)	471,086

Operating expenses
Medical costs	61,015	319,323	(5,783)	374,555
Operating costs
Compensation and fringe	45,555	4,693	47,319	97,567
Professional fees	6,297	1,141	5,631	13,069
Other administrative	15,413	3,349	7,833	26,595
Total segment operating costs	67,265	9,183	60,783	137,231

Depreciation and amortization	7,007	—	1,533	8,540
Intangible asset impairment	11,411	—	—	11,411
Total segment operating expenses	146,698	328,506	56,533	531,737

Operating income (loss)	3,910	(2,535)	(62,026)	(60,651)

We do not include asset information by reportable segment in the reporting provided to the CODM.

NOTE 10. INCOME TAXES

Income tax was a benefit of $0.02 million and $0.2 million, for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, income tax was an expense of $0.1 million and $0.5 million, respectively. The impact from income taxes varies from the federal statutory rate of 21.0% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. The expense for both periods largely relates to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards and in combined filing states that restrict which entities within the group may use specific net operating loss carryforwards.

We assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended June 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future earnings. On the basis of this evaluation, we have recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2025 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision.

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 11. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests in our subsidiaries whose redemption is outside of our control are classified as temporary equity. The following table provides details of our redeemable noncontrolling interest activity for the three and six months ended June 30, 2025 and 2024 (in thousands):

	2025	2024
Balance at January 1	$48,580	$88,908
Earnings attributable to noncontrolling interest	770	4,227
Distribution to noncontrolling interest holders	(1,702)	(1,884)
Measurement adjustment	121	7,510
Balance at March 31	$47,769	$98,761
Earnings attributable to noncontrolling interest	1,671	(531)
Distribution to noncontrolling interest holders	(547)	4,174
Measurement adjustment	6,836	1,463
Balance at June 30	$55,729	$103,867

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

NeueHealth, Inc.
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

The tables below include the financial statement impacts of the performance guarantee at June 30, 2025 and December 31, 2024 and for the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

	June 30, 2025	December 31, 2024
ACO REACH performance year receivable(1)	$321,596	$95,075
ACO REACH performance year obligation	248,465	—

(1)     As of June 30, 2025, we estimate there to be in-network and out-of-network claims incurred by beneficiaries aligned to our REACH ACOs but not reported of $60.5 million related to performance year 2025 and $4.5 million related to performance year 2024; this is included in medical costs payable on the Condensed Consolidated Balance Sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of ACO REACH performance year receivable(1)	$140,142	$166,099	$276,841	$341,559
Amortization of ACO REACH performance year obligation	(120,972)	(149,047)	(248,465)	(325,599)
ACO REACH revenue	115,339	149,802	239,379	321,613

(1)     The amortization of the ACO REACH performance year receivable includes $95.1 million and $115.9 million related to the amortization of the prior year receivable for the six months ended June 30, 2025 and 2024, respectively.

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
with medical claim payments as of the end of 2023, and we will continue to make remaining medical claim payments and payments towards the remaining risk adjustment obligations through 2025 and into 2026.

The financial results of discontinued operations by major line item were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Premium revenue	$(221)	$(11,124)	$(543)	$(11,339)
Investment income	815	1,226	1,757	2,794
Total revenue from discontinued operations	594	(9,898)	1,214	(8,545)
Operating expenses:
Medical costs	1,162	50	(41)	(3,709)
Operating costs	(646)	2,275	1,358	8,481
Total operating expenses from discontinued operations	516	2,325	1,317	4,772
Operating loss from discontinued operations	78	(12,223)	(103)	(13,317)
Interest expense	7,815	7,308	17,066	16,073
Gain on sale of DocSquad business	—	(991)	—	(991)
Loss from discontinued operations before income taxes	(7,737)	(18,540)	(17,169)	(28,399)
Income tax expense (benefit)	649	(101)	627	(95)
Net loss from discontinued operations	$(8,386)	$(18,439)	$(17,796)	$(28,304)

The following table presents cash flows from operating and investing activities for discontinued operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities - discontinued operations	$(17,999)	$(59,514)
Cash provided by investing activities - discontinued operations	61,208	199,702
Supplemental disclosure of cash flow information:
Cash paid for interest	$60	$4,242

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Assets and liabilities of discontinued operations were as follows (in thousands):

	June 30, 2025	December 31, 2024
	Total	Total
Assets
Current assets:
Cash and cash equivalents	$81,313	$102,110
Short-term investments	7,506	7,533
Consideration due from Molina	—	61,139
Prepaids and other current assets	985	2,224
Current assets of discontinued operations	89,804	173,006
Total assets of discontinued operations	$89,804	$173,006
Liabilities
Current liabilities:
Medical costs payable	$2,133	$7,031
Accounts payable	3,931	9,052
Risk adjustment payable	271,839	276,835
Other current liabilities	55,896	51,733
Current liabilities of discontinued operations	333,799	344,651
Total liabilities of discontinued operations	$333,799	$344,651

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

The Consolidation and Adjustment Escrow review has been completed and $61.1 million was released from escrow to the Company on March 17, 2025. The remaining purchase price consideration subject to contingencies and adjustments as of June 30, 2025 is as follows (in thousands):

Indemnity Escrow Amount (1)	10,000
Total consideration subject to contingencies at closing	$10,000

(1) For 18 months post-closing date, the Company will indemnify Molina against and are liable to Molina for any and all losses incurred by Molina resulting from breach or inaccuracy of warranties and representations made, breach or failure to perform any covenant of the Molina Purchase Agreement, among others. As the Indemnity Escrow Amount is subject to these conditions for 18 months post close, the Company will recognize this amount in the fair value of consideration received no earlier than the point at which 18 months have passed, on July 2, 2025. The amount recognized will be equal to the $10.0 million Indemnity Escrow Amount less any agreed upon or actual adjudicated losses. In July 2025, the

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company received $2.0 million of the Indemnity Escrow Amount. The remaining $8.0 million of related claims against the Indemnity Escrow Amount are still under review.

As the conditions surrounding collection of the Indemnity Escrow Amount were subject to contingencies that are largely outside of the Company’s control, we did not record any contingent consideration receivable related to the amount as of June 30, 2025.

At the time of the sale, our investment in the California MA business was calculated as follows (in thousands):

Total assets (1)	$647,254
Total liabilities	(323,038)
Investment in California MA Business	$324,216

Refer to Note 19 of the 2024 Form 10-K for discussion of the gain on sale recorded in the fourth quarter of 2024. As of June 30, 2024, the company recorded no gain or loss associated with the sale of the California Medicare Advantage business (in thousands):

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

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fixed Maturity Securities: Held-to-maturity securities are reported at amortized cost as of June 30, 2025 and December 31, 2024. The following is a summary of our investment securities (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$74,931	$—	$—	$74,931
Held to maturity:
U.S. government and agency obligations	7,409	—	—	7,409
Corporate obligations	—	—	—	—
Total held-to-maturity securities	7,506	—	—	7,506
Total investments	$82,437	$—	$—	$82,437

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Cash equivalents	$82,043	$6	$—	$82,049
Held to maturity:
U.S. government and agency obligations	7,430	—	—	7,430
Corporate obligations	103	—	—	103
Total held-to-maturity securities	7,533	—	—	7,533
Total investments	$89,576	$6	$—	$89,582

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

As of June 30, 2025, investments and cash equivalents within our discontinued operations were comprised of $80.8 million and $1.7 million with fair value measurements of Level 1 and Level 2, respectively. As of December 31, 2024, the investments and

NeueHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
cash equivalents within our discontinued operations were comprised of $87.8 million and $1.8 million with fair value measurements of Level 1 and Level 2, respectively. All investments and cash equivalents within our discontinued operations is classified as restricted.

Medical Costs Payable: The table below details the components making up the medical costs payable within current liabilities of discontinued operations (in thousands):

	Bright HealthCare - Commercial
	June 30, 2025	December 31, 2024
Claims unpaid	$1,930	$5,760
Incurred but not reported (IBNR)	203	1,271
Total medical costs payable of discontinued operations	$2,133	$7,031

Risk Adjustment: On March 13, 2025, our insurance subsidiaries in Colorado and Florida entered into modified repayment agreements with respect to the remaining unpaid amount of their risk adjustment obligations for an aggregate amount of $271.8 million. The remaining amount owed under the Modified Repayment Agreements is due September 15, 2026 and bears interest at a rate of 11.5% per annum. The remaining amount due relating to the risk adjustment repayment agreements, our risk adjustment payable liability, was $271.8 million and $276.8 million as of June 30, 2025 and December 31, 2024, respectively. During the first quarter of 2025, our insurance subsidiary in Illinois repaid the entirety of its outstanding risk adjustment obligation. In July 2025, our Florida and Colorado insurance subsidiaries paid a combined $12.5 million towards the risk adjustment interest obligation.

Restricted Capital and Surplus: Our regulated insurance legal entities are required by statute to meet and maintain a minimum level of capital as stated in applicable state regulations, such as risk-based capital requirements. These balances are monitored regularly to ensure compliance with these regulations. For the period ended June 30, 2025, we are out of compliance with the minimum levels for certain of our regulated insurance legal entities.

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

NeueCare. Our value-driven care delivery business that manages risk in partnership with external payors and serves all populations across the ACA Marketplace, Medicare, and Medicaid. NeueCare aims to significantly reduce the friction and current lack of coordination between payors and providers to enable a truly consumer-centric healthcare experience. As of June 30, 2025, NeueCare delivers high-quality in-person and virtual clinical care through its 67 owned primary care clinics within an integrated care delivery system. Through these risk-bearing clinics and our affiliated network of care providers, NeueCare maintained approximately 547,000 consumers, inclusive of 504,000 value-based consumers and 43,000 fee-for-service consumers.

NeueSolutions. Our provider enablement business that includes a suite of technology, services, and clinical care solutions that empower providers to thrive in performance-based arrangements. As of June 30, 2025, NeueSolutions had approximately 34,000 value-based care consumers attributed to its REACH ACOs, 8,000 value-based care consumers attributed to participation in the Medicare Shared Savings Program (“MSSP”), and 148,000 enablement services lives.

Bright HealthCare - Commercial. Included in our discontinued operations, our Commercial healthcare financing and distribution business focused on commercial plans. In October 2022, we announced that we would no longer offer commercial health plans effective at the end of 2022.

Business Update

NeueHealth delivered another strong quarter of financial results, continuing to build on the momentum we established across our NeueCare and NeueSolutions segments this year. Generating Adjusted EBITDA profitability for the sixth consecutive quarter, we continue to demonstrate the success of our focused business, strong fundamental execution, and disciplined approach to driving long-term, profitable growth.

This quarter, we have seen strong results in all key product categories we serve – ACA Marketplace, Medicare, and Medicaid – leading to 45% aggregate growth in consumers served over second quarter last year. We continue to drive differentiated results across products by deepening our commitment to placing the consumer at the center of everything we do, increasing access to high-quality care for all populations, and enhancing and evolving our data and analytics capabilities into an end-to-end, value-based care enablement platform. We believe this platform is a core component of our model, powering our business into the future and fueling our future performance, growth, and success.

Through the first half of this year, we have set a solid foundation to continue to evolve and advance our care model, build on the payor and provider partnerships we’ve established, and bring high-quality, coordinated care to more consumers. Our continued strong financial performance gives us confidence that we are well positioned in the market, and most importantly, delivering value to consumers, providers, and payors across the industry by creating a seamless, more coordinated care experience for all.

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

Key Metrics and Non-GAAP Financial Measures

In addition to our GAAP financial information, we use several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The following table includes two key metrics used to measure our performance: approximate consumers and patients served as of June 30, 2025 and 2024.

	As of June 30,
	2025	2024
Value-Based Consumers served	546,000	364,000
Enablement Services Lives	148,000	113,000

Value-Based Care Consumers

Value-based care consumers are consumers attributed to providers contracted under various value-based care delivery models in which the responsibility for control of an attributed patient’s medical care is transferred, in part or wholly, to our NeueHealth owned or affiliated medical groups. We believe growth in the number of value-based care consumers is a key indicator of the performance of our NeueHealth business. It also informs our management of the operational, clinical, technological and administrative functional area needs that will require further investment to support expected future patient growth and effective medical management practices. We saw a year over year increase in value-based care consumers of approximately 182,000 consumers; driven by an increase of 184,000 value-based care consumers through our third-party payor relationships and 8,000 new value-based care consumers aligned to our participation in MSSP beginning January 1, 2025, partially offset by a decline of approximately 10,000 ACO REACH lives. Our focus is to continue to grow the number of value-based care consumers through third-party payor relationships.

Enablement Services Lives

Enablement services lives are members attributed to NeueHealth by provider partner groups that are outside of the NeueHealth owned network. We bring the people, process, and technology platforms necessary to manage the administrative support for these value-based and risk arrangement members, on behalf of our provider partners. As a result of the value we drive, we ended the quarter with approximately 148,000 enablement services lives under contract within those organizations.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Income (Loss) from continuing operations before income taxes	$6,817	$(39,446)	$5,490	$(33,095)
Adjusted EBITDA(1)	$19,020	$3,962	$32,499	$7,618

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net loss	$(1,548)	$(57,698)	$(12,396)	$(61,875)
Loss from Discontinued Operations	8,386	18,439	17,796	28,304
EBITDA adjustments from continuing operations
Interest expense	6,878	4,110	13,515	7,040
Income tax expense	(21)	(187)	90	476
Depreciation and amortization (g)	3,555	3,484	7,114	7,551
Transaction costs (a)	(1,011)	844	602	1,965
Share-based and other long-term incentive compensation expense (b)	2,012	21,236	7,658	39,862
Gain on troubled debt restructuring	—	—	—	(30,311)
Change in fair value of warrant liability (c)	562	(2,213)	(2,087)	(4,285)
Restructuring and contract termination costs (d)	207	239	207	181
Held-for-sale operations (e)	—	16,671	—	18,294
ACO REACH care partner bankruptcy (f)	—	(963)	—	285
Impairment of goodwill and long-lived assets	—	—	—	131
EBITDA adjustments from continuing operations	$12,182	$43,221	$27,099	$41,189
Adjusted EBITDA	$19,020	$3,962	$32,499	$7,618

(a)Transaction costs include accounting, tax, valuation, consulting, legal and investment banking fees directly relating to financing initiatives and acquisitions or dispositions. These costs can vary from period to period and impact comparability, and we do not believe such transaction costs reflect the ongoing performance of our business.
(b)Represents non-cash compensation expense related to stock option and restricted stock unit award grants, which can vary from period to period based on several factors, including the timing, quantity and grant date fair value of the awards. Also includes $0.1 million and $0.2 million of compensation expense that was recognized for the cancellation of P-Unit Awards in relation to our purchase of the minority interest in Centrum for the three and six months ended June 30, 2025. There was no equivalent compensation expense included for the three and six months ended June 30, 2024.
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
(e)Beginning in the second quarter of 2024, Adjusted EBITDA excludes the impact of our operations classified as held-for-sale that were subsequently sold in November 2024.
(f)Represents the costs incurred as a result of one of our ACO REACH care partners filing for bankruptcy; includes the full allowance established for the outstanding receivable and ongoing costs incurred to manage and provide service to members attributed to the care partner that would have otherwise been reimbursed prior to the care partner’s bankruptcy.
(g)Adjustment has been updated to remove the impact of our held-for-sale operations that are adjusted for in their entirety as described in (e).

Results of Operations

The following table summarizes our unaudited Condensed Consolidated Statements of Income (Loss) data and other financial information for the three and six months ended June 30, 2025 and 2024.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Income (loss) and operating data:	2025	2024	2025	2024
Revenue:
Capitated revenue	$82,532	$64,005	$163,519	$125,471
ACO REACH revenue	115,339	149,802	239,379	321,613
Service revenue	10,420	12,076	20,254	23,691
Investment income	791	108	1,717	311
Total revenue	209,082	225,991	424,869	471,086
Operating expenses:
Medical costs	146,410	177,681	307,304	374,555
Operating costs	44,860	70,470	93,533	137,231
Intangible assets impairment	—	11,411	—	11,411
Depreciation and amortization	3,555	3,978	7,114	8,540
Total operating expenses	194,825	263,540	407,951	531,737
Operating income (loss)	14,257	(37,549)	16,918	(60,651)
Interest expense	6,878	4,110	13,515	7,040
Warrant expense (income)	562	(2,213)	(2,087)	(4,285)
Gain on troubled debt restructuring	—	—	—	(30,311)
Income (Loss) from continuing operations before income taxes	6,817	(39,446)	5,490	(33,095)
Income tax (benefit) expense	(21)	(187)	90	476
Net income (loss) from continuing operations	6,838	(39,259)	5,400	(33,571)
Loss from discontinued operations, net of tax	(8,386)	(18,439)	(17,796)	(28,304)
Net Loss	(1,548)	(57,698)	(12,396)	(61,875)
Net income from continuing operations attributable to noncontrolling interests	(8,507)	(932)	(9,398)	(12,669)
Series A preferred stock dividend accrued	(10,981)	(10,422)	(21,710)	(20,716)
Series B preferred stock dividend accrued	(2,465)	(2,338)	(4,872)	(4,648)
Net loss attributable to NeueHealth, Inc. common shareholders	$(23,501)	$(71,390)	$(48,376)	$(99,908)
Adjusted EBITDA	$19,020	$3,962	$32,499	$7,618
Operating Cost Ratio (1)	21.5%	31.1%	22.0%	29.1%

(1)Operating Cost Ratio is defined as operating costs divided by total revenue.

Total revenues decreased by $16.9 million, or 7.5%, for the three months ended June 30, 2025 and $46.2 million or 9.8% for the six months ended June 30, 2025, as compared to the same periods in 2024. These decreases were primarily driven by a decrease of approximately 10,000 beneficiaries aligned to our REACH ACOs resulting in decreased ACO REACH revenue of $34.5 million and $82.2 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024.

These decreases were offset by increases in our capitated revenue of $18.5 million and $38.0 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024. The increase in capitated revenue is primarily a result of increased membership through our third-party payor contracts as compared to the three and six months ended June 30, 2024.

Medical costs decreased by $31.3 million, or 17.6%, for the three months ended June 30, 2025 as compared to the same period in 2024. Medical costs decreased by $67.3 million or 18.0%, for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease in medical costs was primarily driven by a decrease in beneficiaries aligned to our REACH ACOs.

Operating costs decreased by $25.6 million, or 36.3%, for the three months ended June 30, 2025 as compared to the same period in 2024. Operating costs decreased by $43.7 million, or 31.8%, for the six months ended June 30, 2025 as compared to the same period in 2024.The decrease in operating costs was primarily driven by a decrease in compensation related costs which is a result of decreases in employee headcount.

Our operating cost ratio of 21.5% and 22.0% for the three and six months ended June 30, 2025, decreased 980 and 710 basis points compared to the same periods in 2024, respectively. The decrease is driven by operating costs decreasing at a greater rate relative to the decrease in revenue, which is due to the decrease in compensation related costs - part of our on-going restructuring efforts.

For each of the three and six months ended June 30, 2024 we recognized $11.4 million in impairments of intangible assets as a result of classifying AMD as held-for-sale. In our held-for-sale analysis we concluded the carrying value of the AMD disposal group exceeded its estimated fair value set equivalent to an expected sale price; as such we fully impaired all long-lived assets. There was no equivalent activity for the three and six months ended June 30, 2025.

Depreciation and amortization decreased by $0.4 million and $1.4 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024. The decrease is primarily driven by a corresponding decrease in property and equipment assets as well as intangible assets.

Interest expense increased $2.8 million and $6.5 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024. The increase is primarily due to the compounding effect of the paid-in-kind interest applied to the principal balance.

We recognized warrant expense of $0.6 million and warrant income of $2.1 million for the three and six months ended June 30, 2025, respectively, as compared to warrant income of $2.2 million and $4.3 million in the same period in 2024. The change in warrant (income) expense recognized is directly tied to fluctuations in the market price of the common stock over the period.

Income tax was a benefit of $21.0 thousand and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Income tax was an expense of $0.1 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively. The impact from income taxes varies from the federal statutory rate of 21% due to state income taxes, changes in the valuation allowance for deferred tax assets and adjustments for permanent differences. For both periods, the benefit and expense largely relates to estimated state income taxes attributable to income earned in separate filing states without state net operating loss carryforwards and in combined filing states that restrict which entities within the group may use specific net operating loss carryforwards.

Loss from discontinued operations decreased by $10.1 million and $10.5 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively. The decrease is attributable to being further into the runout of our Commercial business as of June 30, 2025 compared to June 30, 2024 thus incurring less operating costs as the resources needed for the runout operations have further decreased.

NeueCare
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Statement of income (loss) and operating data:	2025	2024	2025	2024

Revenue:
Capitated revenue	$81,407	$64,005	$162,394	$125,471
Service revenue	6,874	9,803	13,138	19,333
Investment income	120	21	477	21
Total unaffiliated revenue	$88,401	$73,829	$176,009	$144,825
Affiliated revenue	3,227	3,156	6,136	5,783
Total segment revenue	$91,628	$76,985	$182,145	$150,608
Operating expenses
Medical costs	$36,723	$33,579	$74,241	$61,015
Operating costs	28,936	34,676	56,146	67,265
Intangible assets impairment	—	11,411	—	11,411
Depreciation and amortization	2,757	3,221	5,539	7,007
Total operating expenses	68,416	82,887	135,926	146,698
Operating income (loss)	$23,212	$(5,902)	$46,219	$3,910

NeueCare’s capitated revenue increased by $17.4 million or 27.2% for the three months ended June 30, 2025 as compared to the same period in 2024. NeueCare’s capitated revenue increased by $36.9 million or 29.4% for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was a result of both rate increases in our full risk contracts with third-party payors and increased membership through our third-party payor contracts as compared to the three and six months ended June 30, 2024.

NeueCare’s service revenue decreased $2.9 million for the three months ended June 30, 2025 as compared to the same period in 2024. NeueCare’s service revenue decreased $6.2 million for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease in NeueCare’s service revenue for the three and six months ended June 30, 2025 was primarily driven by our sale of AMD in November 2024.

NeueCare’s investment income increased by $0.1 million and $0.5 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024. The investment income in the current year is attributable to a financial guarantee with a third-party payor invested in a certificate of deposit as well as funds invested in a money market fund; there were no equivalent investments in the same period in 2024.

Affiliated revenue increased by $0.1 million and $0.4 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024, primarily attributable to fluctuations in ACO surplus at our owned providers.

NeueCare’s medical costs increased by $3.1 million for the three months ended June 30, 2025 as compared to the same period in 2024. NeueCare’s medical costs increased by $13.2 million for the six months ended June 30, 2025 as compared to the same period in 2024. The increase is primarily a result of rate increases in our full risk contracts with third-party payors. The increase is also a result of increases in our value-based care lives through third-party payor contracts including increases of $1.0 million and $3.6 million in provider capitation paid to our affiliate partners for the three and six months ended June 30, 2025, respectively.

Operating costs for the NeueCare segment decreased $5.7 million and $11.1 million for the three and six months ended June 30, 2025, as compared to the same periods in 2024. The decrease is primarily driven by a decrease in payroll expense due to our divestiture of AMD in the fourth quarter of 2024.

For each of the three and six months ended June 30, 2024 we recognized $11.4 million in impairments of intangible assets as a result of classifying AMD as held-for-sale. In our held-for-sale analysis we concluded the carrying value of the AMD disposal group exceeded its estimated fair value set equivalent to an expected sale price; as such we fully impaired all long-lived assets. There was no equivalent activity for the three and six months ended June 30, 2025.

NeueCare’s depreciation and amortization decreased $0.5 million and $1.5 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024. The decrease is a result of a decrease in intangible asset amortization expense recognized in the three and six months ended June 30, 2025 due to the AMD intangibles impairment that occurred in the second quarter of 2024.

NeueSolutions
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Statement of income (loss) and operating data:	2025	2024	2025	2024
Revenue:
Capitated revenue	$1,125	$—	$1,125	$—
ACO REACH revenue	115,339	149,802	239,379	321,613
Service revenue	3,546	2,273	7,116	4,358
Total segment revenue	120,010	152,075	247,620	325,971
Operating expenses
Medical Costs	112,914	147,258	239,199	319,323
Operating Costs	4,542	4,420	8,859	9,183
Total operating expenses	117,456	151,678	248,058	328,506
Operating income (loss)	$2,554	$397	$(438)	$(2,535)

NeueSolutions had $1.1 million of capitated revenue for the three and six months ended June 30, 2025 from our participation in the MSSP beginning January 1, 2025.

NeueSolutions’ ACO REACH revenue decreased $34.5 million, or 23.0% for the three months ended June 30, 2025 as compared to the same period in 2024. NeueSolutions’s ACO REACH revenue decreased $82.2 million, or 25.6% for the six months ended June 30, 2025 compared to the same period in 2024. This decrease is attributable to a decrease of approximately 10,000 beneficiaries aligned to our REACH ACOs as of June 30, 2025 compared to the same period in 2024. See Note 12, ACO REACH, for additional information regarding our remaining performance obligation based on the most recent benchmark data.

NeueSolutions’ service revenue increased $1.3 million and $2.8 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024. The increase in service revenue was driven by revenue from our enablement services contracts.

NeueSolutions’ medical costs decreased by $34.3 million and $80.1 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively. This decrease is attributable to a decrease of approximately 10,000 beneficiaries aligned to our REACH ACOs as of June 30, 2025 compared to the same period in 2024.

NeueSolutions’ operating costs remained relatively flat for the three and six months ended June 30, 2025 as compared to the same periods in 2024.
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

We believe that the existing cash and investments will not be sufficient to satisfy our anticipated cash requirements for the next twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are issued. In response to these conditions, management continues to implement plans to drive positive operating cash flow and achieve the requirements in the existing debt agreements to access additional liquidity. However, the Company may not be able to access other tranches of the loan and security agreement with Hercules Capital, Inc., and may not be able to recapture through dividends additional cash from its regulated insurance entities, as these matters are all subject to conditions that are not fully within the Company’s control. In the event the Company is unable to access this additional liquidity or take other management actions, among other potential consequences, the Company forecasts that it will be unable to satisfy its obligations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and investment balances held at regulated insurance entities are subject to regulatory restrictions and can only be accessed through dividends declared to the non-regulated parent company, pending regulatory approval, or through reimbursements related to administrative services agreements with the parent company. The parent Company received $23.5 million of dividends from the regulated insurance entities in surplus capital positions during the six months ended June 30, 2025, $15.0 million of which was contributed to other regulated insurance subsidiaries. The company declared $28.2 million of dividends from the regulated insurance entities to the parent company during the six months ended June 30, 2024.

In accordance with the terms of the repayment agreements with CMS, the Company must remit to CMS all surplus funds hereafter released from the regulated insurance entities, through dividends declared, within 30 calendar days of receipt of such funds.

The regulated legal entities are required to hold certain minimum levels of risk-based capital and surplus to satisfy regulatory requirements. As of June 30, 2025, we were out of compliance with the minimum levels for certain of our regulated insurance legal entities within our Bright HealthCare-Commercial segment.

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

As of June 30, 2025, we had $96.4 million of long-term borrowings under the Amended 2023 Credit Agreement. There are no additional available borrowings under the Amended 2023 Credit Agreement.

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

As of June 30, 2025, we had letters of credit of $14.4 million, as well as surety bonds of $19.5 million. On our Condensed Consolidated Balance Sheets, $24.3 million of the cash and cash equivalents and $13.9 million of short-term investments are restricted as collateral to our undrawn letters of credit and surety bonds.

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

Cash and Investments

As of June 30, 2025, we had $212.9 million in cash and cash equivalents and $21.5 million in short-term investments across our continuing and discontinued operations. As of June 30, 2025, we had no long-term investments across our continuing and discontinued operations.

As of June 30, 2025, we had non-regulated cash and cash equivalents of $131.6 million. As of June 30, 2025, we had $13.9 million non-regulated short-term and no non-regulated long-term investments. Of the $131.6 million non-regulated cash and cash equivalents, $24.3 million is restricted as collateral to our letters of credit and surety bonds. The entirety of the $13.9 million non-regulated short-term investments is restricted as collateral to our financial guarantees.

As of June 30, 2025, we had regulated insurance entity cash and cash equivalents of $81.3 million and short-term investments of $7.5 million. As of June 30, 2025, we had no regulated insurance entity long-term investments.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Net cash used in operating activities	$(23,875)	$(77,148)
Net cash provided by investing activities	54,650	189,281
Net cash used in financing activities	(3,249)	(225,955)
Net increase (decrease) in cash and cash equivalents	$27,526	$(113,822)
Cash and cash equivalents at beginning of period	$185,405	$375,280
Cash and cash equivalents at end of period	$212,931	$261,458

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities decreased by $53.3 million compared to the six-month period ended June 30, 2024. This fluctuation is primarily attributable to larger payments on our outstanding medical costs payable and risk adjustment principal balances associated with our discontinued operations during the six months ended June 30, 2024 as compared to the equivalent period ended June 30, 2025.

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities decreased by $134.6 million compared to the six-month period ended June 30, 2024. The cash provided by investing activities during the six months ended June 30, 2024 is primarily attributable to the non-contingent net proceeds received for the sale of our California Medicare Advantage business that closed effective January 1, 2024. The cash provided by investing activities during the six months ended June 30, 2025 is primarily attributable to receipt of the Consolidation and Escrow Adjustment that was a contingent portion of the net proceeds from the sale of our California Medicare Advantage business that was released to NeueHealth on March 17, 2025.

Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities decreased by $222.7 million compared to the six months ended June 30, 2024. This cash used in financing activities during the six months ended June 30, 2024 is primarily attributable to the payoff of our short-term debt using a portion of the proceeds from the sale of our California Medicare Advantage business during the six months ended June 30, 2024. The cash used in financing activities during the six months ended June 30, 2025 is primarily attributable to distributions to noncontrolling interest holders as well as a $1.0 million payment of principal to the former P-Unit holders.

Critical Accounting Policies and Estimates

As of June 30, 2025, there had been no material changes to the critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements as described in the 2024 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

In connection with the filing of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2025, filed with the SEC on August 7, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”)

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

NEUEHEALTH, INC.

Dated: August 7, 2025	By:	/s/ G. Mike Mikan
	Name:	G. Mike Mikan
	Title:	Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Matushak
	Name:	Jay Matushak
	Title:	Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jeffrey J. Scherman
	Name:	Jeffrey J. Scherman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)